Form 10-Q
period 1996-06-30
ICOS CORP / DE
filed 1996-08-14
CIK 874294

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

(Mark One)
       /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                          OR

      / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1996                 Commission File Number 0-19171

                                  ICOS CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                  91-1463450
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


22021 20th Avenue Southeast, Bothell WA                               98021
(Address of principal executive offices)                           (Zip Code)


                                      (206)485-1900
                    (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
/X/Yes / /No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class                                  Outstanding at June 30, 1996
           -----                                  -----------------------------
Common Stock, $0.01 par value                              39,221,823

                                     ICOS CORPORATION

                                     TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

        Statements of Operations for the three months ended June 30, 1996 and 1995, the six months ended June 30, 1996 and 1995 and the period from September 21, 1989 (incorporation) through June 30,1996..1

        Balance Sheets as of June 30, 1996 and December 31,1995..............2

        Statements of Stockholders' Equity for the period from September 21,
        1989(incorporation) through June 30, 1996............................3

        Statements of Cash Flows for the six months ended June 30, 1996 and 1995, and the period from September 21, 1989 (incorporation)
        through June 30, 1996................................................5

        Notes to Financial Statements........................................6

        ITEM 2.

        Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................7

PART II.  OTHER INFORMATION
        ITEM 1: Legal Proceedings............................................*

        ITEM 2: Changes in Securities........................................*

        ITEM 3: Defaults Upon Senior Securities..............................*

        ITEM 4: Submission of Matters to a Vote of Security Holders.........11

        ITEM 5: Other Information............................................*

        ITEM 6: Exhibits and Reports on Form 8-K............................14

SIGNATURE...................................................................15


*No information provided due to inapplicability of item.

                                                                        ICOS CORPORATION
                                                                 (A Development Stage Company)
                                                                     STATEMENT OF OPERATIONS
                                                                           (unaudited)


                                                                                                   Period from
                                                                                                September 21, 1989
                                             Three months ended          Six months ended         (incorporation)
                                            June 30,     June 30,      June 30,     June 30,     through June 30,
                                              1996         1995          1996         1995             1996
                                         ------------ ------------ ------------- ------------- ----------------
Revenue:

Collaborative research & development     $   500,000  $   500,000  $  1,000,000  $    500,000   $  4,500,000
Research grants                                    -            -             -             -      1,451,409
                                         ------------ ------------ ------------- -------------  -------------
     Total revenue                           500,000      500,000     1,000,000       500,000      5,951,409

Operating expenses:

   Research and development                7,091,661    5,742,391    13,799,918    11,681,695     99,491,522
   General and administrative                675,251      624,368     1,361,138     1,280,515     16,759,127
                                         ------------ ------------ ------------- -------------  -------------
     Total operating expenses              7,766,912    6,366,759    15,161,056    12,962,210    116,250,649
                                         ------------ ------------ ------------- -------------  -------------
     Operating loss                       (7,266,912)  (5,866,759)  (14,161,056)  (12,462,210)  (110,299,240)
                                         ------------ ------------ ------------- -------------  -------------
Other income (expense):

   Investment income                         475,142      514,169       698,759     1,025,867     15,916,839
   Interest expense                                -      (16,039)            -       (36,547)      (887,535)
   Other, net                                    245      (62,683)        1,214       (61,892)      (105,823)
                                         ------------ ------------ ------------- -------------  -------------
                                             475,387      435,447       699,973       927,428     14,923,481
                                         ------------ ------------ ------------- -------------  -------------
     Net loss                            $(6,791,525) $(5,431,312) $(13,461,083) $(11,534,782)  $(95,375,759)
                                         ============ ============ ============= =============   ============

Net loss per common share                $     (0.19) $     (0.17) $      (0.39) $      (0.36)
                                         ============ ============ ============= =============
Weighted average common shares
   outstanding                            36,208,083   32,202,811    34,236,986    32,153,651
                                         ============ ============ ============= =============

See accompanying notes to financial statements.
                                     Page  1

                                                                        ICOS CORPORATION
                                                                 (A Development Stage Company)
                                                                         BALANCE SHEETS



                                                         ASSETS
                                                                                    June 30,    December 31,
                                                                                      1996          1995
                                                                                  ------------  ------------
                                                                                   (unaudited)
Current assets:
  Cash and cash equivalents                                                       $ 45,885,624  $  4,256,366
  Investment securities available for sale, at market value                          9,008,320    17,013,514
  Interest receivable                                                                  356,853       106,548
  Nontrade receivables                                                                 111,350        98,396
  Prepaid expenses                                                                     465,928       634,134
                                                                                  ------------  ------------
    Total current assets                                                            55,828,075    22,108,958
Property and equipment, at cost:
  Land                                                                               2,309,979     2,309,979
  Leasehold improvements                                                             7,192,096     7,082,065
  Furniture and equipment                                                           10,945,075     9,534,792
  Assets acquired under capital lease obligations                                            -       570,530
                                                                                  ------------  ------------
                                                                                    20,447,150    19,497,366
  Less accumulated depreciation and amortization                                    12,071,393    10,478,040
                                                                                  ------------  ------------
                                                                                     8,375,757     9,019,326
                                                                                  ------------  ------------
  Construction in progress                                                           7,869,377     6,366,402
                                                                                  ------------  ------------
    Net property and equipment                                                      16,245,134    15,385,728
                                                                                  ------------  ------------
  Other assets                                                                         127,197       240,844
                                                                                  ------------  ------------
                                                                                  $ 72,200,406  $ 37,735,530
                                                                                  ============  ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                $    309,357  $  1,598,973
  Accrued payroll and benefits                                                         805,033       664,094
  Other accrued expenses                                                             1,428,913     1,635,472
  Deferred research and development revenue                                                  -       500,000
  Current installments of obligations under capital lease                                    -        44,633
                                                                                  ------------  ------------
    Total current liabilities                                                        2,543,303     4,443,172
                                                                                  ------------  ------------
Stockholders' equity:
  Preferred Stock, $.01 par value. Authorized 2,000,000 shares; none issued                  -             -
  Common Stock, $.01 par value.  Authorized 100,000,000 shares; issued and
    outstanding, 39,221,823 at June 30, 1996 and 32,233,608 at December 31, 1995       392,218       322,335
  Additional paid-in capital                                                       164,736,709   115,163,011
  Restricted Stock                                                                     (69,375)     (208,125)
  Net unrealized loss on investment securities available for sale                      (26,690)      (70,187)
  Deficit accumulated during the development stage                                 (95,375,759)  (81,914,676)
                                                                                  ------------- -------------
    Total stockholders' equity                                                      69,657,103    33,292,358
                                                                                  ------------- -------------
                                                                                  $ 72,200,406  $ 37,735,530
                                                                                      ============= =============
See accompanying notes to financial statements.
                                     Page 2





                                                                        ICOS CORPORATION
                                                                 (A Development Stage Company)
                                                               STATEMENTS OF STOCKHOLDERS' EQUITY



                                                         Common  Additional   Restricted  Unrealized    Deficit       Total
                                                          Stock    paid-in      Common    gain(loss)  accumulated stockholders'
                                                                   capital       Stock        on       during the    equity
                                                                                          securities  development
                                                                                           available     stage
                                                                                           for sale,
                                                                                              net
                                                        -------- ------------ ----------- ---------- ------------ -------------
Issuance of 5,515,000 shares of Common Stock at
  $.02 per share                                        $ 55,150 $     55,150 $        -  $      -  $          -  $   110,300
  Net loss for the period from inception through
   December 31, 1989                                           -            -          -         -      (359,952)    (359,952)
                                                        -------- ------------ ----------- --------- -------------  -----------
Balances at December 31, 1989                             55,150       55,150          -         -      (359,952)    (249,652)
  Issuance of 455,000 shares of Common Stock at
   $.02 per share                                          4,550        4,550          -         -             -        9,100
  Issuance of 10,752,222 shares of Common Stock at
   $3.00 per share, net of issuance costs of $2,513,166  107,522   29,635,979          -         -             -   29,743,501
  Issuance of 300,000 shares of Common Stock at $3.00
   per share in payment of note to stockholders            3,000      897,000          -         -             -      900,000
  Repurchase 60,000 shares of Common Stock at $.02
   per share                                                (600)        (600)         -         -             -       (1,200)
  Net loss for the year ended December 31, 1990                -            -          -         -    (2,775,090)  (2,775,090)
                                                        -------- ------------ ----------- --------- -------------  -----------
Balances at December 31, 1990                            169,622   30,592,079          -         -    (3,135,042)  27,626,659
  Issuance of 4,500,000 shares of Common Stock at $8.00
   per share, net of issuance costs of $3,230,856         45,000   32,724,144          -         -             -   32,769,144
  Repurchase 74,000 shares of Common Stock at $.02 per
   share                                                    (740)        (740)         -         -             -       (1,480)
  Issuance of 135,000 shares of Common Stock, of which
   75,000 shares are restricted, to Cold Spring Harbor
   Laboratories pursuant to a collaboration agreement, at
   fair market value of $18.50 per share                   1,350    2,496,150 (1,387,500)        -             -    1,110,000
  Vesting of 3,750 shares of restricted Common Stock           -            -     69,375         -             -       69,375
  Issuance of 18,885 shares of Common Stock from the
   exercise of options at $3.00 per share                    189       56,466          -         -             -       56,655
  Issuance of 86,772 shares of Common Stock from the
   exercise of warrants at $3.00 per share                   868      259,448          -         -             -      260,316
  Compensation related to options granted                      -       12,599          -         -             -       12,599
  Net loss for the year ended December 31, 1991                -            -          -         -    (6,412,786)  (6,412,786)
                                                        -------- ------------ ----------- --------- -------------  -----------
Balances at December 31, 1991                            216,289   66,140,146 (1,318,125)        -    (9,547,828)  55,490,482
  Issuance of 3,000,000 shares of Common Stock at $9.00
   per share, net of issuance costs of $1,780,436         30,000   25,189,564          -         -             -   25,219,564
  Retirement of 299,561 shares of Common Stock at $8.00
   per share                                              (2,996)  (2,394,226)         -         -             -   (2,397,222)
  Vesting of 15,000 shares of restricted Common Stock          -            -    277,500         -             -      277,500
  Issuance of 800,012 shares of Common Stock from the
   exercise of options at $3.00 per share                  8,000    2,392,035          -         -             -    2,400,035
  Issuance of 106,800 shares of Common Stock from the
   exercise of warrants at $3.00 per share                 1,068      319,333          -         -             -      320,401
  Compensation related to options granted                      -       30,235          -         -             -       30,235
  Net loss for the year ended December 31, 1992                -            -          -         -    (8,312,128)  (8,312,128)
                                                        -------- ------------ ----------- --------- -------------  -----------
Balances at December 31, 1992                            252,361   91,677,087 (1,040,625)        -   (17,859,956)  73,028,867
                                     Page 3

  Repurchase of 12,500 shares of Common Stock at $.02
   per share                                                (125)        (215)         -         -             -         (340)
  Vesting of 15,000 shares of restricted Common Stock          -            -    277,500         -             -      277,500
  Issuance of 4,998 shares of Common Stock from the
   exercise of options at prices ranging from $3.00 to
   $8.00 per share                                            50       17,765          -         -             -       17,815
  Issuance of 59,650 shares of Common Stock from the
   exercise of warrants at $3.00 per share                   596      178,354          -         -             -      178,950
  Issuance of 326,838 shares of Common Stock from the
   exercise of warrants in exchange for Common Stock at
   prices ranging from $5.25 to $6.10 per share            3,269       (3,269)         -         -             -            -
  Compensation related to options granted                      -       30,235          -         -             -       30,235
  Net loss for the year ended December 31, 1993                -            -          -         -   (17,937,930) (17,937,930)
                                                        -------- ------------ ----------- --------- ------------- ------------
Balances at December 31, 1993                            256,151   91,899,957   (763,125)        -   (35,797,886)  55,595,097
  Issuance of 6,425,000 shares of Common Stock at $3.625
   per share, net of issuance costs of $500,072           64,250   22,726,303          -         -             -   22,790,553
  Vesting of 15,000 shares of restricted Common Stock          -            -    277,500         -             -      277,500
  Issuance of 12,998 shares of Common Stock from the
   exercise of options at prices ranging from $3.00 to
   $8.00 per share                                           129       43,550          -         -             -       43,679
  Compensation related to options granted                      -       30,235          -         -             -       30,235
  Net unrealized loss on investment securities available
   for sale                                                    -            -          -  (968,920)            -     (968,920)
  Net loss for the year ended December 31, 1994                -            -          -         -   (22,748,200) (22,748,200)
                                                        -------- ------------ ----------- --------- ------------- ------------
Balances at December 31, 1994                            320,530  114,700,045   (485,925) (968,920)  (58,546,086)  55,019,944
  Issuance costs related to sale of Common Stock in 1994       -      (56,567)         -         -             -      (56,567)
  Vesting of 15,000 shares of restricted Common Stock          -            -    277,500         -             -      277,500
  Issuance of 166,019 shares of Common Stock from the
   exercise of options at prices ranging from $4.00 to
   $7.625 per share                                        1,660      504,145          -         -             -      508,805
  Issuance of 5,250 shares of Common Stock from exercise
   of warrants at $3.00 per share                             53       15,480          -         -             -       15,533
  Issuance of 9,225 shares of Common Stock from the
   exercise of warrants in exchange for Common Stock at
   prices ranging from $4.95 to $5.13 per share               92          (92)         -         -             -            -
  Net unrealized gain on investment securities available
   for sale                                                    -            -          -   898,733             -      898,733
  Net loss for the year ended December 31, 1995                -            -          -         -   (23,368,590) (23,368,590)
                                                        -------- ------------ ----------- --------- ------------- ------------
Balances at December 31, 1995                            322,335  115,163,011   (208,125)  (70,187)  (81,914,676)  33,292,358
  Issuance of 6,900,000 shares of Common Stock at
   $7.625 per share, net of issuance costs of
   $3,382,968                                             69,000   49,160,532          -         -             -   49,229,532
  Vesting of 7,500 shares of restricted Common Stock           -            -    138,750         -             -      138,750
  Issuance of 88,215 shares of Common Stock from the
   exercise of options at prices ranging from $3.00 to
   $8.00 per share                                           883      413,166          -         -             -      414,049
  Net unrealized gain on investment securities available
   for sale                                                    -            -          -    43,497             -       43,497
  Net loss for the six months ended June 30, 1996              -            -          -         -   (13,461,083) (13,461,083)
                                                        -------- ------------ ----------- --------- ------------- ------------
Balances at June 30, 1996                               $392,218 $164,736,709 $  (69,375) $(26,690) $(95,375,759) $69,657,103
                                                        ======== ============ =========== ========= ============= ============

See accompanying notes to financial statements.
                                     Page 4


                                                                        ICOS CORPORATION
                                                                 (A Development Stage Company)
                                                                    STATEMENTS OF CASH FLOWS
                                                                            (unaudited)
                                                                                                   Period from
                                                                                                  September 21,
                                                                                                      1989
                                                                                                 (incorporation)
                                                                          Six Months Ended         through
                                                                              June 30,              June 30,
                                                                      ------------------------
                                                                          1996         1995            1996
                                                                      ------------ -----------   ---------------


Cash flows from operating activities:
  Net loss                                                           $(13,461,083) $ (11,534,782)    $(95,375,759)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                       1,593,353      1,572,231       12,071,393
    Amortization of deferred rent                                               -              -         (475,000)
    Amortization of investment premiums/discounts                          48,856         79,918        1,112,723
    Loss (gain) on sale of investment securities                           19,359            -         (1,372,964)
    Amortization of restricted stock                                      138,750      138,750          1,318,125
    Compensation related to stock options granted                               -            -            103,304
    Common Stock issued in payment of research and development costs            -            -          1,110,000
    Change in certain assets and liabilities:
      Increase in interest receivable                                    (250,305)    (165,717)          (356,853)
      Increase in nontrade receivables                                    (12,954)     (19,834)          (111,350)
      Decrease (increase) in prepaid expenses                             168,206      170,462           (465,928)
      Increase in other assets                                                  -       (7,205)                 -
      Decrease in accounts payable                                     (1,289,616)     (59,677)          (460,643)
      (Decrease) increase in accrued payroll, benefits and other
        accrued expenses                                                  (65,620)     (10,692)         2,233,946
      Decrease in deferred research and development revenue              (500,000)           -                  -
                                                                      ------------ ------------      -------------
        Net cash used in operating activities                         (13,611,054)  (9,836,546)       (80,669,006)
                                                                      ------------ ------------      -------------
Cash flows from investing activities:
  Purchases of investment securities                                   (1,986,875) (11,592,490)      (361,772,624)
  Maturities of investment securities                                   5,000,000            -         83,907,775
  Sales of investment securities                                        4,967,351            -        269,090,081
  Acquisitions of property and equipment                               (2,452,759)  (1,644,306)       (23,957,326)
  Decrease (increase) in other assets                                     113,647            -           (127,197)
                                                                      ------------ ------------      -------------
        Net cash provided by (used in) investing activities             5,641,364  (13,236,796)       (32,859,291)
                                                                      ------------ ------------      -------------
Cash flows from financing activities:
  Deferred rent payment received                                                -            -            475,000
  Proceeds from note payable to stockholders                                    -            -            900,000
  Principal payments on obligations under capital lease                   (44,633)    (385,073)        (3,589,201)
  Proceeds from issuance of Common Stock                               49,229,532      (56,567)       159,871,693
  Proceeds from exercise of options and warrants                          414,049      499,529          1,759,539
  Common Stock retired                                                          -            -             (3,110)
                                                                      ------------ ------------      -------------
        Net cash provided by financing activities                      49,598,948       57,889        159,413,921
                                                                      ------------ ------------      -------------
        Net increase (decrease) in cash and cash equivalents           41,629,258  (23,015,453)        45,885,624
Cash and cash equivalents at beginning of period                        4,256,366   24,743,465                  -
                                                                      ------------ ------------      -------------
Cash and cash equivalents at end of period                            $45,885,624   $1,728,012       $ 45,885,624
                                                                      ============ ============      =============


Supplemental disclosure of cash flow information:
  Cash paid for interest                                              $       364   $   36,547       $    959,466
Supplemental disclosure of noncash financing and investing
  activities:
    Assets acquired under capital lease obligations                             -            -          3,589,201
    Exercise of stock options funded by retirement of previously
      issued Common Stock                                                       -            -          2,397,132
    Common Stock issued in payment of note payable to stockholders              -            -            900,000
                                                                      ============ ============      =============

See accompanying notes to financial statements.
                                     Page 5

                                    ICOS CORPORATION
                             (A Development Stage Company)

                             NOTES TO FINANCIAL STATEMENTS

                    June 30, 1996 (unaudited) and December 31, 1995

1.  Summary of Significant Accounting Policies
    ------------------------------------------

    Basis of Presentation

     The information contained herein has been prepared in accordance with instructions for Form 10-Q. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim period a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995, included in the Company's Annual Report on Form 10-K.

2.  Common Stock Transactions
    ----------------------------------

    Public Offering

     In May of 1996, the Company completed a public offering selling 6,900,000 shares of Common Stock at $7.625 per share, with the Company receiving net proceeds of $49,229,532. The Company anticipates that the proceeds from this offering will be used for continued research and product development, funding of preclinical testing and clinical trials, expansion of the Company's facilities and general corporate purposes.

     Increase In Authorized Shares of Common Stock

      On May 8, 1996, the stockholders of the Company approved an amendment to
Article 4 of the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 shares to 100,000,000 shares.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

Overview

     The Company's mission is to improve the quality of life and health for people worldwide by leading in the discovery, development, and commercialization of novel therapeutics by focusing on molecular targets in inflammatory and other serious diseases. The Company has discovered important mechanisms underlying directed cell movement, inhibition of pro-inflammatory mediators, and intracellular signal transduction that may provide broad opportunities in the treatment of chronic diseases that have inflammatory components and in the treatment of acute inflammatory conditions.

     Financial results for the first half of 1996 reflect a planned increase in operating expenses for activities related to advancing potential products through the therapeutic development process. Such activities include product development, process development and clinical trials. The Company expects to invest in additional clinical, regulatory, process development and product development efforts over the remainder of the year and in future periods.

     The Company has a deficit accumulated during the development stage from September 21, 1989 (incorporation) through June 30, 1996 of $95,375,759. The Company's results of operations may vary significantly from quarter to quarter and will depend, among other factors, on the timing of certain expenses, payments received from certain collaborations, and the progress of the Company's research and development efforts. The Company expects increased expenditures over the next several quarters as the Company continues and expands clinical trials of its product candidates and continues to expand pre-clinical research and development activities for additional potential products and begins clinical trials of those deemed most promising.

     When used in this discussion, the words "expects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors which could affect the Company's financial results are described in the Company's latest Annual Report on Form 10-K for the year ended December 31, 1995, which is filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     Page 7
Revenue

     Revenue of $500,000 earned in each of the quarters ended June 30, 1996 and 1995 represented payments received under the Company's agreement with Abbott Laboratories which commenced in April of 1995. Revenue earned under the agreement totaled $1,000,000 for the six months ended June 30, 1996 and $500,000 for the six months ended June 30, 1995.

Operating Expenses

     Total operating expenses for the second quarter ended June 30, 1996 increased 22% to $7,766,912 from $6,366,759 for the second quarter ended
June 30, 1995. Total operating expenses for the first half of 1996 increased 17% to $15,161,056 from $12,962,210 for the first half of 1995. Research and development expenses for the second quarter of 1996 increased 23% to $7,091,661 from $5,742,391 for the second quarter of 1995. For the six months ended
June 30, 1996, research and development expenses increased 18% to $13,799,918
from $11,681,695 for the six months ended June 30, 1995.   The increase in
research and development expenses is due primarily to increased costs associated with product development, process development, regulatory submissions and clinical trials. General and administrative expenses for the second quarter increased 8% to $675,251 in 1996 from $624,368 for the same period in 1995. For the first six months of 1996, general and administrative expenses increased 6% to $1,361,138 from $1,280,515 for the same six month period ended June 30, 1995. These increases were primarily the result of increased personnel costs and other administrative activities.

Other Income and Expense

     Other income primarily represents investment income earned on the Company's investment securities. Investment income decreased 8% to $475,142 for the second quarter of 1996 from $514,169 for the second quarter of 1995. Investment income for the six months ended June 30, 1996 decreased 32% to $698,759 from $1,025,867 for the six months ended June 30, 1995. These decreases were primarily the result of lower average cash balances in the first half of 1996 compared to the first half of 1995.

                                     Page 8
Net Loss

     The net loss for the quarter ended June 30, 1996 increased 25% to $6,791,525 from $5,431,312 for the quarter ended June 30, 1995. The net loss for the six months ended June 30, 1996 increased 17% to $13,461,083 from $11,534,782 for the six months ended June 30, 1995. The increases in net loss are primarily attributable to the planned increases in research and development expenses as noted above.

Liquidity & Capital Resources

     The Company has financed its operations since inception through private and public sales of Common Stock, investment income, revenue from research collaborations and grants, and a capital lease. Through June 30, 1996, the Company had raised $107,218,240 in net proceeds from three public offerings of Common Stock, $30,762,901 in net proceeds from private sales of Common
Stock, $22,733,986 in net proceeds from a Rights Offering of Common Stock to existing shareholders, and $4,156,671 from the exercise of stock options and warrants. Through June 30, 1996, the Company had earned $15,916,839 in investment income and $5,951,409 in research-related revenue.

     At June 30, 1996, the Company had $55,250,797 in cash and cash equivalents, investment securities, and interest receivable. Through
June 30 1996, the Company had invested a total of $26,006,548 in production, laboratory and administrative facilities, laboratory and computer equipment, furniture, and leasehold improvements. In addition, the Company has invested $2,309,979 in land for future facilities expansion. The Company anticipates that its operating expenses will continue to increase in 1996 and subsequent years as the Company adds personnel and facilities associated with advancing several potential products through development and clinical trials. Foreseeable incremental costs may include, but are not limited to, those associated with the Company's own product development, preclinical studies and clinical trials, patent filings and administrative activities. In addition, the Company may incur obligations and costs under the Glaxo Wellcome collaboration agreement related to its portion of development costs for potential products developed under the agreement. Under certain provisions of the collaboration agreement, the Company is only liable for certain of these costs if the product candidate has successfully passed certain milestones in the development process. The Company will recognize these potentially significant costs once its liability for them has been established.

     The Company expects to continue to enter into collaborations with other parties where the work complements that at ICOS. These relationships may involve commitments by ICOS to fund some or all of certain research programs over a defined period. Although corporate collaborations have provided revenue to the Company in the past, there can be no assurance that similar sources of funds will be available to the Company in the future. The Company plans to hire the additional personnel necessary to continue its discovery research, as well as continue development of its current portfolio of product candidates, and to continue to modify its existing facilities in the future to complete a production facility and add additional laboratory and office space. Further expenditures will be required for additional laboratory, development and office facilities to accommodate the activities and personnel associated with discovery research, development of current and potential products and expansion of the number of clinical trials in the future. All these activities will require substantial financial resources. There can be no assurance that the Company will have sufficient resources to fund the cost of such activities or that the Company will be able to obtain additional resources on acceptable terms or in time to fund any necessary or desirable expenditures.

     The Company anticipates that its existing capital resources should be
sufficient to fund its cash requirements through 1997.   The preceding
forward-looking statement is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The amounts and timing of expenditures will depend on the progress of ongoing research and development, the results of preclinical testing and clinical trials, the rate at which operating losses are incurred, the execution of any development and licensing agreements with corporate partners, the Company's development of products, the FDA regulatory process and other factors, many of which are beyond the Company's control. Additional capital resources will be required to fund the Company's operations through commercialization of its first product. The Company will need to raise substantial additional funds for its programs.

     Regulation by governmental authorities in the United States and foreign countries is a significant factor in the manufacture and marketing of the Company's proposed products and in its ongoing research and product development activities. The Company's product candidates will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval procedures by the FDA and similar regulatory authorities in foreign countries.

     Given that regulatory review is an interactive and continuous process, the Company has adopted a policy of limiting announcements concerning, or comments upon, specific details of the ongoing regulatory review of its product candidates, subject to its obligations under the securities laws, until definitive action is taken.

PART II. OTHER INFORMATION

     ITEM 4: Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on May 8, 1996. The proposals voted upon and the results of the voting are as follows:

     1. The following nominees for election as Directors, each to hold office for a term of three years or until their successor is duly elected and qualified, received not less than 30,215,050 votes, which represents 98.9% of the shares of Common Stock voted. Each Director received the number of votes set opposite his respective name:

         Nominee                      For        Withheld
         -------                      ---        --------
         David V. Milligan         30,215,050     345,002
         Alexander B. Trowbridge   30,221,790     338,262
         Gary L. Wilcox            30,233,555     326,497
         Walter B. Wriston         30,235,112     324,940

         The aforesaid nominees have been elected as Directors for the term set forth in the Proxy Statement.

         The following Directors are currently serving terms that expire at the 1997 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified:

         Frank T. Cary
         James L. Ferguson
         Janice M. LeCocq

         The following Directors are currently serving terms that expire at the 1998 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified:

         William H. Gates, III
         Robert W. Pangia
         George B. Rathmann

     2. The proposal to approve an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock received the following votes:


                              Votes
                              -----

         For                29,169,345
         Against             1,131,861
         Withheld              112,596
         Broker non-votes      146,250

         The foregoing proposal was approved.

     3. The proposal to approve an amendment to the 1989 Stock Option Plan to increase the number of shares authorized under the Plan and to comply with Section 162(m) of the Internal Revenue Code received the following votes:


                              Votes
                              -----

         For               17,824,604
         Against            2,522,365
         Withheld             161,229
         Broker non-votes  10,051,854

         The foregoing proposal was approved.

     4. The proposal to approve an amendment to the 1991 Stock Option Plan for Nonemployee Directors to increase the number of shares authorized under the Plan received the following votes:


                               Votes
                               -----

         For               16,695,294
         Against            1,209,294
         Withheld             215,590
         Broker non-votes  12,439,874

         The foregoing proposal was approved.

     5. The proposal to ratify the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for fiscal year 1996 received the following votes:


                     Votes
                     -----

         For       30,373,930
         Against       91,291
         Withheld      94,831

         The foregoing proposal was approved.

                                Index to Exhibits
                                -----------------

                                                                            Page

 3.1     Restated Certificate of Incorporation dated May 8, 1996              #

10.1     ICOS Corporation 1989 Stock Option Plan (Amended and Restated
         as of December 6, 1995)                                              *

10.2     ICOS Corporation 1991 Stock Option Plan for Nonemployee
         Directors (Amended and Restated as of December 6, 1995)              *

27.1     Financial Data Schedule                                              #


- --------------------
     # Filed with this document.

     * Filed as an exhibit to the Company's registration statement No. 333-08485 effective July 19, 1996 and incorporated by reference herein.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                          ICOS CORPORATION


Date: August 9, 1996                      By:  /S/ GEORGE B. RATHMANN
      --------------                           ----------------------
                                               George B. Rathmann
                                               Chairman of the Board of
                                               Directors, Chief Executive
                                               Officer and President

Date: August 9, 1996                      By:  /S/ HOWARD S. MENDELSOHN
      --------------                           ------------------------
                                               Howard S. Mendelsohn
                                               Chief Accounting Officer
                                     Page 15