Form 10-Q
period 1996-09-30
ICOS CORP / DE
filed 1996-11-14
CIK 874294

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

For Quarter Ended September 30, 1996             Commission File Number 0-19171

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
/X/Yes / /No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class                             Outstanding at September 30, 1996
           -----                             ---------------------------------
Common Stock, $0.01 par value                            39,409,498

                                     ICOS CORPORATION

                                     TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

        Statements of Operations for the three months ended September 30,
        1996 and 1995, the nine months ended September 30, 1996 and 1995 and the period from September 21, 1989 (incorporation) through
        September 30,1996....................................................1

        Balance Sheets as of September 30, 1996 and December 31,1995.........2

        Statements of Stockholders' Equity for the period from September 21,
        1989(incorporation) through September 30, 1996.......................3

        Statements of Cash Flows for the nine months ended September 30, 1996 and 1995, and the period from September 21, 1989 (incorporation)
        through September 30, 1996...........................................5

        Notes to Financial Statements........................................6

        ITEM 2.

        Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................7

PART II.  OTHER INFORMATION
        ITEM 1: Legal Proceedings............................................*

        ITEM 2: Changes in Securities........................................*

        ITEM 3: Defaults Upon Senior Securities..............................*

        ITEM 4: Submission of Matters to a Vote of Security Holders..........*

        ITEM 5: Other Information............................................*

        ITEM 6: Exhibits and Reports on Form 8-K............................11

SIGNATURE...................................................................12

EXHIBITS....................................................................13

*No information provided due to inapplicability of item.

                                                                        ICOS CORPORATION
                                                                 (A Development Stage Company)
                                                                     STATEMENT OF OPERATIONS
                                                                           (unaudited)


                                                                                                   Period from
                                                                                               September 21, 1989
                                             Three months ended          Nine months ended        (incorporation)
                                                September 30,              September 30,       through September 30,
                                         ------------------------- --------------------------- ---------------------
                                              1996         1995          1996         1995            1996
                                         ------------ ------------ ------------- ------------- ---------------------
Revenue:

Collaborative research & development     $   500,000  $   500,000  $  1,500,000  $  1,000,000   $  5,000,000
Research grants                                    -            -             -             -      1,451,409
                                         ------------ ------------ ------------- -------------  -------------
     Total revenue                           500,000      500,000     1,500,000     1,000,000      6,451,409

Operating expenses:

   Research and development                7,739,905    5,685,098    21,539,823    17,366,793    107,231,427
   General and administrative                564,290      546,841     1,925,428     1,827,356     17,323,417
                                         ------------ ------------ ------------- -------------  -------------
     Total operating expenses              8,304,195    6,231,939    23,465,251    19,194,149    124,554,844
                                         ------------ ------------ ------------- -------------  -------------
     Operating loss                       (7,804,195)  (5,371,939)  (21,965,251)  (18,194,149)  (118,103,435)
                                         ------------ ------------ ------------- -------------  -------------
Other income (expense):

   Investment income                         716,387      404,392     1,415,146     1,430,259     16,633,226
   Interest expense                                -      (11,463)            -       (48,010)      (887,535)
   Other, net                                 (1,103)     ( 2,089)          111       (63,981)      (106,926)
                                         ------------ ------------ ------------- -------------  -------------
                                             715,284      390,840     1,415,257     1,318,268     15,638,765
                                         ------------ ------------ ------------- -------------  -------------
     Net loss                            $(7,088,911) $(5,341,099) $(20,549,994) $(16,875,881) $(102,464,670)
                                         ============ ============ ============= =============  =============

Net loss per common share                $     (0.18) $     (0.17) $      (0.57) $      (0.52)
                                         ============ ============ ============= =============
Weighted average common shares
   outstanding                             39,280,122   32,230,880    35,929,570    32,179,677
                                         ============ ============ ============= =============

See accompanying notes to financial statements.
                                     Page  1

                                                                        ICOS CORPORATION
                                                                 (A Development Stage Company)
                                                                         BALANCE SHEETS



                                                         ASSETS
                                                                                 September 30,    December 31,
                                                                                      1996            1995
                                                                                 -------------   -------------
                                                                                   (unaudited)
Current assets:
  Cash and cash equivalents                                                       $  9,879,320  $  4,256,366
  Investment securities available for sale, at market value                         38,429,540    17,013,514
  Interest receivable                                                                  488,016       106,548
  Nontrade receivables                                                                 102,582        98,396
  Prepaid expenses                                                                     352,130       634,134
                                                                                  ------------  ------------
    Total current assets                                                            49,251,588    22,108,958
Property and equipment, at cost:
  Land                                                                               2,309,979     2,309,979
  Leasehold improvements                                                            13,412,171     7,082,065
  Furniture and equipment                                                           13,395,112     9,534,792
  Assets acquired under capital lease obligations                                            -       570,530
                                                                                  ------------  ------------
                                                                                    29,117,262    19,497,366
  Less accumulated depreciation and amortization                                    12,917,422    10,478,040
                                                                                  ------------  ------------
                                                                                    16,199,840     9,019,326
                                                                                  ------------  ------------
  Construction in progress                                                                   -     6,366,402
                                                                                  ------------  ------------
    Net property and equipment                                                      16,199,840    15,385,728
                                                                                  ------------  ------------
  Other assets                                                                         127,197       240,844
                                                                                  ------------  ------------
                                                                                  $ 65,578,625  $ 37,735,530
                                                                                  ============  ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                $    494,299  $  1,598,973
  Accrued payroll and benefits                                                         734,379       664,094
  Other accrued expenses                                                             1,252,637     1,635,472
  Deferred research and development revenue                                                  -       500,000
  Current installments of obligations under capital lease                                    -        44,633
                                                                                  ------------  ------------
    Total current liabilities                                                        2,481,315     4,443,172
                                                                                  ------------  ------------
Stockholders' equity:
  Preferred Stock, $.01 par value. Authorized 2,000,000 shares; none issued                  -             -
  Common Stock, $.01 par value.  Authorized 100,000,000 shares; issued and outstanding, 39,409,498 at September 30, 1996 and 32,233,608 at
    December 31, 1995                                                                  394,095       322,335
  Additional paid-in capital                                                       165,162,873   115,163,011
  Restricted Stock                                                                           -      (208,125)
  Net unrealized gain (loss) on investment securities available for sale                 5,012       (70,187)
  Deficit accumulated during the development stage                                (102,464,670)  (81,914,676)
                                                                                  ------------- -------------
    Total stockholders' equity                                                      63,097,310    33,292,358
                                                                                  ------------- -------------
                                                                                  $ 65,578,625  $ 37,735,530
                                                                                  ============= =============
See accompanying notes to financial statements.
                                     Page 2





                                                                        ICOS CORPORATION
                                                                 (A Development Stage Company)
                                                               STATEMENTS OF STOCKHOLDERS' EQUITY



                                                         Common  Additional   Restricted  Unrealized    Deficit       Total
                                                          Stock    paid-in      Common    gain(loss)  accumulated stockholders'
                                                                   capital       Stock        on       during the    equity
                                                                                          securities  development
                                                                                           available     stage
                                                                                           for sale,
                                                                                              net
                                                        -------- ------------ ----------- ---------- ------------ -------------
Issuance of 5,515,000 shares of Common Stock at
  $.02 per share                                        $ 55,150 $     55,150 $        -  $      -  $          -  $   110,300
  Net loss for the period from inception through
   December 31, 1989                                           -            -          -         -      (359,952)    (359,952)
                                                        -------- ------------ ----------- --------- -------------  -----------
Balances at December 31, 1989                             55,150       55,150          -         -      (359,952)    (249,652)
  Issuance of 455,000 shares of Common Stock at
   $.02 per share                                          4,550        4,550          -         -             -        9,100
  Issuance of 10,752,222 shares of Common Stock at
   $3.00 per share, net of issuance costs of $2,513,166  107,522   29,635,979          -         -             -   29,743,501
  Issuance of 300,000 shares of Common Stock at $3.00
   per share in payment of note to stockholders            3,000      897,000          -         -             -      900,000
  Repurchase 60,000 shares of Common Stock at $.02
   per share                                                (600)        (600)         -         -             -       (1,200)
  Net loss for the year ended December 31, 1990                -            -          -         -    (2,775,090)  (2,775,090)
                                                        -------- ------------ ----------- --------- -------------  -----------
Balances at December 31, 1990                            169,622   30,592,079          -         -    (3,135,042)  27,626,659
  Issuance of 4,500,000 shares of Common Stock at $8.00
   per share, net of issuance costs of $3,230,856         45,000   32,724,144          -         -             -   32,769,144
  Repurchase 74,000 shares of Common Stock at $.02 per
   share                                                    (740)        (740)         -         -             -       (1,480)
  Issuance of 135,000 shares of Common Stock, of which
   75,000 shares are restricted, to Cold Spring Harbor
   Laboratories pursuant to a collaboration agreement, at
   fair market value of $18.50 per share                   1,350    2,496,150 (1,387,500)        -             -    1,110,000
  Vesting of 3,750 shares of restricted Common Stock           -            -     69,375         -             -       69,375
  Issuance of 18,885 shares of Common Stock from the
   exercise of options at $3.00 per share                    189       56,466          -         -             -       56,655
  Issuance of 86,772 shares of Common Stock from the
   exercise of warrants at $3.00 per share                   868      259,448          -         -             -      260,316
  Compensation related to options granted                      -       12,599          -         -             -       12,599
  Net loss for the year ended December 31, 1991                -            -          -         -    (6,412,786)  (6,412,786)
                                                        -------- ------------ ----------- --------- -------------  -----------
Balances at December 31, 1991                            216,289   66,140,146 (1,318,125)        -    (9,547,828)  55,490,482
  Issuance of 3,000,000 shares of Common Stock at $9.00
   per share, net of issuance costs of $1,780,436         30,000   25,189,564          -         -             -   25,219,564
  Retirement of 299,561 shares of Common Stock at $8.00
   per share                                              (2,996)  (2,394,226)         -         -             -   (2,397,222)
  Vesting of 15,000 shares of restricted Common Stock          -            -    277,500         -             -      277,500
  Issuance of 800,012 shares of Common Stock from the
   exercise of options at $3.00 per share                  8,000    2,392,035          -         -             -    2,400,035
  Issuance of 106,800 shares of Common Stock from the
   exercise of warrants at $3.00 per share                 1,068      319,333          -         -             -      320,401
  Compensation related to options granted                      -       30,235          -         -             -       30,235
  Net loss for the year ended December 31, 1992                -            -          -         -    (8,312,128)  (8,312,128)
                                                        -------- ------------ ----------- --------- -------------  -----------
Balances at December 31, 1992                            252,361   91,677,087 (1,040,625)        -   (17,859,956)  73,028,867
                                     Page 3

  Repurchase of 12,500 shares of Common Stock at $.02
   per share                                                (125)        (215)         -         -             -         (340)
  Vesting of 15,000 shares of restricted Common Stock          -            -    277,500         -             -      277,500
  Issuance of 4,998 shares of Common Stock from the
   exercise of options at prices ranging from $3.00 to
   $8.00 per share                                            50       17,765          -         -             -       17,815
  Issuance of 59,650 shares of Common Stock from the
   exercise of warrants at $3.00 per share                   596      178,354          -         -             -      178,950
  Issuance of 326,838 shares of Common Stock from the
   exercise of warrants in exchange for Common Stock at
   prices ranging from $5.25 to $6.10 per share            3,269       (3,269)         -         -             -            -
  Compensation related to options granted                      -       30,235          -         -             -       30,235
  Net loss for the year ended December 31, 1993                -            -          -         -   (17,937,930) (17,937,930)
                                                        -------- ------------ ----------- --------- ------------- ------------
Balances at December 31, 1993                            256,151   91,899,957   (763,125)        -   (35,797,886)  55,595,097
  Issuance of 6,425,000 shares of Common Stock at $3.625
   per share, net of issuance costs of $500,072           64,250   22,726,303          -         -             -   22,790,553
  Vesting of 15,000 shares of restricted Common Stock          -            -    277,500         -             -      277,500
  Issuance of 12,998 shares of Common Stock from the
   exercise of options at prices ranging from $3.00 to
   $8.00 per share                                           129       43,550          -         -             -       43,679
  Compensation related to options granted                      -       30,235          -         -             -       30,235
  Net unrealized loss on investment securities available
   for sale                                                    -            -          -  (968,920)            -     (968,920)
  Net loss for the year ended December 31, 1994                -            -          -         -   (22,748,200) (22,748,200)
                                                        -------- ------------ ----------- --------- ------------- ------------
Balances at December 31, 1994                            320,530  114,700,045   (485,925) (968,920)  (58,546,086)  55,019,944
  Issuance costs related to sale of Common Stock in 1994       -      (56,567)         -         -             -      (56,567)
  Vesting of 15,000 shares of restricted Common Stock          -            -    277,500         -             -      277,500
  Issuance of 166,019 shares of Common Stock from the
   exercise of options at prices ranging from $4.00 to
   $7.625 per share                                        1,660      504,145          -         -             -      508,805
  Issuance of 5,250 shares of Common Stock from exercise
   of warrants at $3.00 per share                             53       15,480          -         -             -       15,533
  Issuance of 9,225 shares of Common Stock from the
   exercise of warrants in exchange for Common Stock at
   prices ranging from $4.95 to $5.13 per share               92          (92)         -         -             -            -
  Net unrealized gain on investment securities available
   for sale                                                    -            -          -   898,733             -      898,733
  Net loss for the year ended December 31, 1995                -            -          -         -   (23,368,590) (23,368,590)
                                                        -------- ------------ ----------- --------- ------------- ------------
Balances at December 31, 1995                            322,335  115,163,011   (208,125)  (70,187)  (81,914,676)  33,292,358
  Issuance of 6,900,000 shares of Common Stock at
   $7.625 per share, net of issuance costs of
   $3,539,667                                             69,000   49,003,833          -         -             -   49,072,833
  Vesting of 11,500 shares of restricted Common Stock          -            -    208,125         -             -      208,125
  Issuance of 275,890 shares of Common Stock from the
   exercise of options at prices ranging from $3.00 to
   $8.00 per share                                         2,760      996,029          -         -             -      998,789
  Net unrealized gain on investment securities available
   for sale                                                    -            -          -    75,199             -       75,199
  Net loss for the nine months ended September 30, 1996        -            -          -         -   (20,549,994) (20,549,994)
                                                        -------- ------------ ----------- --------- ------------- ------------
Balances at September 30, 1996                          $394,095 $165,162,873 $        -  $  5,012 $(102,464,670) $63,097,310
                                                        ======== ============ =========== ========= ============= ============

See accompanying notes to financial statements.
                                     Page 4


                                                                        ICOS CORPORATION
                                                                 (A Development Stage Company)
                                                                    STATEMENTS OF CASH FLOWS
                                                                            (unaudited)
                                                                                                   Period from
                                                                                                   September 21,
                                                                                                       1989
                                                                                                  (incorporation)
                                                                          Nine Months Ended           through
                                                                            September 30,           September 30,
                                                                      --------------------------
                                                                          1996         1995             1996
                                                                      ------------ -------------    -------------


Cash flows from operating activities:
  Net loss                                                           $(20,549,994) $ (16,875,881)   $(102,464,670)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                       2,439,382      2,287,801       12,917,422
    Amortization of deferred rent                                               -              -         (475,000)
    Amortization of investment premiums/discounts                          75,260         96,244        1,139,127
    Loss (gain) on sale of investment securities                           19,359         13,669       (1,372,964)
    Amortization of restricted stock                                      208,125        208,125        1,387,500
    Compensation related to stock options granted                               -              -          103,304
    Common Stock issued in payment of research and development costs            -              -        1,110,000
    Change in certain assets and liabilities:
      Increase in interest receivable                                    (381,468)      (352,553)        (488,016)
      Increase in nontrade receivables                                     (4,186)       (78,801)        (102,582)
      Decrease (increase) in prepaid expenses                             282,004        278,868         (352,130)
      (Decrease) increase in accounts payable                          (1,104,674)        48,944         (275,701)
      (Decrease) increase in accrued payroll, benefits and other
        accrued expenses                                                 (312,550)       912,162        1,987,016
      Decrease in deferred research and development revenue              (500,000)             -                -
                                                                      ------------ -------------     -------------
        Net cash used in operating activities                         (19,828,742)   (13,461,422)     (86,886,694)
                                                                      ------------ --------------    -------------
Cash flows from investing activities:
  Purchases of investment securities                                  (31,402,797)   (11,592,490)    (391,188,546)
  Maturities of investment securities                                   5,000,000              -       83,907,775
  Sales of investment securities                                        4,967,351      5,851,611      269,090,081
  Acquisitions of property and equipment                               (3,253,494)    (4,368,591)     (24,758,061)
  Decrease (increase) in other assets                                     113,647        (10,510)        (127,197)
                                                                      ------------ --------------    -------------
        Net cash used in investing activities                         (24,575,293)   (10,119,980)     (63,075,948)
                                                                      ------------ --------------    -------------
Cash flows from financing activities:
  Deferred rent payment received                                                -              -          475,000
  Proceeds from note payable to stockholders                                    -              -          900,000
  Principal payments on obligations under capital lease                   (44,633)      (572,866)      (3,589,201)
  Proceeds from issuance of Common Stock                               49,072,833        (56,567)     159,714,994
  Proceeds from exercise of options and warrants                          998,789        521,339        2,344,279
  Common Stock retired                                                          -              -           (3,110)
                                                                      ------------ --------------    -------------
        Net cash provided by (used in) financing activities            50,026,989       (108,094)     159,841,962
                                                                      ------------ --------------    -------------
        Net increase (decrease) in cash and cash equivalents            5,622,954    (23,689,496)       9,879,320
Cash and cash equivalents at beginning of period                        4,256,366     24,743,465                -
                                                                      ------------ --------------    --------------
Cash and cash equivalents at end of period                            $ 9,879,320   $  1,053,969     $  9,879,320
                                                                      ============ ==============    ==============


Supplemental disclosure of cash flow information:
  Cash paid for interest                                              $       364   $     48,010     $    959,466
Supplemental disclosure of noncash financing and investing
  activities:
    Assets acquired under capital lease obligations                             -              -        3,589,201
    Exercise of stock options funded by retirement of previously
      issued Common Stock                                                       -              -        2,397,132
    Common Stock issued in payment of note payable to stockholders              -              -          900,000
                                                                      ============ ==============    ==============

See accompanying notes to financial statements.
                                     Page 5

                                    ICOS CORPORATION
                             (A Development Stage Company)

                             NOTES TO FINANCIAL STATEMENTS

                 September 30, 1996 (unaudited) and December 31, 1995

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

Results of Operations
---------------------

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

     Financial results for the first nine months of 1996 reflect a planned increase in operating expenses for activities related to advancing potential products through the therapeutic development process. Such activities include product development, process development and clinical trials. The Company expects to invest in additional clinical, regulatory, process development and product development efforts over the remainder of the year and in future periods.

     The Company has a deficit accumulated during the development stage from September 21, 1989 (incorporation) through September 30, 1996 of $102,464,670. The Company's results of operations may vary significantly from quarter to quarter and will depend, among other factors, on the timing of certain expenses, payments received from certain collaborations, and the progress of the Company's research and development efforts. The Company expects increased expenditures over the next several quarters as the Company continues and expands clinical trials of its product candidates and continues to expand pre-clinical research and development activities for additional potential products and begins clinical trials of those deemed most promising.

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

Revenue

     Revenue of $500,000 earned in each of the quarters ended September 30, 1996 and 1995 represented payments received under the Company's agreement with Abbott Laboratories which commenced in April 1995. Revenue earned under this agreement totaled $1,500,000 for the nine months ended September 30, 1996 and $1,000,000 for the nine months ended September 30, 1995.

Operating Expenses

     Total operating expenses for the third quarter ended September 30, 1996 increased 33% to $8,304,195 from $6,231,939 for the third quarter ended September 30, 1995. Total operating expenses for the first nine months of 1996 increased 22% to $23,465,251 from $19,194,149 for the first nine months of 1995. Research and development expenses for the third quarter of 1996 increased 36% to $7,739,905 from $5,685,098 for the third quarter of 1995.
For the nine months ended September 30, 1996, research and development expenses increased 24% to $21,539,823 from $17,366,793 for the nine months ended September 30, 1995. The increase in research and development expenses is due primarily to increased costs associated with product development, process development, regulatory submissions and clinical trials. General and administrative expenses for the third quarter increased 3% to $564,290 in 1996 from $546,841 for the same period in 1995. For the first nine months of 1996, general and administrative expenses increased 5% to $1,925,428 from $1,827,356 for the nine month period ended September 30, 1995. These increases were primarily the result of increased personnel costs and other administrative activities.

Other Income and Expense

     Other income primarily represents investment income earned on the Company's investment securities. Investment income increased 77% to $716,387 for the third quarter of 1996 from $404,392 for the third quarter of 1995 due to higher average cash and investment balances in the third quarter of 1996 compared to the third quarter of 1995 as a result of the Company's public stock offering in May 1996. Investment income for the nine months ended September 30, 1996 decreased 1% to $1,415,146 from $1,430,259 for the nine months ended September 30, 1995 due to slightly lower average cash and investment balances in the first nine months of 1996 compared to the first nine months of 1995.


Net Loss

     The net loss for the quarter ended September 30, 1996 increased 33% to $7,088,911 from $5,341,099 for the quarter ended September 30, 1995. The net loss for the nine months ended September 30, 1996 increased 22% to $20,549,994 from $16,875,881 for the nine months ended September 30, 1995. The increases in net loss are primarily attributable to the planned increases in research and development expenses as noted above.

Liquidity & Capital Resources

     The Company has financed its operations since inception through private and public sales of Common Stock, investment income, revenue from research collaborations and grants, and a capital lease. Through September 30, 1996, the Company had raised $107,061,541 in net proceeds from three public offerings of Common Stock, $30,762,901 in net proceeds from private sales of Common Stock, $22,733,986 in net proceeds from a Rights Offering of Common Stock to existing shareholders, and $4,797,978 from the exercise of stock options and warrants. Through September 30, 1996, the Company had earned $16,633,226 in investment income and $6,451,409 in research-related revenue.

     At September 30, 1996, the Company had $48,796,876 in cash and cash equivalents, investment securities, and interest receivable. Through September 30, 1996, the Company had invested a total of $26,807,283 in production, laboratory and administrative facilities, laboratory and computer equipment, furniture, and leasehold improvements. In addition, the Company has invested $2,309,979 in land for future facilities expansion. The Company anticipates that its operating expenses will continue to increase in 1996 and subsequent years as the Company adds personnel and facilities associated with advancing several potential products through development and clinical trials. Foreseeable incremental costs may include, but are not limited to, those associated with the Company's own product development, preclinical studies and clinical trials, patent filings and administrative activities. In addition, the Company may incur obligations and costs under the Glaxo Wellcome collaboration agreement related to its portion of development costs for potential products developed under the agreement. Under certain provisions of the collaboration agreement, the Company is only liable for certain of these costs if the product candidate has successfully passed certain milestones in the development process. The Company will recognize these potentially significant costs once its liability for them has been established.

     The Company expects to continue to enter into collaborations with other parties where the work complements that at ICOS. These relationships may involve commitments by ICOS to fund some or all of certain research programs over a defined period. Although corporate collaborations have provided revenue to the Company in the past, there can be no assurance that similar sources of funds will be available to the Company in the future. The Company plans to hire the additional personnel necessary to continue its discovery research, as well as continue development of its current and projected portfolio of product candidates. Further expenditures will be required for additional laboratory, development and office facilities to accommodate the activities and personnel associated with discovery research, development of current and potential products and expansion of the number of clinical trials in the future. All these activities will require substantial financial resources. There can be no assurance that the Company will have sufficient resources to fund the cost of such activities or that the Company will be able to obtain additional resources on acceptable terms or in time to fund any necessary or desirable expenditures. Additional capital resources will be required to fund the Company's operations through commercialization of its first product. The Company will need to raise substantial additional funds for its programs.

     The Company anticipates that its existing capital resources should be sufficient to fund its cash requirements through 1997. The preceding forward-looking statement is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The amounts and timing of expenditures will depend on the progress of ongoing research and development, the results of preclinical testing and clinical trials, the rate at which operating losses are incurred, the execution of any development and licensing agreements with corporate partners, the Company's development of products, the U.S. Food and Drug Administration ("FDA") regulatory process and other factors, many of which are beyond the Company's control.

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

PART II. OTHER INFORMATION

        ITEM 6. Exhibits and Reports on Form 8-K

            (a) See exhibits index
            (b) No reports on Form 8-K were filed during the third quarter ended September 30, 1996.

                                 INDEX TO EXHIBITS


                                                                      Page
27.1     Financial Data Schedule                                        #










________________
# Filed with this document

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                          ICOS CORPORATION


Date: November 5,1996                       By:/S/ GEORGE B. RATHMANN
      ----------------                         ----------------------
                                               George B. Rathmann
                                               Chairman of the Board of
                                               Directors, Chief Executive
                                               Officer and President

Date: November 5 ,1996                      By:/S/ HOWARD S. MENDELSOHN
      ----------------                         ------------------------
                                               Howard S. Mendelsohn
                                               Chief Accounting Officer
                                     Page 12