Form 10-K405
period 1996-12-31
ICOS CORP / DE
filed 1997-03-31
CIK 874294

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     (Mark One)

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1996

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number: 0-19171


                                ICOS CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                            91-1463450
   (State of incorporation)                (I.R.S. Employer
                                            Identification No.)

                            22021 - 20th Avenue S.E.
                           Bothell, Washington, 98021
                                 (206) 485-1900
 (Address, including zip code, and telephone number, including area code, of principal executive offices)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No
                                       ---    ---
       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     State the aggregate market value of voting stock held by non-affiliates of the registrant as of March 10, 1997.

                                 $350,392,322

                Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of March 10, 1997:

          Title of Class                                  Number of Shares
          --------------                                  ----------------
 Common Stock, $.01 par value                                  39,480,825

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's definitive Proxy Statement for the annual meeting of stockholders to be held on May 7, 1997 relating to "Election of Directors," "Continuing Directors (until 1998)," "Continuing Directors (until 1999)," "Other Executive Officers," "Compliance with Section 16(a) of the Securities Exchange Act of 1934," "Compensation of Directors," "Executive Compensation," "1996 Option Grants," "1996 Options Exercised," "Report of the Compensation Committee on Executive Compensation," "Stock Price Performance Graph," "Employment Contracts, Termination of Employment and Change of Control Arrangements," "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions" are incorporated by reference in Part III of this Form 10-K.

2. Portions of Item 8 from the Registrant's Registration Statement (Registration No. 333-08485) effective July 19, 1996 are incorporated by reference in Part IV of this Form 10-K.

3. Portions of Item 16 filed with the Registrant's Registration Statement (Registration No. 333-3312) effective May 7, 1996 are incorporated by reference in Part IV of this Form 10-K.

4. Portions of Item 14 from the Registrant's Form 10-K Annual Report filed on March 29, 1996 are incorporated by reference in Part IV of this Form 10-K.

5. Portions of Item 6 from the Registrant's Form 10-Q Quarterly Report filed on May 12, 1995 are incorporated by reference in Part IV of this Form 10-K.

6. Portions of Item 6 from the Registrant's Form 10-Q Quarterly Report filed on November 2, 1993 are incorporated by reference in Part IV of this Form 10-K.

7. Portions of Item 14 from the Registrant's Form 10-K Annual Report filed on March 29, 1993 are incorporated by reference in Part IV of this Form 10-K.

8. Portions of Item 16 from the Registrant's Registration Statement (Registration No. 33-43540) filed pursuant to the Securities Act of 1933, as amended, and effective December 4, 1991, are incorporated by reference in Part IV of this Form 10-K.

9. Portions of Item 16 from the Registrant's Registration Statement (Registration No. 33-40022) filed pursuant to the Securities Act of 1933, as amended, and effective June 6, 1991, are incorporated by reference in Part IV of this Form 10-K.

                                ICOS CORPORATION
                                ----------------

                                TABLE OF CONTENTS
                                -----------------


Part I
------
      Item 1. Business
      Item 2. Properties
      Item 3. Legal Proceedings
      Item 4. Submission of Matters to a Vote of Security Holders

Part II
-------
      Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
      Item 6. Selected Financial Data
      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
      Item 8. Financial Statements and Supplementary Data
      Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Part III
--------
      Item 10.     Directors and Executive Officers of the Registrant
      Item 11.     Executive Compensation
      Item 12.     Security Ownership of Certain Beneficial Owners and Management
      Item 13.     Certain Relationships and Related Transactions

Part IV
-------
      Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW
--------
ICOS' mission is to improve the quality of life and health for people world-wide by leading in the discovery, development and commercialization of novel therapeutics by focusing on molecular targets in inflammatory and other serious diseases.

The Company's strategy is to identify therapeutic targets through an understanding of inflammation at the molecular level. ICOS scientists are developing pharmaceutical products which address important cellular and molecular mechanisms in three separate, yet interrelated areas of the inflammatory process: directed cell movement, the inhibition of pro-inflammatory mediators and intracellular signal transduction. Each of these mechanisms may provide broad opportunities in the treatment of chronic diseases that have inflammatory components, such as multiple sclerosis ("MS"), and in the treatment of acute inflammatory conditions, such as those associated with acute respiratory distress syndrome ("ARDS"), hemorrhagic shock, myocardial infarction ("MI") and ischemic stroke. In addition, ICOS' programs have yielded additional approaches that may be useful in treating certain cardiovascular diseases and cancer. ICOS believes that its approach will allow it to develop novel therapeutics that are more selective in their activities than existing drugs.

When used in this discussion, the words "believes," "intends," "anticipates," "plans to," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements." Readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

DESCRIPTION OF PROGRAMS

         DEVELOPMENT PIPELINE - OVERVIEW

The clinical targets that are the subject of ICOS' discoveries include inflammatory and other diseases whose pathology is a result of the dysfunction of the normal inflammatory mechanisms. The Company has discovered important molecules and mechanisms underlying directed cell movement, the inhibition of pro-inflammatory mediators and intracellular signal transduction. The chart below summarizes the programs with compounds currently in clinical development.

                                      ICOS Clinical Development Projects

                                                  (Table 1)
-------------------------- -------------------------- --------------------------------- --------------------------
Program                    Product Candidate          Indication                        Status (1)
-------------------------- -------------------------- --------------------------------- --------------------------
Cell Adhesion              Hu23F2G                    Multiple sclerosis, acute         Phase 2 clinical trial
                                                      exacerbation
                                                      Hemorrhagic shock                 Phase 2 clinical trial
                                                      Myocardial infarction             Phase 2 clinical trial

                           ICM3                       Severe Psoriasis                  Phase 1 clinical trial

-------------------------- -------------------------- --------------------------------- --------------------------
Antagonists of
Proinflammatory Mediators  rPAF-AH                    ARDS                              Phase 1 clinical trial
                                                                                        (2)

-------------------------- -------------------------- --------------------------------- --------------------------
Signal Transduction        IC351                      Male erectile dysfunction         Phase 1 clinical trial
                                                                                        (2)

-------------------------- -------------------------- --------------------------------- --------------------------

(1)  Status as of March 31, 1997
     Phase 1 clinical trial: safety and pharmacology, dose determining drug regimen
     Phase 2 clinical trial: determination of dose levels and potential efficacy of drug


(2)  In healthy volunteers

CELL ADHESION PROGRAMS
----------------------
Cell adhesion molecules play a critical role in a variety of immune functions, including cell migration or trafficking. For inflammation to occur, leukocytes must move (or transmigrate) from the bloodstream into the tissue. During this process they interact with other cells that promote the activation of additional leukocytes, causing them to move through the blood vessel wall and into the tissue. The interaction between certain cell adhesion molecules on the surface of both the leukocyte and the endothelium facilitates these contacts. To date, a number of cell adhesion molecule families, such as integrins, have been identified.

Integrins are a large family of cell adhesion molecules that, as a class, are expressed throughout the body. Leukointegrins comprise an integrin family that is expressed only on leukocytes. The interactions between the leukointegrins and their primary ligands on the endothelium and other leukocytes, called ICAMs, mediate a variety of immune functions, not only by promoting leukocyte trafficking, but also by promoting antigen presentation and effecting functions such as cytotoxicity.


Hu23F2G

         BACKGROUND

The migration of circulating leukocytes into extravascular tissues in the course of inflammation involves a complex series of events. A critical step involves the firm attachment of circulating leukocytes to the endothelial wall. The CD11/CD18 cell adhesion molecules found on leukocytes mediate this adhesive interaction. It is believed that by intervening in the adhesion process, much of the inflammation-associated damage can be prevented. Monoclonal antibodies directed to CD11/CD18 adhesion molecules have been shown to protect against leukocyte-mediated tissue injury by blocking adherence in a variety of disease models.

Hu23F2G is a recombinant humanized monoclonal antibody developed by ICOS to block CD11/CD18-mediated cell adhesion in humans. Hu23F2G has been shown in Phase 1 clinical trials to bind to CD11/CD18 cell adhesion molecules on the surface of leukocytes and to block subsequent movement into the surrounding tissue. To date, Hu23F2G has been administered to over 75 patients with MS, hemorrhagic shock and MI to gather safety, efficacy and pharmacological data. The inhibitory activity of Hu23F2G on human neutrophil (a type of leukocyte) transmigration, in vitro and in vivo, supports further development of the program. ICOS is currently conducting clinical development of Hu23F2G in the indications described below.

         CLINICAL APPLICATION -- MULTIPLE SCLEROSIS

MS is a chronic disease characterized by recurrent episodes of neurologic dysfunction due to lesions that form in the white matter of the central nervous system. Although the root cause of MS is unknown, data from the published literature suggest that immunologic or infectious factors lead to a state of chronic central nervous system inflammation. The manifestations of the disease vary among MS patients -- in some the disease is chronic and the deterioration is progressive, while in others disease episodes may resolve with little or no neurologic disability. Most MS patients undergo repeated acute exacerbations every 12 to 18 months in which inflammation "flares" and the clinical symptoms worsen for a few days or weeks before subsiding.

Physiologically, MS is characterized by destruction of the myelin sheath (demyelination) surrounding the nerve tracts in the central nervous system. This destruction leads to a variety of diverse neurologic deficits. It is believed that the demyelination process is associated with an inappropriate inflammatory response and subsequent migration of blood-borne leukocytes into the central nervous system where few leukocytes are normally found. Once in the central nervous system, these leukocytes are believed to damage the myelin sheath surrounding nerve cells.

MS affects approximately 250,000 individuals in the United States. Based on the frequency of exacerbation, ICOS expects 120,000 exacerbations per year are potentially treatable with Hu23F2G. Current treatment for acute exacerbation of MS consists of systemic administration of corticosteroids, usually initiated as intravenous therapy for the first few days of the exacerbation, followed by a course of oral steroid therapy. This therapy is effective in shortening the exacerbation in some patients, but does not appear to alter the subsequent course of the disease. In July 1993, the U.S. Food and Drug Administration (the "FDA") approved the use of a interferon-beta in relapsing remitting MS to reduce the frequency of acute attacks. In 1996 the FDA also approved the use of a second form of interferon (interferon-beta-1a) for the treatment of relapsing forms of MS. Despite the advance represented by the approval of betainterferon, ICOS believes there remains a significant need for therapy to treat acute exacerbations of MS.

ICOS believes that Hu23F2G may reduce the severity and length of acute exacerbation of MS by interfering with the ability of leukocytes to bind to the vascular endothelium in the brain and spinal cord, and thus limit their mobility into these tissues and allow the inflammation to resolve sooner and the neurologic damage to be reduced. Due to improved efficacy and an anticipated reduction in frequency of administration, the Company believes that treatment of the acute exacerbation with Hu23F2G may provide superior treatment outcomes to those provided by corticosteroid treatment and other treatment methods.

ICOS began a Phase 2 clinical trial of Hu23F2G in MS patients in January 1997. The results of the Phase 2 clinical trials of Hu23F2G will provide essential pharmacological efficacy, functional and safety data to support the continued development of Hu23F2G.

         Clinical Application -- Hemorrhagic Shock

Each year, approximately 200,000 Americans suffer major trauma, leading to shock. Approximately 125,000 of these victims are at risk for the development of hemorrhagic shock. A major cause of morbidity and mortality in those who survive the initial injury is multiple organ failure ("MOF"), for which currently there is no specific treatment. The intensive care necessary for the support of MOF patients is extremely expensive.

Based on in vitro and in vivo data, it has been hypothesized that MOF is the result of neutrophil-mediated tissue injury. Resuscitation of the trauma patient by administering intravenous fluids and blood products leads to the re-establishment of circulation in the affected tissues. Prior to reflow the blood vessels become highly adhesive. Restoring oxygen and leukocytes, in particular neutrophils, to the now hyperadhesive vasculature environment results in activation and adhesion of neutrophils to the endothelium. Once attached to the endothelium, activated neutrophils release toxins, such as free radicals and proteases, that can damage the endothelium and the surrounding tissue, leading to edema, hemorrhage and thrombosis that can often result in organ dysfunction and failure.

Since the adhesion of neutrophils to endothelium is inhibited by Hu23F2G, ICOS believes that treatment of trauma-induced hemorrhagic shock patients with Hu23F2G may prevent the development of MOF and improve overall mortality rates. If Hu23F2G is demonstrated to be effective in this setting, it might be adopted as a standard therapy for hemorrhagic shock, given the poor outcome and high cost associated with current therapy.

In April 1996, ICOS initiated a Phase 2 clinical trial of Hu23F2G in patients with trauma-induced hemorrhagic shock to evaluate the compound's safety and pharmacology. This Phase 2 clinical trial is currently underway at multiple sites. As in all clinical trials for hemorrhagic shock, the rate of enrollment in the Phase 2 clinical trial has been affected by the complexities of obtaining informed consent on behalf of hemorrhagic shock patients. New regulations regarding informed consent are expected to increase the rate of enrollment; however, there can be no assurance that such an increase in the rate of enrollment will occur.

         CLINICAL APPLICATION -- MYOCARDIAL INFARCTION

Each year, approximately 1.5 million MIs occur in the United States, about 30% of which are fatal. During a MI, a coronary artery becomes occluded and blood flow to a region of the heart is blocked. This blockage results in injury and death of heart tissue in the affected region. A significant portion of the tissue injury and death is thought to be caused by neutrophil-mediated inflammatory damage. Current treatment of MI is unable to protect at-risk tissue from this neutrophil-mediated damage or death.

A common and serious complication of MI is the failure of the heart to pump blood adequately. Generally, the larger the amount of tissue damage, the less able the heart is to pump blood, resulting in congestive heart failure, which is the major cause of in-hospital mortality and disability following MI.

Preclinical studies have provided evidence that Hu23F2G inhibits neutrophil functions shown to be important for neutrophil damage in models of MI. ICOS believes that treatment of patients with Hu23F2G during an MI may limit the degree of inflammatory tissue damage and protect significant amounts of heart tissue. In turn, this tissue preservation should help maintain the pumping capacity of the heart, thereby reducing mortality and disability.

Based on preclinical data in MI models and the results of the Phase 1 clinical trials of Hu23F2G in MS patients, ICOS initiated a Phase 2 clinical trial of Hu23F2G for the treatment of MI in February 1997 at multiple clinical sites.

         OTHER POTENTIAL CLINICAL APPLICATIONS FOR Hu23F2G

While the focus of the clinical testing of Hu23F2G to date has been the indications described above. ICOS believes that Hu23F2G may have utility in the treatment of other indications, which involve the migration of circulating leukocytes as part of the inflammatory mechanism including ischemic stroke, head trauma, acute peripheral arterial occlusion and solid organ transplant preservation. Depending on the results of current research and preclinical development testing, Hu23F2G may progress to initiating clinical trials for treatment of these medical indications in the future.


ICM3

         BACKGROUND

T cell stimulation by antigen presenting cells ("APCs") has been shown to be an important early step in the development of antigen-specific inflammatory responses. Once stimulated by APCs, T cells orchestrate the cellular events that lead to inflammation. ICAMs are cell surface proteins known to mediate interaction between T cells and APCs. Known ICAMs include ICAM-1, ICAM-2 and ICAM-3. In comparison to the other ICAMs, the expression pattern of ICAM-3 has been shown by ICOS scientists to be unique. Whereas ICAM-1 and ICAM-2 are primarily found on the surfaces of endothelial cells and activated leukocytes, ICAM-3 expression is normally restricted to leukocytes themselves. Because ICAM-3 is expressed at high levels independent of the state of cell activation, ICAM-3 is believed to be involved in the earliest stages of T cell activation and is therefore an attractive target for early intervention to improve the outcome in T cell-mediated inflammatory conditions.

A proprietary series of anti-ICAM-3 antibodies developed by ICOS has been shown to inhibit T cell interaction with APCs and T cell activation. One antibody, known as ICM3, is a recombinant humanized monoclonal antibody that has been shown by ICOS scientists to block the function of ICAM-3. ICM3 has been shown by ICOS to be a potent inhibitor of T cell activation in both in vitro and clinical models. The first two disease conditions for which ICM3 has been identified as a potential product candidate are psoriasis and solid organ transplant rejection, both of which are T cell-mediated inflammatory responses. ICM3 also may have utility in a number of other T cell-mediated inflammatory diseases.

         CLINICAL APPLICATION -- PSORIASIS

Psoriasis is a common inflammatory disorder affecting approximately five million Americans. Psoriasis is characterized by abnormal proliferation of the epidermal cells of the skin in association with inflammation. Activated T cells have been shown to mediate these abnormalities. Direct interaction between T cells and APC's (dendritic cells) is a key event that leads to T cell activation which mediate psoriasis. ICAM3 is expressed at high levels on both T cells and dendritic cells and has been shown to be important in their interaction.

Although most psoriasis patients are adequately treated with topical therapy, about 20% have a moderate or severe form of the disease that does not respond, thereby requiring systemic therapy. Existing forms of systemic therapy include phototherapy, retinoids and cyclosporin, all of which have significant side effects. There is, therefore, a need for effective and safe new systemic treatments.

ICOS believes that ICM3 treatment may effectively diminish the T cell inflammatory component of psoriasis and lead to clinical remission of the disease. It is anticipated that treatment with ICM3 would cause fewer toxic side effects than current therapies, and thus would be an advance over current treatments. In early 1997 ICOS initiated Phase 1 clinical trials for the treatment of psoriasis.

                OTHER POTENTIAL CLINICAL APPLICATIONS FOR ICM3

Approximately 20,000 solid organ transplantations are performed each year in the United States. The most common procedures involve transplantation and grafting of the donor kidney, liver, heart or lung into the patient. Patients undergoing these transplants require life-long immunosuppressive drugs to prevent graft rejection. Despite such treatment, graft rejection remains a major problem and is the limiting factor in the successful outcome of transplantation. Furthermore, all immunosuppressive agents currently in use cause significant undesirable side effects.

Rejection of solid organs is mediated by T cells that mount an immune response against the "foreign" graft. This response has been shown by ICOS scientists in preclinical models to be inhibited by ICM3. ICOS intends to initiate a Phase 1 clinical trial of ICM3 for use in connection with solid organ transplantation during 1997. ICOS is also studying the potential of ICM3 for use in treating inflammatory bowel disease.


ANTAGONISTS OF PROINFLAMMATORY MEDIATORS PROGRAMS
-------------------------------------------------


RECOMBINANT PLATELET-ACTIVATING FACTOR ACETYLHYDROLASE (rPAF-AH)

         BACKGROUND

Platelet-activating factor ("PAF") is a potent proinflammatory mediator with diverse biological effects and is implicated in a number of debilitating inflammatory conditions, including acute pancreatitis, ARDS, necrotizing enterocolitis ("NEC") and asthma. It is produced naturally by a variety of human cells, including endothelial cells, leukocytes, platelets and mast cells. PAF affects a variety of cells that are involved in the inflammatory process, including leukocytes, platelets and vascular endothelial cells, and acts by binding to specific receptors, thereby increasing the inflammatory response.

In acute inflammation, potentially important effects of PAF include: (i) activation of neutrophils, resulting in chemotaxis, aggregation, production of free radicals and degranulation; (ii) increased adherence to and transmigration of neutrophils across endothelial cells; and (iii) alteration of endothelial barrier function, which results in increased vascular permeability. In certain disease conditions, PAF activity is increased which may result in inflammation that contributes to local or systemic tissue injury.

Platelet-activating factor acetylhydrolase ("PAF-AH") is a naturally occurring enzyme that hydrolyzes PAF to a biologically inactive form, thereby limiting its pro-inflammatory effects. The inhibitory activity of rPAF-AH on PAF-induced inflammation has been demonstrated in both in vitro and in vivo preclinical studies. ICOS is developing rPAF-AH, the recombinant form of PAF-AH, as an agent for the treatment of diseases characterized by disregulatory PAF activity.

In February 1997, the Company formed a joint venture with Suntory Limited of Japan ("Suntory"). The corporation formed by ICOS and Suntory, called Suncos, will develop and commercialize rPAF-AH for use worldwide for all medical indications. See "Collaborations".

         CLINICAL APPLICATION -- ACUTE RESPIRATORY DISTRESS SYNDROME

There are approximately 650,000 persons at risk for developing ARDS each year in the United States as a complication of several common diseases and conditions, including sepsis, trauma, massive blood transfusion, acute pancreatitis and aspiration of gastric contents. Approximately 150,000 develop ARDS, for which the mortality rate is approximately 40% to 50%. Current therapy for ARDS is only supportive.

Although the cause of ARDS is not known, it is characterized by acute lung inflammation. PAF has been shown to have pronounced effects on the lung. In preclinical studies, PAF administration has been shown to cause lung damage that resembles ARDS. Increased levels of PAF have also been found in the lung fluid of humans who have been diagnosed with ARDS, suggesting that PAF may contribute to lung inflammation.

The inhibitory activity of rPAF-AH on PAF-induced lung inflammation has been demonstrated by ICOS in in vivo preclinical studies. The data obtained from these studies indicate that rPAF-AH may be effective in patients at risk for

ARDS or in improving the outcome in patients who have already been diagnosed with ARDS by inhibiting the ability of PAF to contribute to lung inflammation.

ICOS has conducted a Phase 1 clinical trial of rPAF-AH necessary to initiate Phase 2 clinical trials of rPAF-AH for the treatment of several indications. ICOS, as part of its efforts under the joint venture agreement, intends to initiate a Phase 2 clinical trial in 1997 for the treatment of patients at risk for ARDS.

         OTHER POTENTIAL CLINICAL APPLICATIONS FOR rPAF-AH

Approximately 15 million people in the United States suffer from asthma. Although there are a number of effective drugs for asthma, the disease still causes considerable morbidity and mortality. Each year, approximately 300,000 people are hospitalized with acute asthma. Asthma is characterized by a reversible narrowing of the airways and chronic airway inflammation. In preclinical studies, PAF has been shown to cause bronchioconstriction of the airways similar to that observed in asthma patients. ICOS believes that rPAF-AH may be useful in the treatment of acute asthma attacks by rapidly inhibiting the detrimental effects of PAF, thereby reducing inflammation that contributes to persistent airway narrowing. Additional Phase 2 clinical trials may also be initiated during 1997 to evaluate the potential of rPAF-AH for the treatment of asthma.

Each year, approximately 42,500 people in the United States suffer from acute pancreatitis. Currently, there is no specific therapy available to treat this disease. PAF has been implicated as a mediator of acute pancreatitis. In animal models of pancreatitis, the amount of PAF present in the pancreas has been shown to be at increased levels compared to healthy tissue. ICOS believes that rPAF-AH may be useful in resolving acute pancreatitis and preventing the subsequent complications by inactivating the ability of PAF to cause inflammatory damage to the pancreas, as well as to other organs. In preclinical models, rPAF-AH has been demonstrated to reduce the severity of pancreatitis. Additional Phase 2 clinical trials may also be initiated during 1997 to evaluate the potential of rPAF-AH for the treatment of acute pancreatitis.

The primary focus of preclinical studies and clinical testing of rPAF-AH by ICOS to date has been the indications described above. ICOS believes that rPAF-AH may have utility in the treatment of other indications that might involve the effects of PAF, including NEC, IBD, ischemic stroke, head trauma, solid organ transplantation rejection and type 1 diabetes.

SIGNAL TRANSDUCTION PROGRAMS
----------------------------

Research over the past 15 years has led to a better understanding of how cells interact to coordinate the growth and maintenance of tissues in the human body. The key to this interaction is intracellular signal transduction -- the transmission of a signal from the exterior to the interior of a cell -- which results in the activation or suppression of specific genes or metabolic pathways. An integral part of this process is the interaction of ligands, receptors and intracellular signal transduction molecules also known as second messengers.

Ligands are molecules that specifically react to form complexes with their receptors. In some cases, the ligands are released by one cell to communicate with a target cell by binding to specific receptors on that target cell. The binding of a ligand and a receptor at the cell surface triggers a cascade of events that results in an intracellular signal or production of a second messenger molecule such as cGMP. Regulation of the concentration of second messenger molecules is a critical step of the signal transduction process as receptors transmit, amplify and receive extracellular signals and thereby control cellular processes.

IC351, PDE4 INHIBITORS AND OTHER PDE ISOFORMS

Physiologically, the concentrations of two second messenger molecules, cAMP and cGMP in cells, influence a wide range of cellular functions, including cardiac and smooth muscle contractility, the aggregation of platelets, the breakdown of energy sources such as glycogen and lipids, the activation or inhibition of cells in the immune and nervous systems and the release of histamine and other substances associated with inflammation. The intracellular concentration of cAMP and cGMP in the cell is generally controlled by the relative activity of two types of enzymes; cyclases, which produce these second messengers, and phosphodiesterases or PDEs, which degrade these second messengers by converting active second messengers into their respective inactive forms. ICOS scientists believe that the selective modulation of PDE activity by pharmaceutical intervention may produce significant therapeutic effects.

There are at least 15 human genes which encode more than 20 different PDEs that can be categorized into seven distinct PDE types. The Company has cloned and expressed a majority of these PDEs, each of which has been shown to target particular signal transduction pathways. These diverse proteins are not, however, uniformly expressed and distributed throughout the body, but rather are found in differing concentrations in different tissues. This tissue-selective expression may provide opportunities for specific intervention and development of selective therapeutics that inhibit a single type of PDE enzymes.

In 1991 the Company entered into a collaboration with Glaxo Wellcome to identify and develop pharmaceutical products that may have a therapeutic effect by modulating PDE activity. Such agents may be useful in a variety of inflammatory diseases and cardiovascular disorders. From 1991 to early 1997, the collaboration successfully identified and developed compounds that inhibit PDE5. The first of these compounds, now called IC351, is in Phase 1 clinical trials to evaluate its safety and pharmacological profile. During the collaboration, PDE4 inhibitors were also identified and tested in preclinical studies. Such compounds may have utility treating inflammatory diseases. In early 1997 ICOS and Glaxo Wellcome changed the terms of their agreement, allowing both ICOS and Glaxo Wellcome the right to continue research and development of compounds that inhibit PDE's. Under the revised terms, ICOS retains all commercial rights in the compounds arising from the collaboration as PDE inhibitors, including potential treatments for cardiovascular diseases and male erectile dysfunction, in exchange for future royalties payable to Glaxo Wellcome on sales of such compounds.

The Company is planning to continue clinical trials IC351, for the treatment of male erectile dysfunction. Further, the Company is evaluating the use of IC351 for the treatment of angina and congestive heart failure. Compounds targeting PDE4 inhibitors are being evaluated in preclinical models of inflammatory diseases. The Company is also continuing research on other PDE isoforms for potential use in treating various metabolic diseases.

RESEARCH PROGRAMS
-----------------

The Company has established a proprietary position and has several ongoing research programs in the areas of: (i) novel cell adhesion molecules such as ICAM-5 and Alpha d; (ii) additional members of the PDE enzyme family; (iii) novel chemokines; (iv) novel cell-cycle checkpoint mediators; and (v) anchoring proteins that regulate important signal transduction enzymes in a cell-type specific manner. The Company has established a capacity to identify and produce antibody- and enzyme-based therapeutics based on these programs. Also, in order to exploit its discoveries more fully, the Company has initiated activities supporting the discovery and development of small molecule-based therapeutic agents.

SMALL MOLECULE DISCOVERY PROGRAM
--------------------------------

In addition to protein-based therapeutics such as antibodies and enzymes, the Company is also working to identify and develop synthetic or small molecule-based therapeutics based on the Company's knowledge of the mechanisms of inflammation and its proprietary identification of molecules and receptors involved in the inflammation process. To this end, the Company has developed a proprietary in-house, high-throughput small molecule screening program. Through its collaborations and independent compound acquisitions, ICOS has assembled an extensive library of chemicals, consisting of synthetic organic molecules. To date, this library has been used successfully to identify potential drug candidates for a number of molecular targets within the Company's research and development programs.

CLINICAL PRODUCTION FACILITY
----------------------------

During 1996 ICOS completed construction of a 21,000 square foot production facility to produce protein-based products. To date, the Company has successfully manufactured clinical materials to support its previous and current clinical trials. This facility is capable of utilizing both microbial and mammalian-based production processes and was designed to meet FDA requirements for the production of marketable products. The facility is suited for the production of purified recombinant protein bulk product. As such, the Company anticipates that vialing and other finishing steps will be completed under contract with other companies. See "Important Factors Regarding Forward-Looking Statements."

COLLABORATIONS
--------------

The Company has entered into arrangements with other parties to access technology and facilitate and fund the development and marketing of certain of its products.

In 1991, the Company entered into a collaboration agreement with Glaxo Wellcome (formerly Glaxo Group Ltd. and Glaxo, Inc.) to identify and develop pharmaceutical products that may have a therapeutic impact on PDE activity and be useful in a variety of inflammatory diseases and cardiovascular disorders. From 1991 to early 1997, the collaboration successfully identified and developed compounds that selectively inhibit PDE5. The first of these compounds, now called IC351, is in Phase 1 clinical trials to evaluate its safety and pharmacological profile. During the collaboration, compounds of potential applications toward PDE4 inhibition for use in inflammatory diseases were also identified and tested in preclinical studies. In early 1997 ICOS and Glaxo Wellcome changed the terms of their agreement, allowing both ICOS and Glaxo Wellcome the right to continue research and development of compounds that inhibit PDE's. Under the revised terms, ICOS retains all commercial rights in the compounds arising from the collaboration as PDE inhibitors, including potential treatments for cardiovascular diseases and male erectile dysfunction in exchange for future royalties payable to Glaxo Wellcome on sales of such compounds. Glaxo Wellcome is free to pursue research and development of PDE inhibitors independent of ICOS. ICOS plans to continue the clinical development of IC351 for male erectile dysfunction independently and to commence clinical trials for IC351 for the treatment of male erectile dysfunction.

In April 1995, the Company formed a collaboration with Abbott Laboratories that seeks to discover small molecule drugs that modulate the intracellular signaling connections of certain ICAMs and integrins. Included in this collaboration are small molecule drugs that might interact with the intracellular portion of the following leukointegrins: CD11a/CD18, CD11b/CD18, CD11c/CD18 and alpha chain-containing integrins. Also included are small molecule compounds that bind to the intracellular portions of ICAM-1, ICAM-2 and ICAM-3. Drugs that interact with ICAM-5 and Alpha d/CD18 are specifically excluded from the collaboration as are small molecule drugs that target the extracellular domains of any of the aforementioned ICAMs or integrins. Also excluded are other antibody- or protein-based therapeutics for use against these targets. Under the collaboration, the Company will have exclusive U.S. rights for all products for the treatment of cancer, while Abbott Laboratories will have exclusive rights outside the United States for all products for the treatment of cancer and exclusive worldwide rights for all other products. The Company will receive research funding and milestone and royalty payments for products, other than cancer treatment products, developed by Abbott Laboratories as a result of the collaboration. Each party will be responsible for the development, registration and commercialization of its products in its respective territory. In addition, the collaboration provided the Company with a library of chemical compounds for use in its own discovery programs.

In February 1997, the Company formed a joint venture with Suntory. The corporation formed by ICOS and Suntory for the joint venture, called Suncos, will develop and commercialize rPAF-AH for use worldwide for all medical indications. Under the terms of the arrangement, the joint venture was established with a $30 million cash contribution by Suntory to Suncos and ICOS licensed, on a worldwide basis, all rights for rPAF-AH to Suncos. In exchange, both ICOS and Suntory received 50 percent ownership in Suncos. Suntory has rights and obligations to participate in the development and commercialization of rPAF-AH in Japan and ICOS has similar rights and obligations with respect to the United States. Suncos will be managed jointly by Suntory and ICOS. Suntory and ICOS will each pay royalties to Suncos on sales of rPAF-AH products in its respective territory.

From time to time, the Company enters into research collaborations with various institutions and scientists to expand ICOS' access to new scientific developments and discoveries in certain areas. ICOS has contracted with several academic and institutional collaborators to conduct certain research and development activities relating to the products discussed herein. The Company has also entered into certain license agreements with respect to different technologies in addition to the agreements noted above. ICOS' agreements with these organizations generally provide that the Company will fund either the research or development of the technology, or both, and will obtain an exclusive license or option to the technology developed, subject to certain royalty and other obligations.

RESEARCH, PRODUCT DEVELOPMENT AND COMMERCIALIZATION STRATEGIES
--------------------------------------------------------------

ICOS' research and product development efforts comprise three basic stages prior to commercialization. The initial stage, Research, includes early-stage discoveries through the identification of preclinical targets. During Research, the Company tests candidate molecules in relevant preclinical models of disease. The Preclinical stage begins when the proof of principle has been validated and a specific preclinical target is selected and studies begin focusing on in vitro studies for toxicity and efficacy necessary for an Investigational New Drug ("IND") application filing. During the Preclinical Stage, the research and development project personnel work to establish a production process that is feasible not only for early clinical trials, but also is capable of scale-up to commercial levels. After review of the IND application by the FDA, Phase 1 clinical trials are commenced to determine a candidate product's safety and pharmacological profile. Phase 1 safety and pharmacology clinical trials lead to Phase 2 clinical trials designed to establish dose and potential efficacy. A drug candidate that shows efficacy in a Phase 2 clinical trial will enter Phase 3 clinical trials, where its efficacy will be verified through rigorous testing on a large number of human patients. Once Phase 3 clinical trials are successfully completed, clinical data is compiled and a Product License Application ("PLA") or New Drug Application ("NDA") is submitted to the FDA. Product launch and commercialization are dependent on approval of the PLA or NDA by the FDA. See "Government Regulation."

ICOS's product development strategy emphasizes the early acquisition of Phase 2 clinical data to determine a particular product candidate's utility in a specific disease indication. Phase 1 clinical trials are designed to support the initiation of multiple Phase 2 clinical trials for distinct indications. If satisfactory Phase 1 results are achieved with a particular product candidate, the Company may initiate several Phase 2 clinical trials to increase the likelihood of identifying clinically successful programs as early as possible. Such a strategy may permit clinical trials to be conducted in a parallel fashion and, more significantly, allows for the early identification of indications whose pathology is affected by the study drug.

The Company intends to select specific indications for potential products that merit study in Phase 3 clinical trials with a view to full commercialization based on data generated from relevant preceding clinical work and ICOS' analysis of the best utilization of its resources. The Company does not expect to conduct Phase 3 clinical trials on all the potential indications for its products.

The Company plans to develop the capabilities necessary to bring the promising products of its research and development activities into the marketplace. At this time, the Company is currently proceeding independently in its efforts toward the development of all its candidate products except rPAF-AH, which will be developed by the Company's joint venture with Suntory, and certain compounds discovered or developed under the Company's collaborative agreement with Abbott Laboratories. If the Company determines that it is strategically advantageous to enter into a collaboration with another firm, the Company's preference is to enter into collaborations with companies where ICOS has the opportunity to share equally in research and product development and co-promote and share profits from any products arising from the collaboration. The Company may, however, choose to license its technology when it feels it is in the Company's best interests. There can be no assurance that additional joint venture or collaborative arrangements will be available on terms acceptable to the Company, if at all. The Company also intends to pursue product opportunities independently that address niche pharmaceutical markets in which a small organization can compete effectively. See "Collaborations."

COMPETITION
-----------

Competition in the pharmaceutical industry is intense and characterized by rapid technological development. The Company and Suncos, the Company's joint venture with Suntory, will compete with pharmaceutical companies and biotechnology firms in the United States, Japan, Europe and elsewhere. Many biotechnology companies have focused their development efforts in the human therapeutics area, including inflammatory and other diseases targeted by the Company, and many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or have made commercial arrangements with other biotechnology companies or research institutions.

A number of biotechnology and pharmaceutical companies have developed or are developing new anti-inflammatory and cardiovascular products that may compete directly with ICOS's products. Certain of such competitors' products are commercially available or have entered clinical trials. There can be no assurance that research and discoveries by others will not render the Company's programs or products uneconomical or result in therapies superior to any therapy developed by the Company or that any of its products will be preferred to any existing or newly developed technologies.

The Company expects to encounter significant competition for the products it plans to develop. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. A number of biotechnology and pharmaceutical companies are developing anti-inflammatory products aimed at the same indications as those ICOS has targeted. Some of these have entered clinical trials or are commercially available. Several have been in business longer than ICOS, have greater financial resources and have more experience in obtaining and negotiating with corporate partners.

Significant levels of biotechnology research occur in universities and other nonprofit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. They also compete with ICOS in recruiting skilled scientific talent.

The Company believes that its competitive success will be based on the ability to create and maintain scientifically advanced technology, develop cost-effective proprietary products, attract and retain talented and skilled personnel, obtain patent or other protection for its products, obtain required regulatory approvals and manufacture and successfully market its products, either alone or through outside parties. Many of the Company's competitors have substantially greater financial, marketing and human resources and experience than ICOS. See "Important Factors Regarding Forward-Looking Statements."

GOVERNMENTAL REGULATION
-----------------------

Regulation by governmental authorities in the United States, Europe, Japan, and other foreign countries is a significant factor in the manufacture and marketing of the Company's potential products and in its ongoing research and product development activities. Virtually all the Company's products and those of Suncos, its joint venture with Suntory, will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval requirements by the FDA and comparable agencies in foreign countries. The time required for completing such testing and obtaining such approvals is uncertain. Any delay in testing may delay product development. In addition, delays or rejections may be encountered based on changes in FDA or foreign regulatory policy during the period of product development and testing. Various federal statutes and regulations also regulate the manufacturing, safety, labeling, storage, record-keeping and marketing of such products. The lengthy process of obtaining regulatory approvals and ensuring compliance with appropriate federal statutes and regulations requires the expenditure of substantial resources. Any delay or failure by ICOS to obtain regulatory approval could adversely affect the commercialization of products being developed by the Company, its ability to receive product or royalty revenue and its liquidity and capital resources.

Preclinical studies are generally conducted in the laboratory to evaluate the potential efficacy and the safety of a therapeutic product. The results of these studies are submitted to the FDA as part of an IND application, which must be reviewed by FDA personnel before clinical testing can begin. Once the FDA is satisfied with the submission, the clinical trial process can commence. Typically, clinical evaluation involves three sequential phases, which may overlap. During Phase 1, clinical trials are conducted with a relatively small number of subjects to determine the early safety profile of a drug, as well as the pattern of drug distribution and drug metabolism by the subject. In Phase 2, trials are conducted with groups of patients afflicted by a specific target disease to determine preliminary efficacy, dosage tolerance and optimal dosages, and to gather additional safety data. In Phase 3, large-scale, multicenter comparative trials are conducted with patients afflicted with a specific target disease to provide data for the statistical proof of efficacy and safety as required by the FDA and others. The FDA, the clinical trial sponsor or the investigator may suspend clinical trials at any time if it believes that clinical subjects are being exposed to an unacceptable health risk.

The results of preclinical and clinical testing are presently required to be submitted to the FDA in the form of an NDA for small molecule products or a PLA accompanied by an Establishment License Application ("ELA") for biological products. In responding to an NDA, PLA or ELA, the FDA may grant marketing approval, request additional information, or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all. The failure to obtain timely permission for clinical testing or timely approval for product marketing would materially affect the Company. Product approvals may subsequently be withdrawn if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. The FDA may require testing and surveillance programs to monitor the effect of a new product and may prevent or limit future marketing of the product based on the results of these postmarketing programs.

Some of the Company's potential products may qualify as orphan drugs under the Orphan Drug Act of 1983. This act generally provides incentives to manufacturers to undertake development and marketing of products to treat relatively rare diseases or diseases where fewer than 200,000 persons annually in the United States would be likely to receive the treatment. A drug that receives orphan drug designation by the FDA and is the first product to receive FDA marketing approval for its product claim is entitled to a seven-year exclusive marketing period in the United States for that product claim. A drug that is considered by the FDA to be different than a particular orphan drug is not barred from sale in the United States during such seven-year exclusive marketing period. Legislation has previously been introduced in Congress to limit the marketing exclusivity provided for certain orphan drugs. Although Congress has not passed such legislation to date, there remains a possibility that future legislation will limit the incentives currently afforded to the developers of orphan drugs.

The Company's policy is to conduct its research activities in compliance with the National Institute of Health Guidelines for Research Involving Recombinant DNA Molecules. The Company is also subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with Company's work. The extent and character of governmental regulation that might result from future legislation or administrative action cannot be accurately predicted. See "Important Factors Regarding Forward-Looking Statements."

PATENTS AND TRADE SECRETS
-------------------------

Because of the length of time and expense associated with bringing new products through development and the governmental approval process to the marketplace, the pharmaceutical industry has traditionally placed considerable importance on obtaining and maintaining patent and trade secret protection for significant new technologies, products and processes. This is equally true for emerging biotechnology companies and, as such, the Company has applied, and is applying, for patents for its products and certain aspects of its technologies. To date, the Company has filed over 100 U.S. patent applications on its own behalf or on behalf of its exclusive licensors. The United States Patent and Trademark Office (the "USPTO") has issued either a patent or a notice of allowance as to 34 of these applications.

The enforceability of patents issued to biotechnology and pharmaceutical firms is highly uncertain. Federal court decisions indicating legal considerations surrounding the validity of patents in the field are in transition, and there can be no assurance that the historical legal standards surrounding questions of validity will continue to be applied or that current defenses as to issued patents in the field will, in fact, be considered substantial in the future. In addition, there can be no assurance as to the degree and range of protection any patents will afford, whether patents will issue or the extent in which the Company will be successful in not infringing patents granted to others. If certain patents issued to others are upheld or if certain patent applications filed by others issue and are upheld, the Company may be required to obtain certain licenses from others in order to develop and commercialize certain potential products incorporating the Company's technology. ICOS has entered into nonexclusive license agreements, and anticipates entering into additional license agreements in the future, with third parties for technologies which may be useful or necessary for the manufacture of the Partnership's Products. [The Company believes that such additional licenses will be available on commercially reasonable terms. The Company has initiated discussions with commercial entities which hold United States patents which may be needed for some of the Company's activities.] There can be no assurance that such licenses, if required, will be available on acceptable terms, if at all.

While ICOS pursues patent protection for products and processes where appropriate, it also relies on trade secrets, know-how and continuing technological advancement to develop and maintain its competitive position. The Company's policy is to have each employee enter into an agreement that contains provisions prohibiting the disclosure of confidential information to anyone outside the Company. Research and development contracts and relationships between the Company and its scientific consultants provide access to aspects of the Company's know-how that is protected generally under confidentiality agreements with the parties involved. There can be no assurance, however, that these confidentiality agreements will be honored or that the Company can effectively protect its rights to its unpatented trade secrets. Moreover, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets. See "Important Factors Regarding Forward-Looking Statements."

HUMAN RESOURCES
---------------

As of December 31, 1996, ICOS employed 212 individuals. Approximately 196 ICOS employees are engaged in research or development activities and 16 in general and administrative positions.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
------------------------------------------------------

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time.

Early Stage of Development; Lack of Commercial Products; No Assurance of
------------------------------------------------------------------------
Successful Product Development. The Company has not yet completed the
------------------------------
development of any products and does not expect to have any products commercially available for several years, if at all. The Company's potential products will require significant additional development, preclinical and clinical testing, regulatory approval and additional investment prior to commercialization. There can be no assurance that further research and development will be successful or will result in therapeutic products that will qualify for approval by regulatory authorities in order for commercial sales to begin.

Uncertainty Associated with Clinical Testing. Results of initial preclinical and
--------------------------------------------
clinical testing of products under development by the Company are not necessarily predictive of results that will be obtained from subsequent or more extensive preclinical and clinical testing. There can be no assurance that clinical studies of Company products under development will be completed or will demonstrate the products' safety and efficacy. The failure to adequately demonstrate safety and efficacy could significantly delay or prevent regulatory approval of a product. There can be no assurance that unacceptable toxicities or side effects will not occur at any time in the course of human clinical trials or commercial use of the Company's products. The appearance of any such unacceptable toxicities or side effects could cause the Company to interrupt, limit, delay or abort the development of any of its products or, if previously approved, necessitate their withdrawal from the market. Furthermore, there can be no assurance that disease resistance or other physiological factors will not limit the efficacy of the Company's products. Delays in patient enrollment in the Company's current clinical trials or future clinical trials may result in increased costs, program delays or both, which could have a material adverse effect on the Company.

Continuing Operating Losses. The Company has not generated revenues from the
---------------------------
commercialization of any products. The Company anticipates that its operating expenses and capital expenditures will increase significantly in 1997 and subsequent years and expects to incur increasing operating losses at least until sales of its potential products commence. The development of the Company's products will require the commitment of substantial resources to conduct the time-consuming research, preclinical development and clinical trials necessary to bring such products to market and to establish production and marketing capabilities. There can be no assurance that the Company will generate significant revenues or achieve profitability.

Additional Financing Requirements and Access to Capital. Substantial additional
-------------------------------------------------------
funding will be required for the Company's operations. The Company may seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Adequate funds may not be available when needed or on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay, scale back or eliminate expenditures for certain of its programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop or commercialize itself.

Dependence on Others. Under the Company's collaborative agreements with Abbott
--------------------
Laboratories, certain development efforts, regulatory compliance, manufacturing and marketing activities may be performed primarily by Abbott Laboratories. Similarly under the Company's joint venture with Suntory, certain development and manufacturing activities and regulatory and marketing activities related to product sales in Japan may be performed by Suntory. The Company may enter into similar agreements with other collaborators in the future. Continued collaborator participation will depend not only on the achievement of research objectives by the Company and its collaborators, which cannot be assured, but also on each collaborator's own financial, competitive, marketing and strategic considerations, which are outside the Company's control. Such strategic considerations may include the relative advantages of alternative products being marketed or developed by others, including relevant patent and proprietary positions. There can be no assurance that the interest and motivations of the Company's collaborators are, or will remain, consistent with those of the Company or that such collaborators will successfully perform their development, regulatory compliance, manufacturing or marketing functions and that such current or future collaborations will continue. Furthermore, there can be no assurance that the Company will be able to negotiate additional acceptable collaborative arrangements in the future or that any such arrangements would be successful.

Uncertain Availability of Third-Party Reimbursement and Product Pricing. The
-----------------------------------------------------------------------
Company's ability to commercialize products successfully will depend substantially on reimbursement of the costs of such products and related treatments at acceptable levels from government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). There can be no assurance that reimbursement in the United States or foreign countries will be available for any products the Company may develop or, if available, will not be decreased in the future, or that reimbursement amounts will not reduce the demand for, or the price of, the Company's products, thereby adversely affecting its business.

Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed healthcare in the United States and the concurrent growth of organizations, such as HMOs, which can control or significantly influence the purchase of healthcare services and products, as well as legislative proposals to reform healthcare or reduce government insurance programs, may result in lower prices for therapeutic products. The cost-containment measures that healthcare providers are instituting, including practice protocols and guidelines and clinical pathways, and the effect of any healthcare reform, could materially adversely affect the Company's ability to sell products if successfully developed and approved. Moreover, the Company is unable to predict what additional legislation or regulation, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on the Company's business.

Limited Manufacturing Capabilities; No Marketing or Sales Capability. ICOS
--------------------------------------------------------------------
currently anticipates the need to hire additional personnel skilled in the manufacturing, clinical testing and regulatory compliance processes. There can be no assurance that ICOS will be able to acquire such resources or establish relationships with others to supplement its resources. ICOS may not have sufficient manufacturing capacity to manufacture its potential products in commercial quantities. Moreover, ICOS' manufacturing capacity may be inadequate to complete all clinical trials contemplated by the Company. Although ICOS expects to develop such capacity by expanding its current facilities, building new facilities or contracting with others for manufacturing services, there can be no assurance that such capacity will be developed or be available on a timely basis. The Company does not have facilities for the manufacture of small molecule products. Should the Company decide to market certain of its potential products through a direct sales force in certain markets, if and when regulatory approval is obtained, the Company would be required to either hire a sales force with expertise or contract with a third party to provide a sales force. There can be no assurance that the Company will be able to establish such a sales force or be successful in establishing other channels for distributing its potential products.

Uncertainty Relating to Patents and Proprietary Rights. The Company's ability to
------------------------------------------------------
compete effectively with others is materially dependent on the proprietary nature of the Company's patents and technologies. The Company has applied and will continue to apply for patents for its products and certain aspects of its technology, products and processes. The enforceability of certain patents issued to biotechnology firms is highly uncertain. Federal court decisions indicating legal considerations surrounding the validity of biotechnology patents are in transition, and there can be no assurance that the historical legal standards surrounding questions of patent validity will continue to be applied or that current defenses as to issued patents will, in fact, be considered substantial in the future. In addition, there can be no assurance as to the degree and range of the protection any patents will afford, whether patents will issue, or the extent to which the Company will be successful in not infringing on any patents granted to others. ICOS has entered into nonexclusive license agreements, and anticipates entering into additional license agreements in the future, with third parties for technologies which may be useful or necessary for the manufacture of the Partnership's Products. [The Company believes that such additional licenses will be available on commercially reasonable terms. The Company has initiated discussions with commercial entities which hold United States patents which may be needed for some of the Company's activities.] There can be no assurance that any licenses required under any patents or proprietary rights will be made available on terms acceptable to the Company, if at all. If the Company does not obtain required licenses, it could encounter delays in product development while it attempts to design around the patents, or it could find that the development, manufacture or sale of products requiring such licenses could be foreclosed. In addition, the Company could incur substantial costs in defending any patent litigation brought against it or in asserting its patent rights, including those licensed to it by third parties, in a suit against another party. Additionally, there can be no assurance that the Company's confidentiality agreements will adequately protect its trade secrets, know-how or other proprietary information.

Technological Change and Competition. The Company is involved in an intensely
------------------------------------
competitive field. There are many companies and institutions, both public and private, including pharmaceutical companies, chemical companies, specialized biotechnology companies and research and academic institutions, that are engaged in developing synthetic pharmaceuticals and biotechnological products for human therapeutic applications, including the applications targeted by the Company. A number of competitors are conducting research and development in the areas of cell-trafficking, mediators of inflammation and intracellular signal transduction, and research by others specifically addresses areas of technology targeted by the Company. Many of these companies have substantially more capital, research and development, regulatory, manufacturing, marketing, human and other resources and experience than the Company and may succeed in developing products that are more effective or less costly than any that may be developed by the Company and may also be more successful than the Company in production or marketing. In addition, other recently developed technologies are, or may in the future be, the basis for competitive products. There can be no assurance that competitors will not succeed in developing technologies and products that are more effective than any being developed by the Company or that would render the Company's technology and products obsolete or noncompetitive.

Volatility of Stock Price. Market prices for securities of biotechnology
-------------------------
companies have been highly volatile. The Company believes that several factors could have a significant effect on the future price of the Company's Common Stock, including, without limitation, future announcements by the Company or others regarding progress in product development, results and progress of preclinical studies and clinical trials, progress of existing and future collaborations, evidence of the safety or efficacy of products, anticipated and actual financing events, scientific discoveries, technological innovations, commercial products, patents or propriety rights or regulatory actions, litigation, fluctuations in the Company's results of operations and changes in general market conditions for biotechnology stocks.

Government Regulation. The FDA and comparable agencies in foreign countries
---------------------
impose substantial requirements on biotechnology and pharmaceutical companies during development of potential products. These requirements include lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures surrounding the development and testing of proposed products. Governmental regulation also affects the manufacture and marketing of pharmaceutical products. Any future FDA or other governmental approval of products developed by the Company may entail limitations on the indicated uses for which such products may be marketed. The effect of governmental regulation may be to delay marketing new products for a considerable period of time, to impose costly requirements on the Company's activities or to provide a competitive advantage to other companies that compete with the Company. There can be no assurance that FDA or other regulatory review or approval for any product or proposed product will be granted on a timely basis, if at all. A delay in obtaining or failure to obtain such approvals could adversely affect the Company's liquidity and capital resources.

Potential Product Liability. The Company faces an inherent business risk of
---------------------------
exposure to product liability claims in the event that the use of its technology or products is alleged to have resulted in adverse effects. Such risk exists in human clinical trials. There can be no assurance that the Company can avoid significant product liability exposure. A product liability claim could materially adversely affect the business, financial condition or future prospects of the Company. Although the Company has in place product liability insurance relevant to its current level of clinical trials, there can be no assurance that the Company will be able to maintain such coverage in the future on acceptable terms or that such insurance will provide adequate coverage against potential liabilities. There can be no assurance that adequate insurance coverage will be available at acceptable costs, if at all.

Hazardous Materials; Environmental Matters. The Company's research and
------------------------------------------
development activities involve the controlled use of hazardous materials, chemicals, viruses and radioactive compounds. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Company believes that it complies with standards prescribed by such laws, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result. The Company's operations, business or assets may be materially adversely affected by current or future environmental laws or regulations.

Key Personnel. The Company is highly dependent on its staff and management team.
-------------
The loss of any of these individuals could adversely affect the Company. The Company is also highly dependent on its ability to attract and retain qualified scientific, technical and key management personnel. There is intense competition for qualified personnel in the areas of the Company's activities and there can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its business.

ITEM 2.  PROPERTIES

ICOS leases 118,000 square feet of space in three buildings located in Bothell, Washington, a suburb of Seattle. The Company's leases expire in July and September 1997, February 1999, and February 2002, with options to renew for additional five-year periods and an option to purchase one building. The Company's principal administrative offices, research laboratories, and clinical production facility occupy approximately 105,000 square feet. In December 1992, the Company purchased approximately seven acres of undeveloped land adjacent to its leased facilities. This purchase gives the Company the flexibility to expand in its current geographic location. Over the next several years, the Company plans to lease or acquire additional facilities to accommodate the activities and personnel as necessary to further development and ultimately bring its products to market.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of ICOS' stockholders during the fourth quarter of its fiscal year ended December 31, 1996.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

ICOS Common Stock trades on the Nasdaq Stock Market under the symbol ICOS. As of December 31, 1996, there were 2,389 holders of record of Common Stock. The Company has never paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. The Company intends to retain future earnings and capital for use in its business. The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by the Nasdaq Stock Market.


                      1995                                        High              Low
                      ----                                        ----              ---

                      First Quarter                              $  5             $ 3 3/8
                      Second Quarter                                6 1/2           3 7/8
                      Third Quarter                                 8 1/8           5 5/8
                      Fourth Quarter                                7 5/8           5 1/4

                      1996
                      ----

                      First Quarter                                10 3/8           6 1/2
                      Second Quarter                                9 3/4           7 5/8
                      Third Quarter                                 9 1/4           6 1/2
                      Fourth Quarter                                9               7

                      1997
                      ----

                      First Quarter
                      (through March 10, 1997)                     9 1/4            7 1/2


ITEM 6.  SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and Notes thereto included in this Form 10-K.

                                 Period from
                                September 21,
                                    1989
                               (incorporation)
                                   through
                                December 31,                              Year Ended December 31,
                                                 ---------------------------------------------------------------------------------
                                    1996              1996            1995             1994             1993             1992
                                -------------    -------------    -------------    -------------    -------------    -------------
STATEMENT OF OPERATIONS DATA:
Revenue:
   Collaborative research and
        development                 $ 522,053    $   2,000,000    $   1,500,000    $          --    $          --    $   2,000,000
   Research grant                   1,451,409               --               --               --               --           90,076
                                -------------    -------------    -------------    -------------    -------------    -------------
     Total revenue                  2,000,000        1,500,000           90,076        2,522,053
                                -------------    -------------    -------------    -------------    -------------    -------------
Operating expenses:
   Research and development       115,703,021       30,011,417       24,039,185       21,272,072       18,116,077       11,913,090
   General and administrative      17,952,861        2,554,872        2,482,306        2,834,984        2,872,820        2,945,712
                                -------------    -------------    -------------    -------------    -------------    -------------
     Total operating expenses     133,655,882       32,566,289       26,521,491       24,107,056       20,988,897       14,858,802
                                -------------    -------------    -------------    -------------    -------------    -------------
     Operating loss              (126,704,473)     (30,566,289)     (25,021,491)     (24,107,056)     (20,898,821)     (12,336,749)
                                -------------    -------------    -------------    -------------    -------------    -------------
Other income (expense):
   Investment income               17,288,477        2,070,397        1,768,725        1,497,542        3,133,990        4,217,827
   Interest expense                  (887,899)            (364)         (52,061)        (124,667)        (164,627)        (186,364)
   Other, net                        (106,345)             692          (63,763)         (14,019)          (8,472)          (6,842)
                                -------------    -------------    -------------    -------------    -------------    -------------
                                   16,294,233        2,070,725        1,652,901        1,358,856        2,960,891        4,024,621
                                -------------    -------------    -------------    -------------    -------------    -------------

    Net loss                    $(110,410,240)   $ (28,495,564)   $ (23,368,590)   $ (22,748,200)   $ (17,937,930)   $  (8,312,128)
                                =============    =============    =============    =============    =============    =============


   Net loss per common share                     $        (.77)   $        (.73)   $        (.88)   $        (.71)   $        (.34)
                                                 =============    =============    =============    =============    =============



   Weighted average common shares
   outstanding                                      36,804,986       32,194,018       25,945,660       25,401,426       24,198,483

                                                                               December 31,
                                                     -------------------------------------------------------------------
   BALANCE SHEET DATA:                                  1996          1995          1994          1993          1992
                                                     -----------   -----------   -----------   -----------   -----------
Cash and cash equivalents, investment securities
    and interest receivable                          $41,820,232   $21,376,428   $44,484,696   $44,401,520   $63,917,918

Other current assets                                     692,721       732,530       711,338       709,471       698,421
Restricted investment securities                       1,800,000     2,400,000     2,900,000
Net property and equipment                            15,626,906    15,385,728    11,309,297    11,352,746     9,965,089
Other non-current assets                                  65,318       240,844       229,232         6,557        13,711
                                                     -----------   -----------   -----------   -----------   -----------
      Total assets                                   $58,205,177   $37,735,530   $58,534,563   $58,870,294   $77,495,139
                                                     ===========   ===========   ===========   ===========   ===========


Current liabilities
                                                     $ 2,937,896   $ 4,443,172   $ 3,440,725   $ 2,290,702   $ 2,784,137
Obligations under capital lease, excluding current
installments                                                  --        73,894       984,495     1,682,135            --
Stockholders' equity                                  55,267,281    33,292,358    55,019,944    55,595,097    73,028,867
                                                     -----------   -----------   -----------   -----------   -----------
     Total liabilities and stockholders' equity      $58,205,177   $37,735,530   $58,534,563   $58,870,294   $77,495,139
                                                     ===========   ===========   ===========   ===========   ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

OVERVIEW

The Company has discovered important mechanisms underlying directed cell movement, inhibition of proinflammatory mediators, and intracellular signal transduction that may provide broad opportunities in the treatment of inflammatory diseases and other serious conditions.

During 1990 and 1991, the Company concentrated its efforts on corporate organization, recruiting key scientific and administrative staff, establishing its research and development activities, and developing the fundamental science surrounding inflammatory disease, as well as identifying potential product areas. The Company raised $30,762,901 through private sales of Common Stock and $32,769,144 from its initial public offering of Common Stock during this period. In addition, the Company initiated a collaborative agreement with Glaxo Wellcome.

During 1992 and 1993, the Company identified a number of novel molecules and completed preclinical testing and evaluation on Hu23F2G, a potential product candidate for treating acute exacerbations of MS. The Company also established clinical, regulatory, and process development functions during this period and, in December 1993, filed an Investigational New Drug ("IND") application with the FDA for approval to commence clinical trials of Hu23F2G. In addition, the Company expanded its efforts in preclinical studies on a new class of cellular adhesion molecules in an effort to fully characterize these molecules as potential therapeutic candidates. In April 1992, the Company completed a secondary public offering of Common Stock that provided total net proceeds of $25,219,564.

During 1994, the Company initiated a Phase 1 clinical trial of Hu23F2G in patients with chronic progressive MS. In addition, PDE5, a compound targeting cardiovascular diseases that was developed as part of the collaboration with Glaxo Wellcome, entered exploratory development in early 1994. A number of other compounds based on molecules discovered by Company scientists were in preclinical development as potential product candidates during 1994. The Company also filed several new patent applications based on results of its research efforts. In November 1994, the Company completed a Rights Offering of 6,425,000 shares of Common Stock to existing stockholders that provided total net proceeds of $22,733,986.

During 1995, the Company conducted a Phase 1 clinical trial of Hu23F2G in patients with chronic progressive MS. A Phase 1 clinical study of PDE5 inhibitor was initiated as part of its collaboration with Glaxo Wellcome. In addition, the Company established a research and development collaboration with Abbott Laboratories in an area of cell adhesion/signal transduction.

During 1996, the Company continued its Phase 1 evaluation of Hu23F2G for the treatment of MS, which resulted in the commencement of a Phase 2 clinical trial of Hu23F2G for acute exacerbations of MS in 1997. In 1996, the Company also began Phase 2 clinical trials of Hu23F2G for the treatment of hemorrhagic shock, as well as the commencement of Phase 1 clinical trials of rPAF-AH in healthy volunteers in anticipation of commencing Phase 2 clinical trials of rPAF-AH for the treatment of ARDS during 1997. Additionally, the Company completed preclinical development of ICM3 to allow for the commencement of Phase 1 clinical trials of ICM3 in 1997. In 1996, the Company raised a total of $49,106,015 from a public offering of 6,900,000 shares of Common Stock.

The Company had an accumulated deficit of $110,410,240 during the development stage as of December 31, 1996. The Company's results of operations may vary significantly from quarter to quarter and will depend, among other factors, on the timing of certain expenses, payments received on certain research collaborations, and the progress of the Company's research and development efforts. The Company expects increased expenditures over the next several quarters as it expands the clinical studies being conducted on the product candidates Hu23F2G and rPAF-AH. Some of these costs relating to clinical trials of rPAF-AH will be reimbursed by Suncos Corporation, the joint venture established by the Company and Suntory Limited of Japan to fund the development of rPAF-AH. In addition, the Company will take over development of all compounds resulting from the Company's collaboration with Glaxo Wellcome and anticipates initiating clinical trials of the compounds for potential use in treating a number of medical indications, including MED. In addition, the Company will continue clinical trials of ICM3, its product candidate for the potential treatment of psoriasis and other medical indications. The Company anticipates expanding preclinical research and development activities for additional potential products and commencing clinical studies on those deemed most promising.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

Revenue resulted entirely from the Company's research and development agreement with Abbott Laboratories, which was initiated in April 1995, and totaled $2,000,000 in 1996 compared with $1,500,000 in 1995.

Total operating expenses in 1996 increased 23% to $32,566,289 from $26,521,491 in 1995. Research and development expense increased 25% to $30,011,417 in 1996 from $24,039,185 in 1995, primarily due to costs related to proceeding with clinical trials and other product development efforts. Research and development costs represented 92% of total operating costs in 1996. General and administrative expenses increased 3% to $2,554,872 in 1996 from $2,482,306 in 1995.

Investment income in 1996 was $2,070,397 versus $1,768,725 in 1995. The increase was primarily due to higher average cash balances as a result of the Company's equity offering in May 1996.

The Company's net loss increased 22% to $28,495,564 in 1996 compared to a net loss of $23,368,590 for 1995.

Year Ended December 31, 1995 Compared With Year Ended December 31, 1994

Revenue in 1995 was $1,500,000 and resulted entirely from the Company's research and development agreement with Abbott Laboratories. There was no revenue in 1994.

Total operating expenses increased 10% to $26,521,491 in 1995 from $24,107,056 in 1994. Research and development expenses increased 13% to $24,039,185 in 1995 from $21,272,072 in 1994, primarily due to costs related to clinical trials for Hu23F2G, progression of other potential products toward clinical trials and other product development efforts. Research and development costs represented 91% of total operating costs in 1995. General and administrative expenses decreased 12% to $2,482,306 in 1995 from $2,834,984 in 1994 as a result of cost reduction efforts and certain personnel changes.

Investment income in 1995 increased 18% to $1,768,725 from $1,497,542 in 1994. The increase is attributable to higher returns on the Company's invested cash and cash equivalents in 1995 and the recognition of a loss on the sale of an investment security in 1994.

The Company's net loss increased 3% to $23,368,590 in 1995 compared to a net loss of $22,748,200 for 1994.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has financed its operations since inception through private and public sales of Common Stock, investment income, revenue from research collaborations and grants, and a capital lease. Through December 31, 1996, the Company had raised $30,762,901 in net proceeds from private sales of Common Stock, a total of $107,094,723 in net proceeds from three public offerings of Common Stock, $22,733,986 in net proceeds from a Rights Offering of Common Stock to existing stockholders, and $4,875,059 from the exercise of stock options and warrants. It had earned $17,288,477 in investment income and $6,951,409 in research-related revenue.

At December 31, 1996, the Company had $41,820,232 in cash and cash equivalents, investment securities and interest receivable. Through December 31, 1996, the Company had invested a total of $27,314,438 in production facilities, laboratory and computer equipment, furniture and leasehold improvements. In addition, the Company has invested $2,309,979 in land for future facilities expansion. The Company anticipates that its operating expenses will increase in 1997 and subsequent years as it adds the personnel and facilities associated with advancing several potential products through development and clinical trials. Foreseeable incremental costs may include, but are not limited to, those associated with the Company's own product development, preclinical and clinical studies, patent filings and administrative activities. In addition, the Company may incur costs under its joint venture agreement with Suntory Limited of Japan related to its obligations to develop rPAF-AH. Under provisions of the development agreement, the Company will be reimbursed for certain of these costs. However, there can be no assurance that all such costs will be reimbursed by Suncos Corporation.

The Company expects to continue to negotiate collaborations with other parties where the work complements that at the Company. These relationships may involve commitments by the Company to fund some or all of certain research programs over a defined period. Although corporate collaborations have provided revenue to the Company in the past, there can be no assurance that similar sources of funds will be available to the Company in the future. The Company plans to hire the additional personnel necessary to continue its discovery research, as well as continue development of its current portfolio of product candidates, and to continue to modify its existing facilities in the future to complete a production facility and add additional laboratory and office space. Further expenditures will be required for additional laboratory, developmental, and office facilities to accommodate the activities and personnel associated with discovering new and novel disease mechanisms and developing current and potential products with a view toward expanding the number of clinical trials in the future. All these activities will require substantial financial resources. There can be no assurance that the Company will have sufficient resources to fund the cost of such activities or that it will be able to obtain additional resources on acceptable terms or in time to fund any necessary or desirable expenditures.

The Company anticipates that its existing capital resources should be sufficient to fund its cash requirements for the next twelve months. However, the amounts and timing of expenditures will depend on the progress of ongoing research and development, the rate at which operating losses are incurred, the execution of development and licensing agreements with potential corporate partners, the Company's development of products, the FDA regulatory process, and other factors, many of which are beyond the Company's control. The Company's existing capital resources will not be sufficient to fund the Company's operation through commercialization of its first product. The Company will need to raise substantial additional funds for its programs. It is currently evaluating several financing alternatives, some of which may involve the sale of additional stock, commencement of additional corporate partnerships and other methods of raising operating capital from public, private and corporate sources. The Company anticipates completion of one or more of these financing events during 1997.

When used in this discussion, the words "believes," "intends," "anticipates," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 8.  Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS

         Financial Statements                                                            Page in Form 10-K
         --------------------                                                            -----------------

         Independent Auditors' Report..................................................................25

         Balance Sheets at December 31, 1996 and 1995..................................................26

         Statements of Operations for the years ended
         December 31, 1996, 1995, and 1994 and the period from
         September 21, 1989 (incorporation) through December 31, 1996..................................27

         Statements of Stockholders' Equity for the years ended December 31,
         1996, 1995, 1994, 1993, 1992, 1991, 1990
         and 1989 (incorporation)...................................................................28-29

         Statements of Cash Flows for the Years Ended December 31, 1996, 1995,
         and 1994 and the period from
         September 21, 1989 (incorporation) through December 31, 1996..................................30

         Notes to Financial Statements..............................................................31-37

All financial statement schedules have been omitted since the information is not required or because the information required is included in the financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
ICOS Corporation:


We have audited the accompanying balance sheets of ICOS Corporation (a development stage company) as of December 31, 1996, and 1995 and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, and the period from September 21, 1989 (incorporation) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICOS Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, and the period from September 21, 1989 (incorporation) through December 31, 1996 in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

Seattle, Washington
January 24, 1997, except for Note 8 which is as of February 6, 1997

                                ICOS CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                                     December 31,
                                                                          ------------------------------------
                                                                                1996               1995
                                                                          -----------------   ----------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                    $ 2,159,008   $ 4,256,366
   Investment securities available for sale, at market value [Note 3]            39,511,820    17,013,514
   Interest receivable                                                              149,404       106,548
   Nontrade receivables                                                              92,969        98,396
   Prepaid expenses                                                                 599,752       634,134
                                                                                -----------   -----------
       Total current assets                                                      42,512,953    22,108,958
                                                                                -----------   -----------
Property and equipment, at cost:
   Land                                                                           2,309,979     2,309,979
   Leasehold improvements                                                        13,659,272     7,082,065
   Furniture and equipment                                                       13,631,566     9,534,792
   Assets acquired under capital lease obligations [Note 4]                              --       570,530
                                                                                -----------   -----------
                                                                                 29,600,817    19,497,366
   Less accumulated depreciation and amortization                                13,997,511    10,478,040
                                                                                -----------   -----------
                                                                                 15,603,306     9,019,326
   Construction in progress                                                          23,600     6,366,402
                                                                                -----------   -----------
       Net property and equipment                                                15,626,906    15,385,728
                                                                                -----------   -----------
Other assets                                                                         65,318       240,844
                                                                                -----------   -----------
                                                                                $58,205,177   $37,735,530
                                                                                ===========   ===========
                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                             $ 1,183,623   $ 1,598,973
   Accrued payroll and benefits                                                     649,562       664,094
   Other accrued expenses                                                         1,104,711     1,635,472
   Deferred research and development revenue [Note 8]                                    --       500,000
   Current installments of obligations under capital lease [Note 4]                      --        44,633
                                                                                -----------   -----------
       Total current liabilities                                                  2,937,896     4,443,172
                                                                                -----------   -----------
Stockholders' equity: [Notes 6 and 7]
   Preferred Stock, $.01 par value.  Authorized 2,000,000 shares; none issued            --            --
   Common Stock, $.01 par value.  Authorized 100,000,000 shares; issued and outstanding 39,417,753 at December 31, 1996 and 32,233,608 at December
       31, 1995                                                                     394,177       322,336
   Additional paid-in capital                                                   165,273,054   115,163,010
   Restricted stock                                                                      --      (208,125)
   Net unrealized gain (loss) on investment securities available for sale            10,290       (70,187)
   Deficit accumulated during the development stage                            (110,410,240)  (81,914,676)
                                                                                -----------   -----------
       Total stockholders' equity                                                55,267,281    33,292,358
Commitments [Notes 4, 7, and 8]
                                                                                -----------   -----------
                                                                                $58,205,177   $37,735,530
                                                                                ===========   ===========


                See accompanying notes to financial statements.

                                ICOS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                       Period from
                                                      September 21,
                                                          1989
                                                     (incorporation)
                                                         through
                                                      December 31,                Year Ended December 31,
                                                                       -----------------------------------------------
                                                          1996              1996              1995            1994
                                                      -------------    -------------    -------------    -------------
Revenue:

    Collaborative research and development [Note 8]   $   5,500,000    $   2,000,000    $   1,500,000    $          --
    Research grants                                       1,451,409               --               --               --
                                                      -------------    -------------    -------------    -------------

      Total revenue                                       6,951,409        2,000,000        1,500,000               --
                                                      -------------    -------------    -------------    -------------

Operating expenses [Note 4]:

    Research and development [Note 8]                   115,703,021       30,011,417       24,039,185       21,272,072
    General and administrative                           17,952,861        2,554,872        2,482,306        2,834,984
                                                      -------------    -------------    -------------    -------------
      Total operating expenses                          133,655,882       32,566,289       26,521,491       24,107,056
                                                      -------------    -------------    -------------    -------------

      Operating loss                                   (126,704,473)     (30,566,289)     (25,021,491)     (24,107,056)
                                                      -------------    -------------    -------------    -------------

Other income (expense):
    Investment income [Note 3]                           17,288,477        2,070,397        1,768,725        1,497,542
    Interest expense                                       (887,899)            (364)         (52,061)        (124,667)
    Other, net                                             (106,345)             692          (63,763)         (14,019)
                                                      -------------    -------------    -------------    -------------

                                                         16,294,233        2,070,725        1,652,901        1,358,856
                                                      -------------    -------------    -------------    -------------

      Net loss                                        $(110,410,240)   $ (28,495,564)   $ (23,368,590)   $ (22,748,200)
                                                      =============    =============    =============    =============



Net loss per common share                                              $        (.77)   $       (.73)    $        (.88)
                                                                       =============    =============    =============

Weighted average common shares outstanding                                36,804,986       32,194,018       25,945,660
                                                                       =============    =============    =============

                See accompanying notes to financial statements.

                                ICOS CORPORATION
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY





                                                                     Common                Additional            Restricted

                                                                      Stock                 paid-in                Stock

                                                            Shares           Amount         capital      Shares           Amount


Issuance of Common Stock at $.02 per share                   5,515,000    $     55,150    $     55,150  $         --   $         --
 Net loss for the period from inception through
 December 31, 1989                                                  --              --              --            --             --
                                                          ------------    ------------    ------------  ------------   ------------

Balances at December 31, 1989                                5,515,000          55,150          55,150            --             --

 Issuance of Common Stock at $.02 per share                    455,000           4,550           4,550            --             --

 Issuance of Common Stock at $3.00 per share, net
   of issuance costs of $2,513,166                          10,752,222         107,522      29,635,979            --             --

 Issuance of Common Stock in payment of note to
 stockholders at $3.00 per share                               300,000           3,000         897,000            --             --

 Repurchase of Common Stock at $.02 per share                  (60,000)           (600)           (600)           --             --

 Net loss for the year ended December 31, 1990                      --              --              --            --             --
                                                          ------------    ------------    ------------  ------------   ------------
Balances at December 31, 1990                               16,962,222         169,622      30,592,079            --             --

 Issuance of Common Stock at $8.00 per share, net
   of issuance costs  of $3,230,856                          4,500,000          45,000      32,724,144            --             --

 Repurchase of Common Stock at $.02 per share                  (74,000)           (740)           (740)           --             --

 Common Stock issued to Cold Spring Harbor Laboratories
   pursuant to a collaboration agreement, at fair
   market value of $18.50 per share                            135,000           1,350       2,496,150       (75,000)    (1,387,500)



 Vesting of restricted Common Stock                                 --              --           3,750            --         69,375


 Issuance of Common Stock from exercise of options at

   $3.00 per share                                              18,885             189          56,466            --             --



 Issuance of Common Stock from exercise of warrants at

   $3.00 per share                                              86,772             868         259,448            --             --


 Compensation related to options granted                            --          12,599              --            --

                                                                                                                                 --

 Net loss for the year ended December 31, 1991

                                                                    --              --              --            --

                                                          ------------    ------------    ------------  ------------   ------------

Balances at December 31, 1991                               21,628,879         216,289      66,140,146       (71,250)    (1,318,125)

 Issuance of Common Stock at $9.00 per share, net of

   issuance costs of $1,780,436                              3,000,000          30,000      25,189,564            --             --



 Retirement of Common Stock at $8.00 per share                (299,561)         (2,996)     (2,394,226)           --             --



 Vesting of restricted Common Stock                                 --              --              --        15,000        277,500


 Issuance of Common Stock from exercise of options at

   $3.00 per share                                             800,012           8,000       2,392,035            --             --



 Issuance of Common Stock from exercise of warrants at
   $3.00 per share                                             106,800           1,068         319,333            --             --


 Compensation related to options granted                            --              --          30,235            --             --


 Net loss for the year ended December 31, 1992

                                                                    --              --              --            --             --

                                                          ------------    ------------    ------------  ------------   ------------

 Balances at December 31, 1992                              25,236,130         252,361      91,677,087       (56,250)    (1,040,625)

                                                                 Net
                                                             unrealized        Deficit
                                                              gain (loss)   accumulated
                                                            on securities   during the          Total
                                                               available     development    stockholders'
                                                               for sale        stage            equity

Issuance of Common Stock at $.02 per share                 $         --              --    $    110,300

 Net loss for the period from inception through

 December 31, 1989                                                   --        (359,952)       (359,952)

                                                           ------------    ------------    ------------

Balances at December 31, 1989                                        --        (359,952)       (249,652)




 Issuance of Common Stock at $.02 per share                          --              --           9,100




 Issuance of Common Stock at $3.00 per share, net

   of issuance costs of $2,513,166                                   --              --      29,743,501




 Issuance of Common Stock in payment of note to
 stockholders at $3.00 per share                                     --              --         900,000




 Repurchase of Common Stock at $.02 per share                        --              --          (1,200)



 Net loss for the year ended December 31, 1990                       --      (2,775,090)     (2,775,090)
                                                           ------------    ------------    ------------
Balances at December 31, 1990                                        --      (3,135,042)     27,626,659


 Issuance of Common Stock at $8.00 per share, net
   of issuance costs  of $3,230,856                                  --              --      32,769,144


 Repurchase of Common Stock at $.02 per share                        --              --          (1,480)


 Common Stock issued to Cold Spring Harbor Laboratories
   pursuant to a collaboration agreement, at fair
   market value of $18.50 per share                                  --              --       1,110,000


 Vesting of restricted Common Stock                                  --              --          69,375


 Issuance of Common Stock from exercise of options at
   $3.00 per share                                                   --              --          56,655


 Issuance of Common Stock from exercise of warrants at
   $3.00 per share                                                   --              --         260,316


 Compensation related to options granted                             --              --          12,599


 Net loss for the year ended December 31, 1991                       --      (6,412,786)     (6,412,786)
                                                           ------------    ------------    ------------
Balances at December 31, 1991                                        --      (9,547,828)     55,490,482
 Issuance of Common Stock at $9.00 per share, net of
   issuance costs of $1,780,436                                      --              --      25,219,564


 Retirement of Common Stock at $8.00 per share                       --              --      (2,397,222)


 Vesting of restricted Common Stock                                  --              --         277,500


 Issuance of Common Stock from exercise of options at
   $3.00 per share                                                   --              --       2,400,035


 Issuance of Common Stock from exercise of warrants at
   $3.00 per share                                                   --              --         320,401


 Compensation related to options granted                             --              --          30,235


 Net loss for the year ended December 31, 1992
                                                                     --      (8,312,128)     (8,312,128)
                                                           ------------    ------------    ------------
 Balances at December 31, 1992                                       --     (17,859,956)     73,028,867

  Repurchase of Common Stock at $.02 per share                   (12,500)            (125)            (215)              --
  Vesting of restricted Common Stock                                  --               --               --           15,000
  Issuance of Common Stock from exercise of options
   at prices ranging from $3.00 to $8.00 per share                 4,998               50           17,765               --
  Issuance of Common Stock from exercise of
   warrants at $3.00 per share                                    59,650              596          178,354               --
  Issuance of Common Stock from exercise of
   warrants in exchange for Common Stock at prices
   ranging from share $5.25 to $6.10 per                         326,838            3,269           (3,269)              --
  Compensation related to options granted                             --               --           30,235               --
  Net loss for the year ended December 31, 1993                       --               --               --               --
                                                           -------------    -------------    -------------    -------------
Balances at December 31, 1993                                 25,615,116          256,151       91,899,957          (41,250)

  Issuance of Common Stock at $3.625 per share, net
   of issuance costs of $500,072                               6,425,000           64,250       22,726,303               --
  Vesting of restricted Common Stock                                  --               --               --           15,000
  Issuance of Common Stock from exercise of options
   at prices ranging from $3.00 to $8.00 per share                12,998              130           43,549               --
  Compensation related to options granted                             --               --           30,235               --
  Net unrealized loss on investment securities
   available for sale                                                 --               --               --               --
  Net loss for the year ended December 31, 1994
                                                                      --               --               --               --
                                                           -------------    -------------    -------------    -------------
Balances at December 31, 1994                                 32,053,114          320,531      114,700,044          (26,250)
  Issuance costs related to sale of common stock in 1994              --               --          (56,567)              --
  Vesting of restricted Common Stock                                  --               --               --           15,000
  Issuance of Common Stock from exercise of options
   at prices ranging from $4.00 to $7.625 per share              166,019            1,660          504,145               --
  Issuance of Common Stock from exercise of
   warrants at $3.00 per share                                     5,250               53           15,480               --
  Issuance of Common Stock from exercise of warrants in
   exchange for Common Stock at prices ranging from
   $4.95 to $5.13 per share                                        9,225               92              (92)              --
  Net unrealized gain on investment securities
   available for sale                                                 --               --               --               --
  Net loss for the year ended December 31, 1995                       --               --               --               --
                                                           -------------    -------------    -------------    -------------
 Balances at December 31, 1995                                32,233,608          322,336      115,163,010          (11,250)
  Issuance of Common Stock at $7.625 per share, net
   of issuance costs of $3,506,485                             6,900,000           69,000       49,037,015               --
  Vesting of restricted Common Stock                                  --               --               --           11,250
  Issuance of Common Stock from exercise of options
   at prices ranging from $3.00 to $8.00 per share               284,145            2,841        1,073,029               --
  Net unrealized gain on investment securities
   available for sale                                                 --               --               --               --
  Net loss for the year ended December 31, 1996                       --               --               --               --
                                                           -------------    -------------    -------------    -------------
 Balances at December 31, 1996                             $  39,417,753    $     394,177    $ 165,273,054               --
                                                           =============    =============    =============    =============

  Repurchase of Common Stock at $.02 per share                        --               --               --             (340)
  Vesting of restricted Common Stock                             277,500               --               --          277,500
  Issuance of Common Stock from exercise of options
   at prices ranging from $3.00 to $8.00 per share                    --               --               --           17,815
  Issuance of Common Stock from exercise of
   warrants at $3.00 per share                                        --               --               --          178,950
  Issuance of Common Stock from exercise of
   warrants in exchange for Common Stock at prices
   ranging from share $5.25 to $6.10 per                              --               --               --               --
  Compensation related to options granted                             --               --               --           30,235
  Net loss for the year ended December 31, 1993                       --               --      (17,937,930)     (17,937,930)
                                                           -------------    -------------    -------------    -------------
Balances at December 31, 1993                                   (763,125)              --      (35,797,886)      55,595,097
  Issuance of Common Stock at $3.625 per share, net
   of issuance costs of $500,072                                      --               --               --       22,790,553
  Vesting of restricted Common Stock                             277,500               --               --          277,500
  Issuance of Common Stock from exercise of options
   at prices ranging from $3.00 to $8.00 per share                    --               --               --           43,679
  Compensation related to options granted                             --               --               --           30,235
  Net unrealized loss on investment securities
   available for sale                                                 --         (968,920)              --         (968,920)
  Net loss for the year ended December 31, 1994
                                                                      --               --      (22,748,200)     (22,748,200)
                                                             -----------    -------------    -------------    -------------
Balances at December 31, 1994                                   (485,625)        (968,920)     (58,546,086)      55,019,944
  Issuance costs related to sale of common stock in 1994              --               --               --          (56,567)
  Vesting of restricted Common Stock                             277,500               --               --          277,500
  Issuance of Common Stock from exercise of options
   at prices ranging from $4.00 to $7.625 per share                   --               --               --          505,805
  Issuance of Common Stock from exercise of
   warrants at $3.00 per share                                        --               --               --           15,533
  Issuance of Common Stock from exercise of warrants in
   exchange for Common Stock at prices ranging from
   $4.95 to $5.13 per share                                           --               --               --               --
  Net unrealized gain on investment securities
   available for sale                                                 --          898,733               --          898,733
  Net loss for the year ended December 31, 1995                       --               --      (23,368,590)     (23,368,590)
                                                             -----------    -------------    -------------    -------------
 Balances at December 31, 1995                                  (208,125)         (70,187)     (81,914,676)      33,292,358
  Issuance of Common Stock at $7.625 per share, net
   of issuance costs of $3,506,485                                    --               --               --       49,106,015
  Vesting of restricted Common Stock                             208,125               --               --          208,125
  Issuance of Common Stock from exercise of options
   at prices ranging from $3.00 to $8.00 per share                    --               --               --        1,075,870
  Net unrealized gain on investment securities
   available for sale                                                 --           80,477               --           80,477
  Net loss for the year ended December 31, 1996                       --      (28,495,564)     (28,495,564)
                                                             -----------    -------------    -------------    -------------
 Balances at December 31, 1996                                        --    $      10,290    $(110,410,240)   $  55,267,281
                                                             ===========    =============    =============    =============




                See accompanying notes to financial statements.

                                ICOS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                             Period from
                                                            September 21,
                                                                 1989
                                                            (incorporation)
                                                               through
                                                             December 31,               Years Ended December 31,
                                                                             -----------------------------------------------
                                                                 1996             1996             1995             1994
                                                             -------------    -------------    -------------    -------------
Cash flows from operating activities:
    Net loss                                                 $(110,410,240)   $ (28,495,564)   $ (23,368,590)   $ (22,748,200)
                                                             -------------    -------------    -------------    -------------
    Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation and amortization                            13,997,511        3,519,471        3,120,248        2,774,634
       Amortization of deferred rent                              (475,000)              --               --               --
       Amortization of investment premiums/discounts               682,696         (381,171)         130,705               --
       (Gain) loss on sale of investment securities             (1,372,906)          19,417           14,108          205,866
       Amortization of restricted stock                          1,387,500          208,125          277,500          277,500
       Compensation related to stock options granted               103,304               --               --           30,235
       Common Stock issued in payment of research and
       development costs                                         1,110,000               --               --               --
       Changes in operating assets and liabilities:
         Deferred research and development revenue                      --         (500,000)         500,000               --
         Interest receivable                                      (149,404)         (42,856)          56,455          327,548
         Nontrade receivables                                      (92,969)           5,427           (7,686)          47,649
         Prepaid expenses                                         (599,752)          34,382          (13,506)         (49,516)
         Other assets                                                   --               --               --            6,557
         Accounts payable                                        1,183,623          354,650          228,216          325,359
         Accrued payroll, benefits and other accrued             1,754,273         (545,293)         378,010          617,233
         expenses
                                                             -------------    -------------    -------------    -------------
            Net cash used in operating activities              (92,881,364)     (25,823,412)     (18,684,540)     (18,185,135)
                                                             -------------    -------------    -------------    -------------
Cash flows from investing activities:
    Purchases of investment securities                        (410,669,590)     (50,883,841)     (15,532,891)     (25,868,830)
    Maturities of investment securities                         92,907,775               --
                                                                                                  14,000,000        7,788,862
    Sales of investment securities                             278,950,496       14,827,766       12,862,663       47,208,665
    Acquisitions of  property and equipment                    (26,035,216)      (4,530,649)      (6,426,679)      (2,731,185)
    (Increase) decrease in other assets                            (65,318)         175,526          (11,612)
                                                             -------------    -------------    -------------    -------------
            Net cash (used in) provided by investing
            activities                                         (64,911,853)     (26,411,198)      (1,319,657)      18,379,418
                                                             -------------    -------------    -------------    -------------
Cash flows from financing activities:
    Proceeds from issuance of Common Stock                     159,691,609       49,106,015          (56,567)      22,790,552
    Proceeds from exercise of options and warrants               2,477,927        1,075,870          521,338           43,679
    Principal payments on obligations under capital lease       (3,589,201)         (44,633)        (947,673)        (703,170)
    Proceeds from note payable to stockholders                     900,000               --               --               --
    Deferred rent payment received                                 475,000               --               --               --
    Common Stock retired                                            (3,110)              --               --               --
                                                             -------------    -------------    -------------    -------------
            Net cash provided by (used in) financing
            activities                                         159,952,225       50,137,252         (482,902)      22,131,061
                                                             -------------    -------------    -------------    -------------
            Net increase (decrease) in cash and cash
            equivalents                                          2,159,008       (2,097,358)     (20,487,099)      22,325,344
Cash and cash equivalents at beginning of period                        --        4,256,366       24,743,465        2,418,121
                                                             -------------    -------------    -------------    -------------
Cash and cash equivalents at end of period
                                                             $   2,159,008    $   2,159,008    $   4,256,366    $  24,743,465
                                                             =============    =============    =============    =============
Supplemental disclosure of cash flow information:
    Cash paid for interest
                                                             $     959,466    $         364    $      52,061    $     124,667
Supplemental disclosure of noncash financing and investing
 activities:
    Assets acquired under capital lease obligations              3,589,201               --               --               --
    Acquisition of property and equipment financed
    through accounts payable                                            --               --          770,000               --
    Exercise of stock options funded by retirement of
    previously issued Common Stock                               2,397,132               --               --               --
    Common Stock issued in payment of note payable
       to stockholders                                             900,000               --               --               --
                                                             =============    =============    =============    =============

See accompanying notes to financial statements.

                                ICOS CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements
                           December 31, 1996 and 1995


       (1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            (a)  BASIS OF PRESENTATION

                On September 21, 1989, ICOS Corporation (the "Company") was incorporated to develop new medications and therapeutics for the treatment of diseases. The Company began research and development activities in September 1990.

            (b)  USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            (c)  CASH AND CASH EQUIVALENTS

                All highly liquid short-term investments purchased with a maturity of three months or less are considered to be cash equivalents.

            (d)  INVESTMENT SECURITIES

                The Company's investment securities are classified as available-for-sale and carried at market value, with unrealized gains and losses excluded from the statement of operations and reported in a separate component of stockholders' equity. Gross realized gains and losses on the sales of investment securities are determined on the specific identification method and included in investment income.

            (e)  PROPERTY AND EQUIPMENT

                Depreciation of furniture and equipment is provided on the straight-line method over the assets' useful lives (three to seven years).

                Assets acquired under capital lease obligations are stated at the lower of the present value of minimum lease payments discounted at the interest rate implicit in the lease at the beginning of the lease term or the fair market value at the inception of the lease. Assets acquired under capital lease obligations are depreciated over the assets' useful lives or the lease term, if shorter (generally three to five years).

            (f)  RESEARCH AND DEVELOPMENT COSTS

                Research and development costs are charged to expense as incurred.

            (g)  INCOME TAXES

                Income taxes are accounted for using the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

            (h)  NET LOSS PER COMMON SHARE

                Net loss per common share is based on the weighted average number of common shares outstanding during the period. Net loss per common share does not include the effect of common share equivalents as their impact is antidilutive.

            (i)  STOCK BASED COMPENSATION

                Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

       (2)   FINANCING

            The Company anticipates that its existing capital resources should be sufficient to fund its cash requirements for the next twelve months. The Company's existing capital resources will not be sufficient to fund the Company's operation through commercialization of its first product. The Company will need to raise substantial additional funds for its programs. The Company is currently evaluating several financing alternatives, some of which may involve the sale of additional stock, commencement of additional corporate partnerships, and other methods of raising capital from public, private and corporate sources. The Company anticipates completion of one or more of these financing events in 1997.


       (3)   INVESTMENT SECURITIES

            The following table summarizes the Company's investment securities at December 31, 1996 and 1995:

                                           Gross       Gross
                                        unrealized   unrealized
                         Market value     gains        losses     Amortized cost
                         ------------     -----        ------     --------------
December 31, 1996:

U.S. Treasury Notes      $ 8,456,440   $     3,714   $    12,351   $ 8,465,077

Corporate debt
securities                24,227,275         7,806            --    24,219,469

U.S. government
agency mortgage-backed
securities                 6,828,105        11,121            --     6,816,984
                         -----------   -----------   -----------   -----------
Total                    $39,511,820   $    22,641   $    12,351   $39,501,530
                         ===========   ===========   ===========   ===========


                  December 31, 1995:
                  Corporate debt
                  securities                     $17,013,514       $ 1,945             $72,132         $17,083,701
                                                 -----------       -------             -------         -----------

                  Total                          $17,013,514       $ 1,945             $72,132         $17,083,701
                                                 ===========       =======             =======         ===========


                Amortized cost and estimated market value of debt securities at December 31, 1996, by contractual maturity, are shown below:

Maturing within                  Market value       Amortized cost
---------------                  ------------       --------------
1 year                            $30,021,728          $30,018,981
5 years                             5,653,150            5,649,436
10 years                                    -                    -
more than 10 years                  3,836,942            3,833,113

                Actual maturities may be different than the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                Investment income includes interest of $2,089,814, $1,782,833, and $1,703,408 earned on investments for 1996, 1995, and 1994, respectively; and capital losses of $19,417, $14,108, and $205,866 for 1996, 1995, and 1994, respectively.


       (4)   Leases

            At December 31, 1996, the Company had no assets acquired under capital lease. At December 31, 1995, the cost of the assets acquired under capital lease was $570,530, and related accumulated amortization was $468,505.

            The Company leases office and laboratory space under noncancellable operating leases which expire in 1997 and 1999. These leases include options to either extend the terms for two additional five-year periods, or to purchase the properties at the end of the lease terms.

            Total rent expense was $1,311,062, $1,349,184, and $1,219,249 for
            1996, 1995 and 1994, respectively, and $6,560,758 for the period from September 21, 1989 (incorporation) through December 31, 1996.

            Future minimum lease payments under noncancellable operating leases, excluding provision for annual increases tied to the consumer price index are as follows:

                  1997                                                                   $ 948,673
                  1998                                                                     276,000
                  1999                                                                      27,978
                                                                                           -------
                  Total minimum lease payments                                          $1,252,651
                                                                                        ==========

            In January 1997, the Company entered into a lease agreement to lease 15,985 additional square feet. Annual lease payments are approximately $200,000. The lease expires in 2002 and includes the option to extend the terms for an additional four-year period.

       (5)   Federal Income Taxes

            Deferred tax assets are comprised of the following:


                                                              December 31, 1996          December 31, 1995
                                                              -----------------          -----------------

                  Depreciation                                 $   2,032,000                $  1,489,000
                  Research agreement expensed for book               306,000                     554,000
                  Other                                              700,000                     425,000
                  Net operating loss carryforwards                36,114,000                  26,579,000
                  Research and experimentation tax credits         3,213,000                   2,598,000
                                                               -------------                 -----------
                  Deferred tax asset                              42,365,000                  31,645,000
                  Deferred tax valuation allowance               (42,365,000)                (31,645,000)
                                                                ------------                 -----------

                  Total                                         $          0                 $         0
                                                                ============                 ===========



            The increases in the valuation allowance for deferred tax assets of $10,720,000, $7,915,000, and $8,958,000 in 1996, 1995, and 1994,
            respectively, are primarily attributable to increases in net operating loss carryforwards that could not be utilized. At December 31, 1996, the Company has net operating tax loss carryforwards available to offset future taxable income as follows:


                     Year of expiration
                     ------------------


                       2005        $    1,027,000
                       2006             5,671,000
                       2007            12,367,000
                       2008            17,003,000
                       2009            21,507,000
                       2010            21,039,000
                       2011            27,603,000
                                     ------------
                                     $106,217,000
                                     ============

             At December 31, 1996, the Company also had available approximately $3,213,000 in research and experimentation tax credits to offset future tax liabilities. These credits expire from 2006 to 2011.

             Under provisions of the Internal Revenue Code, utilization of the Company's net operating loss carryforwards may be subject to limitation if it should be determined that a greater than 50% ownership change were to occur in the future.


       (6)   PREFERRED STOCK

            The Company has the authority to issue up to 2,000,000 shares of Preferred Stock in one or more series. The Company's Board of Directors has the authority to fix the powers, designations, preferences, and relative participating, optional, or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences, and the number of shares constituting any series, without any further vote or action by the Company's stockholders. The issuance of Preferred Stock in certain circumstances may have the effect of delaying or preventing a change in control of the Company. Such issuance with voting and conversion rights may adversely affect the voting power of the Common Stock holders. The Company has no shares of Preferred Stock outstanding. In the future, the Company may issue Preferred Stock as part of its overall financing strategy.

       (7)   COMMON STOCK TRANSACTIONS

            (a)  INCREASE IN AUTHORIZED SHARES OF COMMON STOCK

                On May 8, 1996, the stockholders of the Company approved an amendment to Article 4 of the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 shares to 100,000,000 shares.

            (b)  PUBLIC OFFERING

                In May 1996, the Company completed a public offering of 6,900,000 shares of Common Stock at $7.625 per share, with the Company receiving net proceeds of $49,106,015. The net proceeds from this offering are being used for continued research and product development, funding of preclinical testing and clinical trials, expansion of the Company's facilities and general corporate purposes.

            (c)  STOCK WARRANTS

                In connection with private sales of Common Stock in June 1990, the Company granted stock warrants to the sales agent to purchase 985,000 shares of Common Stock at $3.00 per share for a five-year term. All of these warrants had been exercised as of December 31, 1995.

             (d)  STOCK OPTION PLANS

                At December 31, 1996, the Company has two stock option plans, which are discussed below. The Company applies APB Opinion No. 25 in accounting for its plans and, no compensation cost has been recognized related to its stock options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                         1996             1995
                                                    ---------------- --------------

Net loss                              As reported   $   28,495,564   $   23,368,590
                                      Pro forma         30,481,080       24,592,444

Net loss per share                    As reported   $         0.77   $         0.73
                                      Pro forma               0.83             0.76

                Pro forma net loss and net loss per share reflect only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss and net loss per share amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

                The per share weighted-average fair value of stock options granted during 1996 and 1995 was $4.06 and $2.83 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield 0.0%, risk-free interest rate of 6.3%, expected volatility of 40%, and an expected life of 7.4 years; 1995 - expected dividend yield 0.0%, risk-free interest rate of 7.5%, expected volatility of 55%, and an expected life of 7.1 years.


                EMPLOYEE STOCK OPTION PLAN

                The Company has an incentive and nonqualified stock option plan (the "Employee Plan"), under which 8,500,000 shares of Common Stock have been reserved for grants to various executive, scientific, and administrative personnel of the Company. All incentive stock options are granted with an exercise price not less than 100% of the fair market value of the Common Stock on the grant date. Nonqualified stock options are generally granted with an exercise price equal to 100% of the fair market value of the Common Stock on the grant date; however, in no case are they granted with an exercise price of less than 85% of the fair market value of the Common Stock on the grant date. The options generally vest over a four-year period commencing on the date of grant and have a term of ten years from the date of grant.

                A summary of stock options under the Employee Plan follows:

                                                             Incentive stock options       Nonqualified stock options
                                                                      outstanding                 outstanding
                                                    -----------------------------------------------------------------------------
                                                                  Weighted-average                      Weighted-average
                                                    Number         exercise price           Number      exercise price
                                                    of shares         per share            of shares      per share
                                                    -----------------------------------------------------------------------------
                Balance at December 31, 1993       1,539,631            $7.68               655,314          $6.18
                Options granted in 1994              916,000             5.71               132,750           6.00
                Cancellations in 1994               (136,861)            8.17               (86,663)          7.15
                Options exercised in 1994            (12,998)            3.36                     -             -
                                                    --------                              ---------

                Balance at December 31, 1994       2,305,772             6.90               701,401           6.02
                Options granted in 1995              768,115             4.29               102,389           4.00
                Cancellations in 1995               (157,007)            8.51              (135,248)          8.35
                Options exercised in 1995           (166,019)            3.05                     -             -
                                                   ----------                             ---------

                Balance at December 31, 1995       2,750,861             6.30               668,542           6.26
                Options granted in 1996              773,683             7.72               120,705           7.46
                Cancellations in 1996                (48,594)            6.75                     -             -
                Options exercised in 1996           (117,477)            4.88              (166,668)          3.00
                                                  -----------                              ---------

                Balance at December 31, 1996       3,358,473             6.68               622,579           6.31
                                                   =========                                =======

                At December 31, 1996, 3,231,891 shares remained reserved and available for grant under the Employee Plan.

                DIRECTOR STOCK OPTION PLAN

                The Company has a Stock Option Plan for Nonemployee Directors (the "Director Plan") under which 950,000 shares of Common Stock have been reserved for issuance to directors who are not employees of the Company. The Director Plan provides for an initial grant and automatic annual grants thereafter to each nonemployee director of a number of nonqualified stock options determined by dividing $100,000 (increased by $10,000 each year starting in 1993) by the market price of the Common Stock on the grant date. The exercise price of the options will be the closing market price of the Common Stock on the grant date. Initial options granted under the Director Plan become exercisable 50% after the director has served for one year from the date of initial election to the Board and 100% after two years. Automatic annual grants are fully vested on the date of grant. The options have a term of ten years but cannot be exercised later than two years after termination of service as a director.

                During 1996, 1995, and 1994, respectively, options to purchase 142,224, 217,980, and 144,000 shares at weighted average exercise prices of $7.875, $4.77, and $5.00 per share, respectively, were granted under the Director Plan. At December 31, 1996, options to purchase 708,984 shares were outstanding. No options have been exercised or canceled under this plan.

                The following table summarizes information about stock options outstanding under the Employee Plan and Director Plan at December 31, 1996:

                                         Options Outstanding                            Options Exercisable
                        ------------------------------------------------------    --------------------------------
                                          Weighted-average
                                              remaining     Weighted-average                      Weighted-average
  Range of exercise           Number      contractual life    exercise price          Number      exercise price
        prices             outstanding                                              exercisable
  -------------------    -----------------------------------------------------    --------------------------------
  $3.000-$4.625           1,050,499            7.65            $ 4.1186              618,375        $ 4.1983
   4.750-6.000            1,429,539            6.97              5.7018            1,061,303          5.6798
   6.125-7.500              957,192            7.49              7.1604              612,735          7.1702
   7.625-12.500             954,999            8.23              8.1250              486,786          8.2558
  12.750-19.750             297,807            5.08             13.7789              297,807         13.7789
-------------------    ----------------- ----------------- -----------------    ---------------- ---------------
   3.000-19.750           4,690,036            7.37              6.6250            3,077,006          6.8276

            (e)  OTHER STOCK OPTIONs

                Outside of the Employee Plan and Director Plan, the Company also has stock options outstanding, which were granted to one investor in June 1990, to purchase 50,000 shares of Common Stock at $3.00 per share. The options have terms and conditions substantially identical to those granted under the Employee Plan.

       (8)   SCIENTIFIC COLLABORATION AGREEMENTS

            In October 1991, the Company entered into a collaboration agreement with Glaxo Wellcome (formerly Glaxo Group Ltd. and Glaxo, Inc.), an international pharmaceutical group based in the United Kingdom. The agreement provided for three phases of collaboration, including research, development, and commercialization of potential products. Pursuant to the agreement, Glaxo Wellcome paid the Company $2 million to reimburse the Company for certain research costs during 1992. In early 1997, the terms of this collaboration agreement were changed. Under the new terms, the Company and Glaxo Wellcome both have the right to continue research and development of compounds that inhibit PDE's. Under the new terms, the Company retains all commercial rights in the compounds arising from the collaboration as PDE inhibitors in exchange for future royalties payble to Glaxo Wellcome on sales of such compounds. Under the modified terms, Glaxo Wellcome is free to pursue research and development of PDE inhibitors independently of the Company.

            In April 1995, the Company entered into a collaborative agreement with Abbott Laboratories, a worldwide manufacturer of health care products. The collaboration focuses on the development of small molecules that modulate, by an intracellular interaction, the activity of certain cell adhesion molecules. Under the agreement, the Company will have exclusive rights in the United States for all products for the treatment of cancer, while Abbott Laboratories will have exclusive rights outside the United States for all products for the treatment of cancer and exclusive worldwide rights for all other products. The Company will receive research funding, and milestone and royalty payments for products, other than cancer treatment products, developed by Abbott Laboratories as a result of the collaboration. Each party will be responsible for the development, registration, and commercialization of its products in its respective territory. In addition, the agreement provides the Company with a library of chemical compounds for use in its own discovery programs. The Company received advance payment in 1995 for research to be conducted in 1996 under the agreement.

            In February 1997, the Company and Suntory Limited of Japan ("Suntory") formed a new joint venture company, Suncos Corporation ("Suncos"). The joint venture will develop and commercialize rPAF-AH. In forming Suncos, the Company granted a license for the rPAF-AH technology to Suncos, and Suntory made an initial capital contribution of $30 million. Both parties have committed to jointly fund all development activities and expenses of Suncos once the initial capital contribution of $30 million from Suntory has been used. Suncos will be managed jointly by Suntory and the Company. The Company has rights to market rPAF-AH in the United States and Suntory has market rights in Japan. Each company will pay royalties to Suncos for its territorial marketing rights. Suncos will retain all rights to market the product in territories outside the United States and Japan.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information requested by this item is incorporated by reference from the sections labeled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

The information requested by this item is incorporated by reference from the sections labeled "Compensation of Directors," "Executive Compensation," "Stock Options," "Exercise of Options," "Report of the Compensation Committee on Executive Compensation," "Stock Price Performance Graph," and "Employment Contracts, Termination of Employment and Change of Control Arrangements" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information requested by this item is incorporated by reference from the section labeled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information requested by this item is incorporated by reference from the section labeled "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 1997.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         a)       1.       Financial Statements
                           --------------------

                           See Index to Financial Statements under Item 8 of this Form 10-K.

                  2.       Financial Statement Schedules
                           -----------------------------

                           See Index to Financial Statements accompanying those statements under Item 8 of this Form 10-K.

                  3.       Exhibits
                           --------

                           See Index to Exhibits filed herewith.

         b)       Reports on Form 8-K
                  -------------------

                  No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1996.



                                Index to Exhibits
                                -----------------
                                                                                                                            Page
                                                                                                                            ----

      3.1          Restated Certificate of Incorporation of ICOS Corporation                                                *
      3.2          Restated Bylaws of ICOS Corporation                                                                      *
      4.1          Restated Certificate of Incorporation of ICOS Corporation (included in Exhibit 3.1)
     10.5          Collaboration Agreement dated October 3, 1991 by and among Glaxo Group
                   Limited, Glaxo Inc. and ICOS Corporation                                                                 U
     10.6          Joint Research Agreement dated as of October 16, 1991 by and between Cold Spring Harbor
                   Laboratory and ICOS Corporation                                                                          U
     10.7          ICOS Corporation 1989 Stock Option Plan (Amended and Restated as of January 8, 1997)                   #####
     10.8          ICOS Corporation 1991 Stock Option Plan for Non-employee Directors (Amended and Restated as
                   of January 8, 1997)                                                                                    #####
     10.9          Master Lease of Personal Property dated as of August 15, 1990 between Security Pacific
                   Leasing Inc. and ICOS Corporation                                                                       ***
     10.10         Industrial Real Estate Lease dated September 15, 1992 between WRC Properties, Inc.
                   and ICOS Corporation                                                                                     #
     10.11         Industrial Real Estate Lease dated August 1, 1992 between Trinity at Canyon
                   Park and ICOS Corporation                                                                                #
     10.12         Real Estate Purchase and Sale Agreement dated October 30, 1992 between Canyon
                   Park Business Center Limited Partnership and ICOS Corporation                                            #
     10.13         Industrial Real Estate Lease dated August 6, 1993 between John H. Harland Company and ICOS
                   Corporation                                                                                              ##
     10.14         Employment Agreement dated as of  September 16, 1993 between Gary Wilcox and ICOS Corporation
     10.15         R&D Collaboration/License Agreement dated April 1, 1995 between Abbott Laboratories and ICOS
                   Corporation                                                                                             ****
     10.16         Collaboration Agreement dated December 11, 1995 between Gryphon Sciences and ICOS Corporation
     10.17         Amendment, entered into as of January 24, 1997, to Collaboration Agreement between Glaxo
                   Group Limited, Glaxo Wellcome Inc. (f/k/a/ Glaxo Inc.) and ICOS Corporation.                            ####
     10.18         Shareholders Agreement, entered into December 18, 1996, among ICOS Corporation, Suntory
                   Limited and Suncos Corporation.                                                                         ####
     10.19         PAF-AH License Agreement, dated February 6, 1997, between ICOS Corporation and Suncos
                   Corporation                                                                                             ####
     10.20         Development and Supply Agreement, dated February 6, 1997, among ICOS Corporation, Suntory
                   Limited and Suncos Corporation                                                                          ####
     10.21         ICOS Services Agreement, dated February 6, 1997, between ICOS Corporation and Suncos
                   Corporation                                                                                             ####
     10.22         ICOS License Agreement, dated February 6, 1997, between Suncos Corporation and ICOS
                   Corporation                                                                                             ####
     23.1          Consent of KPMG Peat Marwick LLP                                                                         45
     27.1          Financial Data Schedule                                                                                #####



                  SEE NEXT PAGE FOR EXPLANATORY NOTES

-----------------
  *      Filed as an exhibit to the Company's Registration Statement (Registration No. 333-3312) effective May 7, 1996 and incorporated herein by reference.
  U      Filed as an exhibit to the Company's Registration Rtatement (Registration No. 33-43540) effective December 4, 1991 and incorporated herein by reference.
  **     Filed as an exhibit to the Company's Registration Statement (Registration No. 333-08485) effective July 19, 1996 and incorporated herein by reference.
  ***    Filed as an exhibit to the Company's Registration Statement (Registration No. 33-40022) effective June 6, 1991 and incorporated herein by reference.
  #      Filed as an exhibit to the Company's Form 10-K Annual Report on March 29, 1993 and incorporated herein by reference.
  ##     Filed as an exhibit to the Company's Form 10-Q Quarterly Report on November 2, 1993 and incorporated herein by reference.
  ****   Filed as an exhibit to the Company's Form 10-Q Quarterly Report on May 12, 1995 and incorporated herein by reference.
  ###    Filed as an exhibit to the Company's Form 10-K Annual Report on March 29, 1996 and incorporated herein by reference.
  ####   Filed with this document.  Confidential portions of this exhibit were filed separately with the Securities and Exchange
         Commission pursuant to an Application for Confidential Treatment.
  #####  Filed with this document.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bothell, State of Washington, on the 28th day of March, 1997.

                           ICOS CORPORATION
                           (Registrant)




                           By: /S/ GEORGE B. RATHMANN
                               --------------------------
                               George B. Rathmann
                               Chairman of the Board of Directors,
                               Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  Signature                                   Title                                                Date
                  ---------                                   -----                                                ----

                                                             Chairman of the Board of Directors,
                  /S/ GEORGE B. RATHMANN                     Chief Executive Officer and President           March 28, 1997
-----------------------------------------------------------                                                  --------------
                    George B. Rathmann


                    /S/ GARY L. WILCOX                       Director and Executive Vice President,          March 28, 1997
-----------------------------------------------------------  Operations                                      --------------
                      Gary L. Wilcox


                 /S/ HOWARD S. MENDELSOHN                     Chief Accounting Officer                       March 28, 1997
-----------------------------------------------------------                                                  --------------
                   Howard S. Mendelsohn


                     /S/ FRANK T. CARY                        Director                                       March 28, 1997
-----------------------------------------------------------                                                  --------------
                       Frank T. Cary


                   /S/ JAMES L. FERGUSON                      Director                                       March 28, 1997
-----------------------------------------------------------                                                  --------------
                     James L. Ferguson


                 /S/ WILLIAM H. GATES, III                    Director                                       March 28, 1997
-----------------------------------------------------------                                                  --------------
                   William H. Gates, III


                   /S/ JANICE M. LECOCQ                       Director                                       March 28, 1997
-----------------------------------------------------------                                                  --------------
                     Janice M. LeCocq


                   /S/ DAVID V. MILLIGAN                      Director                                       March 28, 1997
-----------------------------------------------------------                                                  --------------
                     David V. Milligan


                   /S/ ROBERT W. PANGIA                       Director                                       March 28, 1997
-----------------------------------------------------------                                                  --------------
                     Robert W. Pangia


                /S/ ALEXANDER B. TROWBRIDGE                   Director                                       March 28, 1997
-----------------------------------------------------------                                                  --------------
                  Alexander B. Trowbridge


                   /S/ WALTER B. WRISTON                      Director                                       March 28, 1997
-----------------------------------------------------------                                                  --------------
                     Walter B. Wriston
