Form 10-Q
period 1997-03-31
ICOS CORP / DE
filed 1997-05-15
CIK 874294

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

(Mark One)
       /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarter Ended March 31, 1997

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
/X/Yes / /No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class                             Outstanding at April 30, 1997
           -----                             -----------------------------
Common Stock, $0.01 par value                           39,529,568

                                     ICOS CORPORATION

                                     TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

        Statements of Operations for the three months ended March 31, 1997 and 1996 and the period from September 21, 1989 (incorporation)
        through March 31, 1997...............................................1

        Balance Sheets as of March 31, 1997 and December 31,1996.............2

        Statements of Stockholders' Equity for the period from September 21,
        1989(incorporation) through March 31, 1997...........................3

        Statements of Cash Flows for the three months ended March 31, 1997 and 1996, and the period from September 21, 1989 (incorporation)
        through March 31, 1997...............................................5

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

        ITEM 2: Changes in Securities........................................*

        ITEM 3: Defaults Upon Senior Securities..............................*

        ITEM 4: Submission of Matters to a Vote of Security Holders..........*

        ITEM 5: Other Information............................................*

        ITEM 6: Exhibits and Reports on Form 8-K............................10

SIGNATURE...................................................................11

EXHIBITS....................................................................12

*No information provided due to inapplicability of item.

                                                                        ICOS CORPORATION
                                                                 (A Development Stage Company)
                                                                     STATEMENT OF OPERATIONS
                                                                           (unaudited)


                                                                        Period from
                                                                     September 21, 1989
                                              Three months ended       (incorporation)
                                                   March 31,          through March 31,
                                         --------------------------- ------------------
                                              1997         1996             1997
                                         ------------- ------------- ------------------
Revenue:

Collaborative research and
  development [Note 2]                   $  2,216,987  $    500,000   $  7,716,987
Research grants                                     -             -      1,451,409
                                         ------------- -------------  -------------
     Total revenue                          2,216,987       500,000      9,168,396

Operating expenses:

   Research and development [Note 2]        9,129,280     6,708,257    124,832,301
   General and administrative                 749,824       685,887     18,702,685
                                         ------------- -------------  -------------
     Total operating expenses               9,879,104     7,394,144    143,534,986
                                         ------------- -------------  -------------
     Operating loss                        (7,662,117)   (6,894,144)  (134,366,590)
                                         ------------- -------------  -------------
Other income (expense):

   Investment income                          526,462       223,617     17,814,939
   Interest expense                                 -             -       (887,899)
   Other, net                                  (5,757)          969       (112,102)
                                         ------------- -------------  -------------
                                              520,705       224,586     16,814,938
                                         ------------- -------------  -------------
     Net loss                            $ (7,141,412) $ (6,669,558) $(117,551,652)
                                         ============= =============  =============

Net loss per common share                $      (0.18) $      (0.21)
                                         ============= =============
Weighted average common shares
   outstanding                             39,444,079    32,264,787
                                         ============= =============

See accompanying notes to financial statements.
                                     Page  1

                                                                        ICOS CORPORATION
                                                                 (A Development Stage Company)
                                                                         BALANCE SHEETS



                                                         ASSETS
                                                                                    March 31,    December 31,
                                                                                      1997           1996
                                                                                 -------------   -------------
                                                                                   (unaudited)
Current assets:
  Cash and cash equivalents                                                       $  7,894,008  $  2,159,008
  Investment securities available for sale, at market value                         25,895,457    39,511,820
  Interest receivable                                                                   87,469       149,404
  Nontrade receivables                                                               1,788,328        92,969
  Prepaid expenses                                                                     654,344       599,752
                                                                                  ------------  ------------
    Total current assets                                                            36,319,606    42,512,953
Property and equipment, at cost:
  Land                                                                               2,309,979     2,309,979
  Leasehold improvements                                                            13,657,909    13,659,272
  Furniture and equipment                                                           13,990,751    13,631,566
                                                                                  ------------  ------------
                                                                                    29,958,639    29,600,817
  Less accumulated depreciation and amortization                                    15,078,366    13,997,511
                                                                                  ------------  ------------
                                                                                    14,880,273    15,603,306
                                                                                  ------------  ------------
  Construction in progress                                                              11,524        23,600
                                                                                  ------------  ------------
    Net property and equipment                                                      14,891,797    15,626,906
                                                                                  ------------  ------------
  Other assets                                                                          65,318        65,318
                                                                                  ------------  ------------
                                                                                  $ 51,276,721  $ 58,205,177
                                                                                  ============  ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                $  1,040,266  $  1,183,623
  Accrued payroll and benefits                                                         802,139       649,562
  Other accrued expenses                                                               986,283     1,104,711
                                                                                  ------------  ------------
    Total current liabilities                                                        2,828,688     2,937,896
                                                                                  ------------  ------------
Stockholders' equity:
  Preferred Stock, $.01 par value authorized 2,000,000 shares; none issued                   -             -
  Common Stock, $.01 par value authorized 100,000,000 shares; issued and outstanding, 39,485,249 at March 31, 1997 and 39,417,753 at
    December 31, 1996                                                                  394,852       394,177
  Additional paid-in capital                                                       165,617,436   165,273,054
  Net unrealized gain (loss) on investment securities available for sale               (12,603)       10,290
  Deficit accumulated during the development stage                                (117,551,652) (110,410,240)
                                                                                  ------------- -------------
    Total stockholders' equity                                                      48,448,033    55,267,281
                                                                                  ------------- -------------
                                                                                  $ 51,276,721  $ 58,205,177
                                                                                  ============= =============
See accompanying notes to financial statements.
                                     Page 2





                                                                        ICOS CORPORATION
                                                                 (A Development Stage Company)
                                                               STATEMENTS OF STOCKHOLDERS' EQUITY



                                                         Common  Additional   Restricted  Unrealized    Deficit       Total
                                                          Stock    paid-in      Common    gain(loss)  accumulated stockholders'
                                                                   capital       Stock        on       during the    equity
                                                                                          securities  development
                                                                                           available     stage
                                                                                           for sale
                                                        -------- ------------ ----------- ---------- ------------ -------------
Issuance of 5,515,000 shares of Common Stock at
  $.02 per share                                        $ 55,150 $     55,150 $        -  $      -  $          -  $   110,300
  Net loss for the period from inception through
   December 31, 1989                                           -            -          -         -      (359,952)    (359,952)
                                                        -------- ------------ ----------- --------- -------------  -----------
Balances at December 31, 1989                             55,150       55,150          -         -      (359,952)    (249,652)
  Issuance of 455,000 shares of Common Stock at
   $.02 per share                                          4,550        4,550          -         -             -        9,100
  Issuance of 10,752,222 shares of Common Stock at
   $3.00 per share, net of issuance costs of $2,513,166  107,522   29,635,979          -         -             -   29,743,501
  Issuance of 300,000 shares of Common Stock at $3.00
   per share in payment of note to stockholders            3,000      897,000          -         -             -      900,000
  Repurchase of 60,000 shares of Common Stock at $.02
   per share                                                (600)        (600)         -         -             -       (1,200)
  Net loss for the year ended December 31, 1990                -            -          -         -    (2,775,090)  (2,775,090)
                                                        -------- ------------ ----------- --------- -------------  -----------
Balances at December 31, 1990                            169,622   30,592,079          -         -    (3,135,042)  27,626,659
  Issuance of 4,500,000 shares of Common Stock at $8.00
   per share, net of issuance costs of $3,230,856         45,000   32,724,144          -         -             -   32,769,144
  Repurchase of 74,000 shares of Common Stock at $.02
   per share                                                (740)        (740)         -         -             -       (1,480)
  Issuance of 135,000 shares of Common Stock, of which
   75,000 shares are restricted, to Cold Spring Harbor
   Laboratories pursuant to a collaboration agreement,
   at fair market value of $18.50 per share                1,350    2,496,150 (1,387,500)        -             -    1,110,000
  Vesting of 3,750 shares of restricted Common Stock           -            -     69,375         -             -       69,375
  Issuance of 18,885 shares of Common Stock from
   exercise of options at $3.00 per share                    189       56,466          -         -             -       56,655
  Issuance of 86,772 shares of Common Stock from
   exercise of warrants at $3.00 per share                   868      259,448          -         -             -      260,316
  Compensation related to options granted                      -       12,599          -         -             -       12,599
  Net loss for the year ended December 31, 1991                -            -          -         -    (6,412,786)  (6,412,786)
                                                        -------- ------------ ----------- --------- -------------  -----------
Balances at December 31, 1991                            216,289   66,140,146 (1,318,125)        -    (9,547,828)  55,490,482
  Issuance of 3,000,000 shares of Common Stock at $9.00
   per share, net of issuance costs of $1,780,436         30,000   25,189,564          -         -             -   25,219,564
  Retirement of 299,561 shares of Common Stock at $8.00
   per share                                              (2,996)  (2,394,226)         -         -             -   (2,397,222)
  Vesting of 15,000 shares of restricted Common Stock          -            -    277,500         -             -      277,500
  Issuance of 800,012 shares of Common Stock from
   exercise of options at $3.00 per share                  8,000    2,392,035          -         -             -    2,400,035
  Issuance of 106,800 shares of Common Stock from
   exercise of warrants at $3.00 per share                 1,068      319,333          -         -             -      320,401
  Compensation related to options granted                      -       30,235          -         -             -       30,235
  Net loss for the year ended December 31, 1992                -            -          -         -    (8,312,128)  (8,312,128)
                                                        -------- ------------ ----------- --------- -------------  -----------
Balances at December 31, 1992                            252,361   91,677,087 (1,040,625)        -   (17,859,956)  73,028,867
                                     Page 3

  Repurchase of 12,500 shares of Common Stock at $.02
   per share                                                (125)        (215)         -         -             -         (340)
  Vesting of 15,000 shares of restricted Common Stock          -            -    277,500         -             -      277,500
  Issuance of 4,998 shares of Common Stock from
   exercise of options at prices ranging from $3.00 to
   $8.00 per share                                            50       17,765          -         -             -       17,815
  Issuance of 59,650 shares of Common Stock from the
   exercise of warrants at $3.00 per share                   596      178,354          -         -             -      178,950
  Issuance of 326,838 shares of Common Stock from
   exercise of warrants in exchange for Common Stock at
   prices ranging from $5.25 to $6.10 per share            3,269       (3,269)         -         -             -            -
  Compensation related to options granted                      -       30,235          -         -             -       30,235
  Net loss for the year ended December 31, 1993                -            -          -         -   (17,937,930) (17,937,930)
                                                        -------- ------------ ----------- --------- ------------- ------------
Balances at December 31, 1993                            256,151   91,899,957   (763,125)        -   (35,797,886)  55,595,097
  Issuance of 6,425,000 shares of Common Stock at $3.625
   per share, net of issuance costs of $500,072           64,250   22,726,303          -         -             -   22,790,553
  Vesting of 15,000 shares of restricted Common Stock          -            -    277,500         -             -      277,500
  Issuance of 12,998 shares of Common Stock from
   exercise of options at prices ranging from $3.00 to
   $8.00 per share                                           130       43,549          -         -             -       43,679
  Compensation related to options granted                      -       30,235          -         -             -       30,235
  Net unrealized loss on investment securities available
   for sale                                                    -            -          -  (968,920)            -     (968,920)
  Net loss for the year ended December 31, 1994                -            -          -         -   (22,748,200) (22,748,200)
                                                        -------- ------------ ----------- --------- ------------- ------------
Balances at December 31, 1994                            320,531  114,700,044   (485,625) (968,920)  (58,546,086)  55,019,944
  Issuance costs related to sale of Common Stock in 1994       -      (56,567)         -         -             -      (56,567)
  Vesting of 15,000 shares of restricted Common Stock          -            -    277,500         -             -      277,500
  Issuance of 166,019 shares of Common Stock from the
   exercise of options at prices ranging from $4.00 to
   $7.625 per share                                        1,660      504,145          -         -             -      508,805
  Issuance of 5,250 shares of Common Stock from exercise
   of warrants at $3.00 per share                             53       15,480          -         -             -       15,533
  Issuance of 9,225 shares of Common Stock from
   exercise of warrants in exchange for Common Stock at
   prices ranging from $4.95 to $5.13 per share               92          (92)         -         -             -            -
  Net unrealized gain on investment securities available
   for sale                                                    -            -          -   898,733             -      898,733
  Net loss for the year ended December 31, 1995                -            -          -         -   (23,368,590) (23,368,590)
                                                        -------- ------------ ----------- --------- ------------- ------------
Balances at December 31, 1995                            322,336  115,163,010   (208,125)  (70,187)  (81,914,676)  33,292,358
  Issuance of 6,900,000 shares of Common Stock at
   $7.625 per share, net of issuance costs of
   $3,506,485                                             69,000   49,037,015          -         -             -   49,106,015
  Vesting of 11,500 shares of restricted Common Stock          -            -    208,125         -             -      208,125
  Issuance of 284,145 shares of Common Stock from
   exercise of options at prices ranging from $3.00 to
   $8.00 per share                                         2,841    1,073,029          -         -             -    1,075,870
  Net unrealized gain on investment securities available
   for sale                                                    -            -          -    80,477             -       80,477
  Net loss for the year ended December 31, 1996                -            -          -         -   (28,495,564) (28,495,564)
                                                        -------- ------------ ----------- --------- ------------- ------------
Balances at December 31, 1996                            394,177  165,273,054          -    10,290  (110,410,240)  55,267,281
  Issuance of 67,496 shares of Common Stock from
   exercise of options at prices ranging from $3.00 to
   $8.609 per share                                          675      344,382          -         -             -      345,057
  Net unrealized loss on investment securities available
   for sale                                                    -            -          -   (22,893)            -      (22,893)
  Net loss for the three months ended March 31, 1997           -            -          -         -    (7,141,412)  (7,141,412)
                                                        -------- ------------ ---------- ---------- ------------- ------------
Balances at March 31, 1997                              $394,852 $165,617,436 $        - $ (12,603)$(117,551,652) $48,448,033
                                                        ======== ============ ========== ========== ============= ===========

See accompanying notes to financial statements.
                                     Page 4


                                                                        ICOS CORPORATION
                                                                 (A Development Stage Company)
                                                                    STATEMENTS OF CASH FLOWS
                                                                            (unaudited)
                                                                                                    Period from
                                                                                                    September 21,
                                                                                                        1989
                                                                                                   (incorporation)
                                                                          Three Months Ended           through
                                                                               March 31,              March 31,
                                                                      --------------------------
                                                                          1997         1996             1997
                                                                      ------------ -------------    -------------


Cash flows from operating activities:
  Net loss                                                           $ (7,141,412) $  (6,669,558)   $(117,551,652)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                       1,080,855        780,604       15,078,366
    Amortization of deferred rent                                               -              -         (475,000)
    Amortization of investment premiums/discounts                         268,349         29,759          951,045
    Gain on sale of investment securities                                  (2,190)             -       (1,375,096)
    Amortization of restricted stock                                            -         69,375        1,387,500
    Compensation related to stock options granted                               -              -          103,304
    Common Stock issued in payment of research and development costs            -              -        1,110,000
    Change in operating assets and liabilities:
      Deferred research and development revenue                                 -       (500,000)               -
      Interest receivable                                                  61,935       (149,554)         (87,469)
      Nontrade receivables                                             (1,695,359)       (25,610)      (1,788,328)
      Prepaid expenses                                                    (54,592)        91,652         (654,344)
      Other assets                                                              -           (125)               -
      Accounts payable                                                   (143,357)      (994,466)       1,040,266
      Accrued payroll, benefits and other expenses                         34,149       (112,313)       1,788,422
                                                                      ------------ --------------    -------------
        Net cash used in operating activities                          (7,591,622)    (7,480,236)    (100,472,986)
                                                                      ------------ --------------    -------------
Cash flows from investing activities:
  Purchases of investment securities                                   (9,930,546)    (1,986,875)    (420,600,136)
  Maturities of investment securities                                  11,700,000      5,000,000      104,607,775
  Sales of investment securities                                       11,557,857      1,977,041      290,508,353
  Acquisitions of property and equipment                                 (345,746)    (1,343,175)     (26,380,962)
  Increase in other assets                                                      -              -          (65,318)
                                                                      ------------ --------------    -------------
        Net cash provided by (used in) investing activities            12,981,565      3,646,991      (51,930,288)
                                                                      ------------ --------------    -------------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock                                        -              -      159,691,609
  Proceeds from exercise of options and warrants                          345,057        303,464        2,822,984
  Principal payments on obligations under capital lease                         -        (44,633)      (3,589,201)
  Proceeds from note payable to stockholders                                    -              -          900,000
  Deferred rent payment received                                                -              -          475,000
  Common Stock retired                                                          -              -           (3,110)
                                                                      ------------ --------------    -------------
        Net cash provided by financing activities                         345,057        258,831      160,297,282
                                                                      ------------ --------------    -------------
        Net (decrease) increase in cash and cash equivalents            5,735,000     (3,574,414)       7,894,008
Cash and cash equivalents at beginning of period                        2,159,008      4,256,366                -
                                                                      ------------ --------------    -------------
Cash and cash equivalents at end of period                            $ 7,894,008   $    681,952     $  7,894,008
                                                                      ============ ==============    =============


Supplemental disclosure of cash flow information:
  Cash paid for interest                                              $         -   $        364     $    959,466
Supplemental disclosure of noncash financing and investing
  activities:
    Assets acquired under capital lease obligations                             -              -        3,589,201
    Exercise of stock options funded by retirement of previously
      issued Common Stock                                                       -              -        2,397,132
    Common Stock issued in payment of note payable to stockholders              -              -          900,000
                                                                      ============ ==============    =============

See accompanying notes to financial statements.
                                     Page 5

                                    ICOS CORPORATION
                             (A Development Stage Company)

                             NOTES TO FINANCIAL STATEMENTS

                  March 31, 1997 (unaudited) and December 31, 1996

1.  Summary of Significant Accounting Policies
    ------------------------------------------

    Basis of Presentation

     The information contained herein has been prepared in accordance with instructions for Form 10-Q. In the opinion of management of ICOS Corporation (the "Company"), the information reflects all adjustments necessary to make the results of operations for the interim period a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K.

2.  Research and Development Arrangements
    -------------------------------------

     The Company owns a 50% interest in Suncos, Inc., a corporation formed for the development and commercialization of rPAF-AH. Pursuant to the terms of agreements entered into with Suncos, the Company conducts certain research and development activities on behalf of Suncos and is paid for such services at a negotiated rate. For the quarter ended March 31, 1997, the Company recognized revenue of $1,716,987 related to these agreements.

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

     Financial results for the first quarter of 1997 reflect planned increases in operating expenses necessary for advancing multiple product candidates through the therapeutic development process. Development activities include product development, process development and the establishment and management of clinical trials. The Company expects to invest in additional clinical, regulatory, process development and product development efforts over the remainder of the year and in future periods.

     The Company has a deficit accumulated during the development stage from September 21, 1989 (incorporation) through March 31, 1997 of $117,551,652. The Company's results of operations may vary significantly from quarter to quarter and will depend, among other factors, on the timing of certain expenses, payments received from certain collaborations, joint ventures and other business relationships, as well as the progress of the Company's own research and development efforts. The Company expects increased expenditures over the next several quarters as it continues to expand the size and number of clinical trials of its product candidates, continues to expand preclinical research and development activities in support of additional potential products, and initiates clinical trials of those product candidates deemed most promising.

     When used in this discussion, the words "believes," "intends," "anticipates," "plans to" and "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties such as those associated with preclinical and clinical testing, governmental regulation, third party reimbursement and manufacturing, all of which could cause actual results to differ materially from those projected. These and other factors which could affect the Company's financial results are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which is filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Revenue

     Revenue for the quarter ended March 31, 1997 totaled $2.2 million and consisted of $500,000 of cost reimbursed under the Company's research and development agreement with Abbott Laboratories and $1.7 million of cost reimbursed from Suncos Corporation, the Company's 50% owned joint venture with Suntory Limited of Japan. Revenue for the first quarter ended March 31, 1996 was $500,000 and consisted entirely of payments received under the Company's agreement with Abbott Laboratories.

Operating Expenses

     Total operating expenses for the quarter ended March 31, 1997 increased 34% to $9,879,104 from $7,394,144 for the quarter ended March 31, 1996. Research and development expenses for the first quarter of 1997 increased 36% to $9,129,280 from $6,708,257 for the first quarter of 1996. This increase was due to the activities relating to the increased number of clinical trials of Hu23F2G and rPAF-AH, the commencement of clinical trials of ICM3, and the expansion of other product development efforts. General and administrative expenses for the first quarter of 1997 increased 9% to $749,824 from $685,887 for the same period in 1996 due primarily to increased personnel costs and other business expenses.


Other Income and Expense

     Other income primarily represents investment income earned on the Company's investment securities. Investment income increased 135% to $526,462 for the first quarter of 1997 from $223,617 for the first quarter of 1996 due primarily to higher average cash and investment balances in the first quarter of 1997 compared to the first quarter of 1996.

Net Loss

     The net loss for the quarter ended March 31, 1997 increased 7% to $7,141,412 from $6,669,558 for the quarter ended March 31, 1996 due primarily to the planned increases in research and development expenses, as previously noted.

Liquidity and Capital Resources

     The Company has financed its operations since inception through private and public sales of Common Stock, investment income, revenue from research collaborations and grants, and a capital lease. Through March 31, 1997, the Company has raised $107,094,723 in net proceeds from three public offerings of Common Stock, $30,762,901 in net proceeds from private sales of Common Stock, $22,733,986 in net proceeds from a Rights Offering of Common Stock to existing stockholders, and $5,220,116 from the exercise of stock options and warrants. Through March 31, 1997, the Company has earned $17,814,939 in investment income and $9,168,396 in research-related revenue.

     At March 31, 1997, the Company had $33,876,934 in cash and cash equivalents, investment securities, and interest receivable. Through
March 31, 1997, the Company has invested a total of $27,660,184 in production, laboratory and administrative facilities, laboratory and computer equipment, furniture, and leasehold improvements. In addition, the Company has invested $2,309,979 in land for future facilities expansion. The Company anticipates that its operating expenses will continue to increase in 1997 and subsequent years as it adds the personnel and facilities associated with advancing several potential product candidates through development and clinical trials. Foreseeable incremental costs may include, but are not limited to, those associated with the Company's own product development, preclinical studies and clinical trials, patent filings and administrative activities. In addition, the Company may incur costs under its joint venture agreement with Suntory Limited of Japan ("Suntory") related to its obligations to develop rPAF-AH. Under provisions of the development agreement with Suncos Corporation, the entity formed in connection with the joint venture with Suntory, the Company will be reimbursed for certain of these costs, however, there can be no assurance that all such costs will be reimbursed.

     The Company has been successful in negotiating collaborations and joint development agreements with other parties where the work and strategies of the other parties complements those of the Company. In some instances, these relationships may involve commitments by the Company to fund some or all of certain development programs. Although corporate collaborations and joint ventures have provided cost reimbursement revenue to the Company in the past, there can be no assurance that similar sources of funds will be available to the Company in the future. The Company intends to expand and hire the additional personnel as necessary to continue development of its current portfolio of product candidates in clinical trials, as well as continuing discovery and preclinical research to identify additional potential drug candidates. The Company anticipates that expansion of these activities will increase operating expenses in future quarters. Further, incremental expenditures will be required for additional laboratory, production and office facilities to accommodate activities and the personnel associated with this increased development activity. All of these activities will require substantial financial resources. Additional capital resources will be required to fund the Company's operations through commercialization of its first product. As such, the Company will need to raise substantial additional funds for its programs. There can be no assurance that the Company will be able to obtain additional resources on acceptable terms or in time to fund any necessary or desirable expenditures.
The Company is currently evaluating several financing alternatives, some of which may involve the sale of additional stock, commencement of additional corporate partnerships and other methods of raising operating capital from public, private and corporate sources. The Company anticipates completion of one or more of these financing events in 1997. Among the financing alternatives being pursued by the Company is the proposed offering to private investors by the Company's affiliate, ICOS Clinical Partners, L.P. (the "Partnership"), of up to $100 million of interests in the Partnership and the issuance by the Company in connection therewith of warrants to purchase up to 17.5 million shares of Common Stock. The purpose of the offering is to provide funding for the continued development, clinical testing and commercialization of certain therapeutic products currently under development by the Company.

     The amounts and timing of operating expenditures will depend on the progress of ongoing research and development of the Company's potential products as well as the activities of corporate collaborators and joint venture partners related to the collaborative research and development activities, the Food and Drug Administration ("FDA") regulatory process and other factors, many of which are beyond the Company's control.

New Accounting Standard

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement 128). This statement establishes standards for the computation, presentation, and disclosure of earnings per share (EPS), replacing the presentation of currently required Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like the current Fully Diluted EPS, reflects the potential dilution that could occur from the exercise or conversion of securities into Common Stock or from other contracts to issue Common Stock. Statement 128 is effective for financial statements for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

PART II. OTHER INFORMATION

        ITEM 6. Exhibits and Reports on Form 8-K

            (a) See exhibits index
            (b) No reports on Form 8-K were filed during the first quarter ended March 31, 1997.

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
                                          ICOS CORPORATION


Date: May 14, 1997                          By:/S/ GEORGE B. RATHMANN
      ----------------                         ----------------------
                                               George B. Rathmann
                                               Chairman of the Board of
                                               Directors, Chief Executive
                                               Officer and President

Date: May 14, 1997                          By:/S/ HOWARD S. MENDELSOHN
      ----------------                         ------------------------
                                               Howard S. Mendelsohn
                                               Chief Accounting Officer