Form 10-Q
period 1997-06-30
ICOS CORP / DE
filed 1997-08-14
CIK 874294

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

(Mark One)
       /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarter Ended June 30, 1997

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


                                      (425)485-1900
                    (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
/X/Yes / /No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class                             Outstanding at August 13, 1997
           -----                             ------------------------------
Common Stock, $0.01 par value                           39,557,399

                                     ICOS CORPORATION

                                     TABLE OF CONTENTS



PART I. Financial Information

        ITEM 1. FINANCIAL STATEMENTS

        Statements of Operations for the three months ended June 30, 1997 and 1996, the six months ended June 30, 1997 and 1996 and the period from September 21, 1989 (incorporation) through June 30, 1997........1

        Balance Sheets as of June 30, 1997 and December 31,1996..............2

        Statements of Stockholders' Equity for the period from September 21,
        1989 (incorporation) through June 30, 1997...........................3

        Statements of Cash Flows for the six months ended June 30, 1997 and 1996, and the period from September 21, 1989 (incorporation)
        through June 30, 1997................................................5

        Notes to Financial Statements........................................6

        ITEM 2.

        Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................8

PART II.  OTHER INFORMATION
        ITEM 1: Legal Proceedings............................................*

        ITEM 2: Changes in Securities........................................*

        ITEM 3: Defaults Upon Senior Securities..............................*

        ITEM 4: Submission of Matters to a Vote of Security Holders.........14

        ITEM 5: Other Information............................................*

        ITEM 6: Exhibits and Reports on Form 8-K............................15

SIGNATURE...................................................................16

EXHIBITS....................................................................17

*No information provided due to inapplicability of item.

                                                                        ICOS CORPORATION
                                                                 (A Development Stage Company)
                                                                     STATEMENTS OF OPERATIONS
                                                                           (unaudited)

ITEM 1.

                                                                                                   Period from
                                                                                                September 21, 1989
                                              Three months ended          Six months ended       (incorporation)
                                                   June 30,                   June 30,           through June 30,
                                         --------------------------- -------------------------- ------------------
                                              1997         1996          1997          1996            1997
                                         ------------- ------------- ------------ ------------- ------------------
Revenue:

Collaborative research & development     $  6,842,984  $    500,000  $ 9,059,971  $  1,000,000  $  14,559,971
License of technology                       8,500,000             -    8,500,000             -      8,500,000
Research grants                                     -             -            -             -      1,451,409
                                         ------------- ------------- ------------ ------------- --------------
     Total revenue                         15,342,984       500,000   17,559,971     1,000,000     24,511,380

Operating expenses:

   Research and development                 9,842,142     7,091,661   18,971,422    13,799,918    134,674,443
   General and administrative                 548,126       675,251    1,297,950     1,361,138     19,250,811
                                         ------------- ------------- ------------ ------------- --------------
     Total operating expenses              10,390,268     7,766,912   20,269,372    15,161,056    153,925,254
                                         ------------- ------------- ------------ ------------- --------------
     Operating income (loss)                4,952,716    (7,266,912)  (2,709,401)  (14,161,056)  (129,413,874)
                                         ------------- ------------- ------------ ------------- --------------
Other income (expense):

   Investment income                          473,292       475,142      999,754       698,759     18,288,231
   Interest expense                                 -             -            -             -       (887,899)
   Other, net                                  (2,051)          245       (7,808)        1,214       (114,153)
                                         ------------- ------------- ------------ ------------- --------------
                                              471,241       475,387      991,946       699,973     17,286,179
                                         ------------- ------------- ------------ ------------- --------------
     Net income (loss)                   $  5,423,957 $  (6,791,525) $(1,717,455) $(13,461,083) $(112,127,695)
                                         ============= ============= ============ ============= ==============

Net income (loss) per common share       $       0.13 $       (0.19) $      (.04)        (0.39)
                                         ============= ============= ============ =============
Weighted average common and common
   equivalent shares outstanding           40,421,847    36,208,083   39,488,209    34,236,986
                                         ============= ============= ============ =============

See accompanying notes to financial statements.

                                                                        ICOS CORPORATION
                                                                 (A Development Stage Company)
                                                                         BALANCE SHEETS



                                                         ASSETS
                                                                                    June 30,      December 31,
                                                                                      1997           1996
                                                                                 -------------   -------------
                                                                                   (unaudited)
Current assets:
  Cash and cash equivalents                                                       $  3,271,934  $  2,159,008
  Investment securities available for sale, at market value                         28,678,381    39,511,820
  Interest receivable                                                                  383,586       149,404
  Receivables under collaborative arrangements                                       6,240,047             -
  Other receivables                                                                    138,465        92,969
  Prepaid expenses                                                                     519,235       599,752
                                                                                  ------------  ------------
    Total current assets                                                            39,231,648    42,512,953
Property and equipment, at cost:
  Land                                                                               2,309,979     2,309,979
  Leasehold improvements                                                            13,657,909    13,659,272
  Furniture and equipment                                                           14,285,404    13,631,566
                                                                                  ------------  ------------
                                                                                    30,253,292    29,600,817
  Less accumulated depreciation and amortization                                    15,914,384    13,997,511
                                                                                  ------------  ------------
                                                                                    14,338,908    15,603,306
                                                                                  ------------  ------------
  Construction in progress                                                             141,057        23,600
                                                                                  ------------  ------------
    Net property and equipment                                                      14,479,965    15,626,906
                                                                                  ------------  ------------
  Loan receivable from related party                                                 5,512,750             -
  Other assets                                                                         258,607        65,318
                                                                                  ------------  ------------
                                                                                     5,771,357        65,318
                                                                                  ------------  ------------
                                                                                  $ 59,482,970  $ 58,205,177
                                                                                  ============  ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                $  1,633,019  $  1,183,623
  Accrued payroll and benefits                                                         824,968       649,562
  Other accrued expenses                                                               754,953     1,104,711
                                                                                  ------------  ------------
    Total current liabilities                                                        3,212,940     2,937,896
                                                                                  ------------  ------------
Stockholders' equity:
  Preferred Stock, $.01 par value. Authorized 2,000,000 shares; none issued                  -             -
  Common Stock, $.01 par value.  Authorized 100,000,000 shares; issued and outstanding, 39,554,734 at June 30, 1997 and 39,417,753 at
    December 31, 1996                                                                  395,547       394,177
  Additional paid-in capital                                                       167,998,935   165,273,054
  Net unrealized gain on investment securities available for sale                        3,243        10,290
  Deficit accumulated during the development stage                                (112,127,695) (110,410,240)
                                                                                  ------------- -------------
    Total stockholders' equity                                                      56,270,030    55,267,281
                                                                                  ------------- -------------
                                                                                  $ 59,482,970  $ 58,205,177
                                                                                  ============= =============
See accompanying notes to financial statements.
                                     Page 2





                                                                        ICOS CORPORATION
                                                                 (A Development Stage Company)
                                                               STATEMENTS OF STOCKHOLDERS' EQUITY



                                                         Common  Additional   Restricted  Unrealized    Deficit       Total
                                                          Stock    paid-in      Common    gain(loss)  accumulated stockholders'
                                                                   capital       Stock        on       during the    equity
                                                                                          securities  development
                                                                                           available     stage
                                                                                           for sale
                                                        -------- ------------ ----------- ---------- ------------ -------------
Issuance of 5,515,000 shares of Common Stock at
  $.02 per share                                        $ 55,150 $     55,150 $        -  $      -  $          -  $   110,300
  Net loss for the period from inception through
   December 31, 1989                                           -            -          -         -      (359,952)    (359,952)
                                                        -------- ------------ ----------- --------- -------------  -----------
Balances at December 31, 1989                             55,150       55,150          -         -      (359,952)    (249,652)
  Issuance of 455,000 shares of Common Stock at
   $.02 per share                                          4,550        4,550          -         -             -        9,100
  Issuance of 10,752,222 shares of Common Stock at
   $3.00 per share, net of issuance costs of $2,513,166  107,522   29,635,979          -         -             -   29,743,501
  Issuance of 300,000 shares of Common Stock at $3.00
   per share in payment of note to stockholders            3,000      897,000          -         -             -      900,000
  Repurchase 60,000 shares of Common Stock at $.02
   per share                                                (600)        (600)         -         -             -       (1,200)
  Net loss for the year ended December 31, 1990                -            -          -         -    (2,775,090)  (2,775,090)
                                                        -------- ------------ ----------- --------- -------------  -----------
Balances at December 31, 1990                            169,622   30,592,079          -         -    (3,135,042)  27,626,659
  Issuance of 4,500,000 shares of Common Stock at $8.00
   per share, net of issuance costs of $3,230,856         45,000   32,724,144          -         -             -   32,769,144
  Repurchase 74,000 shares of Common Stock at $.02 per
   share                                                    (740)        (740)         -         -             -       (1,480)
  Issuance of 135,000 shares of Common Stock, of which
   75,000 shares are restricted, to Cold Spring Harbor
   Laboratories pursuant to a collaboration agreement, at
   fair market value of $18.50 per share                   1,350    2,496,150 (1,387,500)        -             -    1,110,000
  Vesting of 3,750 shares of restricted Common Stock           -            -     69,375         -             -       69,375
  Issuance of 18,885 shares of Common Stock from the
   exercise of options at $3.00 per share                    189       56,466          -         -             -       56,655
  Issuance of 86,772 shares of Common Stock from the
   exercise of warrants at $3.00 per share                   868      259,448          -         -             -      260,316
  Compensation related to options granted                      -       12,599          -         -             -       12,599
  Net loss for the year ended December 31, 1991                -            -          -         -    (6,412,786)  (6,412,786)
                                                        -------- ------------ ----------- --------- -------------  -----------
Balances at December 31, 1991                            216,289   66,140,146 (1,318,125)        -    (9,547,828)  55,490,482
  Issuance of 3,000,000 shares of Common Stock at $9.00
   per share, net of issuance costs of $1,780,436         30,000   25,189,564          -         -             -   25,219,564
  Retirement of 299,561 shares of Common Stock at $8.00
   per share                                              (2,996)  (2,394,226)         -         -             -   (2,397,222)
  Vesting of 15,000 shares of restricted Common Stock          -            -    277,500         -             -      277,500
  Issuance of 800,012 shares of Common Stock from the
   exercise of options at $3.00 per share                  8,000    2,392,035          -         -             -    2,400,035
  Issuance of 106,800 shares of Common Stock from the
   exercise of warrants at $3.00 per share                 1,068      319,333          -         -             -      320,401
  Compensation related to options granted                      -       30,235          -         -             -       30,235
  Net loss for the year ended December 31, 1992                -            -          -         -    (8,312,128)  (8,312,128)
                                                        -------- ------------ ----------- --------- -------------  -----------
Balances at December 31, 1992                            252,361   91,677,087 (1,040,625)        -   (17,859,956)  73,028,867
                                     Page 3

  Repurchase of 12,500 shares of Common Stock at $.02
   per share                                                (125)        (215)         -         -             -         (340)
  Vesting of 15,000 shares of restricted Common Stock          -            -    277,500         -             -      277,500
  Issuance of 4,998 shares of Common Stock from the
   exercise of options at prices ranging from $3.00 to
   $8.00 per share                                            50       17,765          -         -             -       17,815
  Issuance of 59,650 shares of Common Stock from the
   exercise of warrants at $3.00 per share                   596      178,354          -         -             -      178,950
  Issuance of 326,838 shares of Common Stock from the
   exercise of warrants in exchange for Common Stock at
   prices ranging from $5.25 to $6.10 per share            3,269       (3,269)         -         -             -            -
  Compensation related to options granted                      -       30,235          -         -             -       30,235
  Net loss for the year ended December 31, 1993                -            -          -         -   (17,937,930) (17,937,930)
                                                        -------- ------------ ----------- --------- ------------- ------------
Balances at December 31, 1993                            256,151   91,899,957   (763,125)        -   (35,797,886)  55,595,097
  Issuance of 6,425,000 shares of Common Stock at $3.625
   per share, net of issuance costs of $500,072           64,250   22,726,303          -         -             -   22,790,553
  Vesting of 15,000 shares of restricted Common Stock          -            -    277,500         -             -      277,500
  Issuance of 12,998 shares of Common Stock from the
   exercise of options at prices ranging from $3.00 to
   $8.00 per share                                           130       43,549          -         -             -       43,679
  Compensation related to options granted                      -       30,235          -         -             -       30,235
  Net unrealized loss on investment securities available
   for sale                                                    -            -          -  (968,920)            -     (968,920)
  Net loss for the year ended December 31, 1994                -            -          -         -   (22,748,200) (22,748,200)
                                                        -------- ------------ ----------- --------- ------------- ------------
Balances at December 31, 1994                            320,531  114,700,044   (485,625) (968,920)  (58,546,086)  55,019,944
  Issuance costs related to sale of Common Stock in 1994       -      (56,567)         -         -             -      (56,567)
  Vesting of 15,000 shares of restricted Common Stock          -            -    277,500         -             -      277,500
  Issuance of 166,019 shares of Common Stock from the
   exercise of options at prices ranging from $4.00 to
   $7.625 per share                                        1,660      504,145          -         -             -      508,805
  Issuance of 5,250 shares of Common Stock from exercise
   of warrants at $3.00 per share                             53       15,480          -         -             -       15,533
  Issuance of 9,225 shares of Common Stock from the
   exercise of warrants in exchange for Common Stock at
   prices ranging from $4.95 to $5.13 per share               92          (92)         -         -             -            -
  Net unrealized gain on investment securities available
   for sale                                                    -            -          -   898,733             -      898,733
  Net loss for the year ended December 31, 1995                -            -          -         -   (23,368,590) (23,368,590)
                                                        -------- ------------ ----------- --------- ------------- ------------
Balances at December 31, 1995                            322,336  115,163,010   (208,125)  (70,187)  (81,914,676)  33,292,358
  Issuance of 6,900,000 shares of Common Stock at
   $7.625 per share, net of issuance costs of
   $3,539,667                                             69,000   49,003,833          -         -             -   49,072,833
  Vesting of 11,500 shares of restricted Common Stock          -            -    208,125         -             -      208,125
  Issuance of 284,145 shares of Common Stock from the
   exercise of options at prices ranging from $3.00 to
   $8.00 per share                                         2,841    1,073,029          -         -             -    1,075,870
  Net unrealized gain on investment securities available
   for sale                                                    -            -          -    80,477             -       80,477
  Net loss for the year ended December 31, 1996                -            -          -         -   (28,495,564) (28,495,564)
                                                        -------- ------------ ----------- --------- ------------- ------------
Balances at December 31, 1996                            394,176  165,273,055          -    10,290  (110,410,240)  55,267,281
  Issuance of 136,981 shares of Common Stock from the
   exercise of options at prices ranging from $3.00 to
   $8.609 per share                                        1,370      463,713          -         -             -      465,083
  Issuance of warrants                                         -    2,262,168          -         -             -    2,262,168
  Net unrealized loss on investment securities available
   for sale                                                    -            -          -    (7,047)            -       (7,047)
  Net loss for the three months ended June 30, 1997            -            -          -         -    (1,717,455)  (1,717,455)
                                                        -------- ------------ ---------- ---------- ------------- ------------
Balances at June 30, 1997                               $395,546 $167,998,936 $        - $   3,243 $(112,127,695) $56,270,030
                                                        ======== ============ ========== ========== ============= ===========

See accompanying notes to financial statements.
                                     Page 4


                                                                        ICOS CORPORATION
                                                                 (A Development Stage Company)
                                                                    STATEMENTS OF CASH FLOWS
                                                                          (unaudited)
                                                                                                    Period from
                                                                                                    September 21,
                                                                                                        1989
                                                                                                   (incorporation)
                                                                          Six Months Ended             through
                                                                               June 30,                June 30,
                                                                      --------------------------
                                                                          1997         1996              1997
                                                                      ------------ -------------    -------------


Cash flows from operating activities:
  Net loss                                                           $ (1,717,455) $ (13,461,083)   $(112,127,695)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                       1,916,873      1,593,353       15,914,384
    Amortization of deferred rent                                               -              -         (475,000)
    Amortization of investment premiums/discounts                         349,870         48,856        1,032,566
    (Gain) loss on sale of investment securities                           (2,190)        19,359       (1,375,096)
    Amortization of restricted stock                                            -        138,750        1,387,500
    Compensation related to stock options granted                               -              -          103,304
    Common Stock issued in payment of research and development costs            -              -        1,110,000
    Change in operating assets and liabilities:
      Deferred research and development revenue                                 -       (500,000)               -
      Interest receivable                                                (234,182)      (250,305)        (383,586)
      Nontrade receivables                                                (45,496)       (12,954)        (138,465)
      Receivables under collaborative arrangements                     (5,477,879)             -       (5,477,879)
      Prepaid expenses                                                     80,517        168,206         (519,235)
      Accounts payable                                                    449,396     (1,289,616)       1,633,019
      Accrued payroll, benefits and other accrued expenses               (174,352)       (65,620)       1,579,921
                                                                      ------------ --------------    -------------
        Net cash used in operating activities                          (4,854,898)   (13,611,054)     (97,736,262)
                                                                      ------------ --------------    -------------
Cash flows from investing activities:
  Purchases of investment securities                                  (26,157,595)    (1,986,875)    (436,827,185)
  Maturities of investment securities                                  18,311,520      5,000,000      111,219,295
  Sales of investment securities                                       18,324,787      4,967,351      297,275,283
  Acquisitions of property and equipment                                 (769,932)    (2,452,759)     (26,805,148)
  Loan receivable from related party                                   (5,512,750)             -       (5,512,750)
  (Increase) decrease in other assets                                    (193,289)       113,647         (258,607)
                                                                      ------------ --------------    -------------
        Net cash provided by (used in) investing activities             4,002,741      5,641,364      (60,909,112)
                                                                      ------------ --------------    -------------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock                                        -     49,229,532      159,691,609
  Proceeds from exercise of options and warrants                          465,083        414,049        2,943,010
  Issuance of warrants                                                  1,500,000              -        1,500,000
  Principal payments on obligations under capital lease                         -        (44,633)      (3,589,201)
  Proceeds from note payable to stockholders                                    -              -          900,000
  Deferred rent payment received                                                -              -          475,000
  Common Stock retired                                                          -              -           (3,110)
                                                                      ------------ --------------    -------------
        Net cash provided by financing activities                       1,965,083     49,598,948      161,917,308
                                                                      ------------ --------------    -------------
        Net increase in cash and cash equivalents                       1,112,926     41,629,258        3,271,934
Cash and cash equivalents at beginning of period                        2,159,008      4,256,366                -
                                                                      ------------ --------------    -------------
Cash and cash equivalents at end of period                            $ 3,271,934   $ 45,885,624     $  3,271,934
                                                                      ============ ==============    =============


Supplemental disclosure of cash flow information:
  Cash paid for interest                                              $         -   $        364     $    959,466
Supplemental disclosure of noncash financing and investing
  activities:
    Assets acquired under capital lease obligations                             -              -        3,589,201
    Exercise of stock options funded by retirement of previously
      issued Common Stock                                                       -              -        2,397,132
    Receivable for issuance of warrants                                   762,168              -           762,168
    Common Stock issued in payment of note payable to stockholders              -              -          900,000
                                                                      ============ ==============    =============

See accompanying notes to financial statements.
                                     Page 5

                                    ICOS CORPORATION
                             (A Development Stage Company)

                             NOTES TO FINANCIAL STATEMENTS

                  June 30, 1997 (unaudited) and December 31, 1996

1.  Summary of Significant Accounting Policies
    ------------------------------------------

    Basis of Presentation

     The information contained herein has been prepared in accordance with instructions for Form 10-Q. In the opinion of management of ICOS Corporation ("ICOS" or the "Company"), the information reflects all adjustments necessary to make the results of operations for the interim period a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.
For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K.

    Net Income (Loss) Per Common Share

	Net income (loss) per weighted average common share is calculated based on the weighted average of outstanding common shares and dilutive common share equivalents. Common share equivalents include unexercised stock options.


2.  Research and Development Arrangements
    -------------------------------------

     Suncos

     The Company owns a 50% interest in Suncos Corporation, a corporation formed for the development and commercialization of rPAF-AH. Pursuant to the terms of agreements entered into with Suncos, the Company conducts certain research and development activities on behalf of Suncos and is paid for such services at a negotiated rate. For the three months and six months ended June 30, 1997, the Company recognized research and development revenue of $3,111,881 and $4,828,868 respectively.

     ICOS Clinical Partners, L.P.

     On June 5, 1997, ICOS Clinical Partners, L.P. (the "Partnership"), an affiliate of the Company, closed an initial sale of interests to private investors. The purpose of the offering is to provide funding to the Company for the continued development, clinical testing and commercialization of certain therapeutic products currently under development by the Company.

     The initial sale resulted in net proceeds to the Partnership of approximately $58 million, with approximately $14 million payable to the Partnership on closing and the balance paid in installments over a three-year period. In connection with the closing, the Company issued warrants to purchase an aggregate of 5,539,800 shares o the Company's Common Stock. The warrants are exercisable from October 1998 until May 31, 2002, at an exercise price of $9.13 per share. In addition, the Company will issue in June 1999, subject to certain requirements, warrants to purchase an aggregate of 5,539,800 shares of the Company's Common Stock. Such additional warrants, if issued, will be exercisable over a five-year period commencing in July 1999 at an exercise price to be determined at the time of issuance of such warrants, which is expected to reflect a 25% premium over the then-prevailing market price for the Company's Common Stock.

     For the three months and six months ended June 30, 1997, the Company recognized revenue of $11.7 million from the Partnership, including a one-time payment for an exclusive license to the technology by the Partnership.

     ICOS has agreed to lend the Partnership up to $10 million in aggregate principal amount (the "Loan") to fund certain initial expenditures of the Partnership that consist primarily of organizational expenses, selling commissions and financial advisory and other fees. To date, the Company has loaned the Partnership $5,512,750. The Loan is full recourse to the Partnership and bears interest at the prime rate plus one quarter of one percent (0.25%). Interest is payable on June 1, 1998, June 1, 1999 and at maturity on June 1, 2000, when the principal balance of the Loan will be payable in full. It is anticipated that the Loan, including interest thereon, will be repaid from the proceeds of the installment payments on investor notes.

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

     Financial results for the second quarter and first six months of 1997 reflect planned increases in operating expenses necessary for advancing multiple product candidates through the therapeutic product development process. Development activities include product development, process development and the establishment and management of clinical trials. The Company expects to invest in additional clinical, regulatory, process development and product development efforts over the remainder of the year and in future periods.

     The Company has a deficit accumulated during the development stage from September 21, 1989 (incorporation) through June 30, 1997 of $112,127,695. The Company's results of operations may vary significantly from quarter to quarter and will depend, among other factors, on the timing of certain expenses and payments received from certain collaborations, joint ventures and other business relationships, as well as the progress of the Company's own research and development efforts. The Company expects increased expenditures over the next several quarters as it continues to expand the size and number of clinical trials of its product candidates, continues to expand preclinical research and development activities in support of additional potential products, and initiates clinical trials of those product candidates deemed most promising.

     When used in this discussion, the words "believes," "intends," "anticipates," "plans to" and "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties such as those associated with preclinical and clinical testing, governmental regulation, third-party reimbursement and manufacturing, all of which could cause actual results to differ materially from those projected. These and other factors which could affect the Company's financial results are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which is filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Revenue

     Revenue for the quarter ended June 30, 1997 totaled $15.3 million and consisted of (i) $11.7 million from the Partnership, (ii) $3.1 million in cost reimbursement revenue from Suncos Corporation, the Company's joint venture with Suntory Limited of Japan ("Suntory"), and (iii) $0.5 million received under the Company's research and development agreement with Abbott Laboratories. The revenue recognized from the Partnership consisted of a one-time payment of $8.5 million for the license of technology being developed by the Partnership and cost reimbursement for development costs incurred by ICOS on behalf of the Partnership during the period. Revenue for the second quarter of 1996 totaled $0.5 million, and consisted entirely of payments received under the Company's agreement with Abbott Laboratories.

     Revenue for the six months ended June 30, 1997 totaled $17.6 million and consisted of (i) $11.7 million from the Partnership, (ii) $4.9 million in cost reimbursement revenue from Suncos Corporation, and (iii) $1.0 million received under the Company's research and development agreement with Abbott Laboratories. Revenue for the first six months of 1996 totaled $1.0 million, and consisted entirely of payments received under the Company's agreement with Abbott Laboratories.

Operating Expenses

     Total operating expenses for the quarter ended June 30, 1997 increased 34% to $10.4 million from $7.8 million for the quarter ended June 30, 1996. Total operating expenses for the first half of 1997 increased 34% to $20.3 million from $15.2 million for the first half of 1996. Research and development expenses for the second quarter of 1997 increased 39% to $9.8 million from $7.1 million for the second quarter of 1996. For the six months ended June 30, 1997, research and development expenses increased 37% to $19.0 million from $13.8 million for the six months ended June 30, 1996. The increase in research and development expenses was due primarily to increased costs associated with product development, process development, regulatory submissions and clinical trials. General and administrative expenses for the second quarter of 1997 totaled $548,126 compared to $675,251 in the second quarter of 1996.
For the first six months of 1997, general and administrative expenses totaled $1.3 million compared to $1.4 million for the six-month period ended
June 30, 1996

Other Income and Expense

     Other income primarily represents investment income earned on the Company's investment securities. Investment income for the second quarter of 1997 was $473,292 compared to $475,142 for the second quarter of 1996. Investment income for the six months ended June 30, 1997 increased 43% to $999,754 from $698,759 for the six months ended June 30, 1996 as a result of higher cash and investment balances in the first half of 1997 compared to the first half of 1996.

Net Loss

     For the quarter ended June 30, 1997, the Company reported net income of $5.4 million or $0.13 per share compared to a net loss of $6.8 million or $0.19 per share for the quarter ended June 30, 1996. The net loss for the six months ended June 30, 1997 decreased 87% to $1.7 million from $13.5 million for the six months ended June 30, 1996. These changes are primarily the result of the revenues from Suncos and the Partnership.

Liquidity and Capital Resources

     The Company has financed its operations since inception through private and public sales of Common Stock, investment income, revenue from research collaborations, license payments and grants, and a capital lease. Through
June 30, 1997, the Company had raised $107.1 million in net proceeds from three public offerings of Common Stock, $30.8 million in net proceeds from private sales of Common Stock, $22.7 million in net proceeds from a Rights Offering of Common Stock to existing shareholders, and $5.3 million from the exercise of stock options and warrants. Through June 30, 1997, the Company had earned $18.3 million in investment income and $24.5 million in license, research, and grant revenue.

     On June 5, 1997, ICOS Clinical Partners, L.P. (the "Partnership"), an affiliate of the Company, closed an initial sale of interests to private investors. The purpose of the offering is to provide funding to the Company for the continued development, clinical testing and commercialization of certain therapeutic products currently under development by the Company.

     The initial sale resulted in net proceeds to the Partnership of approximately $58 million with approximately $14 million payable to the Partnership on closing and the balance paid in installments over a three-year period. In connection with the closing, the Company issued warrants to purchase an aggregate of 5,539,800 shares of the Company's Common Stock. The warrants are exercisable from October 1998 until May 31, 2002, at an exercise price of $9.13 per share. In addition, the Company will issue in June 1999, subject to certain requirements, warrants to purchase an aggregate of 5,539,800 shares of the Company's Common Stock. Such additional warrants, if issued, will be exercisable over a five-year period commencing in July 1999 at an exercise price to be determined at the time of issuance of such warrants, which is expected to reflect a 25% premium over the then-prevailing market price for the Company's Common Stock.

     For the three months and six months ended June 30, 1997, the Company recognized revenue of $11.7 million from the Partnership, including a one-time payment for an exclusive license to the technology by the Partnership.

     ICOS has agreed to lend the Partnership up to $10 million in aggregate principal amount (the "Loan") to fund certain initial expenditures of the Partnership that consist primarily of organizational expenses, selling commissions and financial advisory and other fees. To date, the Company has loaned the Partnership $5,512,750. The Loan is full recourse to the Partnership and bears interest at the prime rate plus one quarter of one percent (0.25%). Interest is payable on June 1, 1998, June 1, 1999 and at maturity on June 1, 2000, when the principal balance of the Loan will be payable in full.
It is anticipated that the Loan, including interest thereon, will be repaid from the proceeds of the installment payments on Investor notes.

     At June 30, 1997, the Company had $32.3 million in cash and cash equivalents, investment securities, and interest receivable, a decrease of $9.5 million from December 31, 1996. This decrease is primarily attributable to increased costs associated with product development, process development, regulatory submissions and clinical trials. Through June 30, 1997, the Company had invested a total of $28.1 million in production, laboratory and administrative facilities, laboratory and computer equipment, furniture, and leasehold improvements. In addition, the Company has invested $2.4 million in land for future facilities expansion. The Company anticipates that its operating expenses will continue to increase in 1997 and subsequent years as it adds the personnel and facilities associated with advancing several potential product candidates through development and clinical trials. Foreseeable incremental costs may include, but are not limited to, those associated with the Company's own product development, preclinical studies and clinical trials, patent filings and administrative activities. The Company may also incur costs and make capital contributions under its joint venture agreement with Suntory related to its obligations to develop rPAF-AH. Under provisions of the development agreement with Suncos Corporation, the entity formed as a joint venture with Suntory, the Company will be reimbursed for certain of these costs, however, there can be no assurance that all such costs will be reimbursed. The Company may incur costs associated with the development of products being developed pursuant to the Partnership.

     In June 1997, the Company extended and expanded its collaborative research and development agreement with Abbott Laboratories.

     The Company has been successful in negotiating collaborations and joint development agreements with other parties where the work and strategies of the other parties complement those of the Company. In some instances, these relationships may involve commitments by the Company to fund some or all of certain development programs. Although corporate collaborations and joint ventures have provided cost reimbursement revenue to the Company in the past, there can be no assurance that similar sources of funds will be available to the Company in the future. The Company intends to expand and hire the additional personnel deemed necessary to continue development of its current portfolio of product candidates in clinical trials, as well as continuing discovery and preclinical research to identify additional potential drug candidates. The Company anticipates that expansion of these activities will increase operating expenses in future quarters. Further, incremental expenditures will be required for additional laboratory, production and office facilities to accommodate activities and the personnel associated with this increased development activity. All these activities will require substantial financial resources. Additional capital resources will be required to fund the Company's operations through commercialization of its first product. As such, the Company will need to raise substantial additional funds for its programs. There can be no assurance that the Company will be able to obtain additional resources on acceptable terms or in time to fund any necessary or desirable expenditures.

     The amounts and timing of operating expenditures will depend on the progress of ongoing research and development of the Company's potential products, as well as the activities of corporate collaborators and joint venture partners related to the collaborative research and development activities, the Food and Drug Administration regulatory process and other factors, many of which are beyond the Company's control.

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

PART II. OTHER INFORMATION

     ITEM 4: Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on May 7, 1997. The proposals voted upon and the results of the voting are as follows:

          1. The following nominees for election as Directors, each to hold office for a term as defined in the Proxy Statement and until their successors are duly elected and qualified, received not less than 36,754,877 votes, which represent 99.3% of the shares of Common Stock voted. Each Director received the number of votes set opposite his or her name:

              Nominee                    For          Withheld

              Frank T. Cary           36,754,877       270,418
              James L. Ferguson       36,764,717       260,578
              Janice M. LeCocq        36,775,773       249,522

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

              The following Directors are currently serving terms that expire at the 1998 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified:

              William H. Gates, III
              Robert W. Pangia
              George B. Rathmann

              The following Directors are currently serving terms that expire at the 1999 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified:

              David V. Milligan
              Alexander B. Trowbridge
              Gary L. Wilcox
              Walter B. Wriston

          2. The proposal to approve the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for fiscal year 1997 received the following votes:

     	                       Votes

              For         36,864,987
              Against         50,876
              Withheld       109,432

              The foregoing proposal was approved.


        ITEM 6. Exhibits and Reports on Form 8-K

            (a) See Exhibit Index
            (b) Current Report on Form 8-K Dated June 10, 1997

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                           ICOS CORPORATION


Date: August 14, 1997                       By:/S/ GEORGE B. RATHMANN
      ----------------                         ----------------------
                                               George B. Rathmann
                                               Chairman of the Board of
                                               Directors, Chief Executive
                                               Officer and President

Date: August 14, 1997                       By:/S/ HOWARD S. MENDELSOHN
      ----------------                         ------------------------
                                               Howard S. Mendelsohn
                                               Chief Accounting Officer

                                Index to Exhibits


                                                                      Page
10.1     First Amendment to R & D Collaboration/License Agreement
         dated April 1, 1995 between Abbott Laboratories and ICOS
         Corporation                                            									#

27.1     Financial Data Schedule










________________
# Confidential portions of this exhibit were filed seperately with the Securities and Exchange Commission pursuant to an Application for Confidential Treatment.