Form 10-Q
period 1997-09-30
ICOS CORP / DE
filed 1997-11-17
CIK 874294

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-19171

                                ICOS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                 91-1463450
--------------------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)


                22021 - 20th Avenue S.E., Bothell, WA      98021
--------------------------------------------------------------------------------
              (Address of principal executive offices)  (Zip code)


                                 (425) 485-1900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No
   ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

               Class                       Outstanding at October 31, 1997
               -----                       ---------------------------------

   Common Stock, $0.01 par value                       39,843,336

                               ICOS CORPORATION
                               ----------------

                               TABLE OF CONTENTS
                               -----------------

                                                                                         PAGE NO.
                                                                                         --------
PART I.  Financial Information

     ITEM 1. FINANCIAL STATEMENTS

     Consolidated Statements of Operations for the three months ended September 30,
     1997 and 1996, the nine months ended September 30, 1997 and 1996 and the
     period from September 21, 1989 (incorporation) through September 30, 1997                1

     Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996               2

     Consolidated Statements of Stockholders' Equity for the period from
     September 21, 1989 (incorporation) through September 30, 1997                            3

     Consolidated Statements of Cash Flows for the nine months ended September 30,
     1997 and 1996, and the period from September 21, 1989 (incorporation) through
     September 30, 1997                                                                       5

     Notes to Consolidated Financial Statements                                               6

     ITEM 2.

     Management's Discussion and Analysis of Financial Condition and Results
     of Operations                                                                            8

PART II.  Other Information

     ITEM 1:  Legal Proceedings                                                               *

     ITEM 2:  Changes in Securities                                                           *

     ITEM 3:  Defaults Upon Senior Securities                                                 *

     ITEM 4:  Submission of Matters to a Vote of Security Holders                             *

     ITEM 5:  Other Information                                                               *

     ITEM 6:  Exhibits and Reports on Form 8-K                                               14

SIGNATURE                                                                                    15

EXHIBITS                                                                                     16

           * No information provided due to inapplicability of item.

                     (This page left blank intentionally.)

                               ICOS CORPORATION
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                                                 Period from
                                                  Three months ended               Nine months ended          September 21, 1989
                                                     September 30,                   September 30,             (incorporation)
                                              ---------------------------     ----------------------------   through September 30,
                                                 1997             1996           1997             1996              1997
                                              -----------     -----------     -----------     ------------   --------------------
Revenues:
  Collaborative research and development      $ 6,462,240     $   500,000     $15,522,211     $  1,500,000      $  21,022,211
  License of technology                                 -               -       8,500,000                -          8,500,000
  Research grants                                       -               -               -                -          1,451,409
                                              -----------     -----------     -----------     ------------      -------------
    Total revenues                              6,462,240         500,000      24,022,211        1,500,000         30,973,620

Operating expenses:
  Research and development                     10,795,751       7,739,905      29,767,173       21,539,823        145,470,194
  General and administrative                      628,351         564,290       1,926,301        1,925,428         19,879,162
                                              -----------     -----------     -----------     ------------      -------------
    Total operating expenses                   11,424,102       8,304,195      31,693,474       23,465,251        165,349,356
                                              -----------     -----------     -----------     ------------      -------------
    Operating loss                             (4,961,862)     (7,804,195)     (7,671,263)     (21,965,251)      (134,375,736)
                                              -----------     -----------     -----------     ------------      -------------

Other income (expense):
  Investment income                               588,730         716,387       1,588,484        1,415,146         18,876,961
  Interest expense                                      -               -               -                -           (887,899)
  Other, net                                            -          (1,103)         (7,808)             111           (114,153)
                                              -----------     -----------     -----------     ------------      -------------
                                                  588,730         715,284       1,580,676        1,415,257         17,874,909
                                              -----------     -----------     -----------     ------------      -------------
    Net loss                                  $(4,373,132)    $(7,088,911)    $(6,090,587)    $(20,549,994)     $(116,500,827)
                                              ===========     ===========     ===========     ============      =============
Net loss per common share                     $     (0.11)    $     (0.18)    $     (0.15)    $      (0.57)
                                              ===========     ===========     ===========     ============
Weighted average common shares outstanding     39,587,213      39,280,122      39,521,694       35,929,570


Form 10-Q         See accompanying notes to financial statements.         Page 1

                               ICOS CORPORATION
                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                    September 30,
                                                                        1997              December 31,
                                                                    (unaudited)               1996
                                                                   -------------          ------------
Current assets:
  Cash and cash equivalents                                        $   4,627,346          $   2,159,008
  Investment securities available for sale, at market value           19,614,478             39,511,820
  Interest receivable                                                    225,251                149,404
  Receivables under collaborative arrangements                         7,217,489                    --
  Nontrade receivables                                                   152,105                 92,969
  Prepaid expenses                                                       347,525                599,752
                                                                   -------------          -------------
    Total Current Assets                                              32,184,194             42,512,953

Property and equipment at cost:
  Land                                                                 2,309,979              2,309,979
  Buildings                                                            2,801,535                    --
  Leasehold improvements                                              13,823,401             13,659,272
  Furniture and equipment                                             14,786,534             13,631,566
                                                                   -------------          -------------
                                                                      33,721,449             29,600,817
  Less accumulated depreciation and amortization                      16,900,540             13,997,511
                                                                   -------------          -------------
                                                                      16,820,909             15,603,306
                                                                   -------------          -------------
  Construction in progress                                             1,095,169                 23,600
                                                                   -------------          -------------
    Net property and equipment                                        17,916,078             15,626,906
                                                                   -------------          -------------
  Loan receivable from related party                                   7,340,750                    --
  Other assets                                                           269,207                 65,318
                                                                   -------------          -------------
                                                                       7,609,957                 65,318
                                                                   -------------          -------------
                                                                   $  57,710,229          $  58,205,177
                                                                   =============          =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $   2,617,618          $   1,183,623
  Accrued payroll and benefits                                           883,318                649,562
  Other accrued expenses                                                 957,860              1,104,711
                                                                   -------------          -------------
    Total Current Liabilities                                          4,458,796              2,937,896

Stockholders' equity:
  Preferred stock, $.01 par value authorized 2,000,000 shares;
    none issued                                                              --                     --
  Common stock, $.01 par value. Authorized 100,000,000 shares;
    issued and outstanding, 39,637,621 at September 30, 1997
    and 39,417,753 at December 31, 1996                                  396,376                394,176
  Additional paid-in capital                                         169,358,222            165,273,055
  Net unrealized gain (loss) on investment securities
    available for sale                                                    (2,338)                10,290
  Deficit accumulated during the development stage                  (116,500,827)          (110,410,240)
                                                                   -------------          -------------
    Total Stockholders' Equity                                        53,251,433             55,267,281
                                                                   -------------          -------------
                                                                   $  57,710,229          $  58,205,177
                                                                   =============          =============

Form 10-Q       See accompanying notes to financial statements.           Page 2

                               ICOS Corporation
                         (A Development Stage Company)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                  Net unrealized         Deficit
                                                        Additional   Restricted     gain (loss)        accumulated         Total
                                              Common      paid-in      Common      on securities        during the     stockholders'
                                               Stock      capital      Stock     available for sale  development stage    equity
                                             ----------  ----------  -----------  ------------------  ---------------- -------------
Issuance of 5,515,000 shares of Common
  Stock at $.02 per share                    $  55,150  $   55,150   $        -       $      -          $       -      $    110,300
  Net loss for the period from inception
    through December 31, 1989                        -           -            -              -           (359,952)         (359,952)
                                             ---------  ----------   ----------       --------          ---------      ------------
Balances at December 31, 1989                   55,150      55,150            -              -           (359,952)         (249,652)
  Issuance of 455,000 shares of Common
    Stock at $.02 per share                      4,550       4,550            -              -                  -             9,100
  Issuance of 10,752,222 shares of Common
    Stock at $3.00 per share, net of
    issuance costs of $2,513,166               107,522  29,635,979            -              -                  -        29,743,501
  Issuance of 300,000 shares of Common
    Stock at $3.00 per share in
    payment of note to stockholders              3,000     897,000            -              -                  -           900,000
  Repurchase of 60,000 shares of Common
    Stock at $.02 per share                       (600)       (600)           -              -                  -            (1,200)
  Net loss for the year ended
    December 31, 1990                                -           -            -              -         (2,775,090)       (2,775,090)
                                               -------  ----------   ----------       --------        -----------      ------------
Balances at December 31, 1990                  169,622  30,592,079            -              -         (3,135,042)       27,626,659
  Issuance of 4,500,000 shares of Common
    Stock at $8.00 per share, net of
    issuance costs  of $3,230,856               45,000  32,724,144            -              -                   -       32,769,144
  Repurchase of 74,000 shares of Common
    Stock at $.02 per share                       (740)       (740)           -              -                   -           (1,480)
  Issuance of 135,000 shares of Common
    Stock, of which 75,000 shares are
    restricted, to Cold Spring Harbor
    Laboratories pursuant to a
    collaboration agreement, at fair
    market value of $18.50 per share             1,350   2,496,150   (1,387,500)             -                   -        1,110,000
  Vesting of  3,750 shares of restricted
    Common Stock                                     -           -       69,375              -                   -           69,375
  Issuance of 18,885 shares of Common
    Stock from exercise of options at
    $3.00 per share                                189      56,466            -              -                   -           56,655
  Issuance of 86,772 shares of Common
    Stock from exercise of warrants at
    $3.00 per share                                868     259,448            -              -                   -          260,316
  Compensation related to options granted            -      12,599            -              -                   -           12,599
  Net loss for the year ended
    December 31, 1991                                -           -            -              -          (6,412,786)      (6,412,786)
                                              --------  ----------   ----------       --------         -----------       ----------
Balances at December 31, 1991                  216,289  66,140,146   (1,318,125)             -          (9,547,828)      55,490,482
  Issuance of 3,000,000 shares of Common
    Stock at $9.00 per share, net of
    issuance costs of $1,780,436                30,000  25,189,564            -              -                   -       25,219,564
  Retirement of  299,561 shares of Common
    Stock at $8.00 per share                    (2,996) (2,394,226)           -              -                   -       (2,397,222)
  Vesting of  15,000 shares of restricted
    Common Stock                                     -           -      277,500              -                   -          277,500
  Issuance of 800,012 shares of Common
    Stock from exercise of options at
    $3.00 per share                              8,000   2,392,035            -              -                   -        2,400,035
  Issuance of 106,800 shares of Common
    Stock from exercise of warrants at
    $3.00 per share                              1,068     319,333            -              -                   -          320,401
  Compensation related to options granted            -      30,235            -              -                   -           30,235
  Net loss for the year ended
    December 31, 1992                                -           -            -              -          (8,312,128)      (8,312,128)
                                              --------  ----------   ----------       --------         -----------      -----------
Balances at December 31, 1992                  252,361  91,677,087   (1,040,625)             -         (17,859,956)      73,028,867
  Repurchase of 12,500 shares of Common
    Stock at $.02 per share                       (125)       (215)           -              -                    -            (340)
  Vesting of 15,000 shares of restricted
    Common Stock                                     -           -      277,500              -                    -         277,500
  Issuance of 4,998 shares of Common Stock
    from exercise of options at prices
    ranging from $3.00 to $8.00 per share           50      17,765            -              -                    -          17,815

Form 10-Q         See accompanying notes to financial statements.         Page 3


      Issuance of 59,650 shares of
        Common Stock from exercise of
        warrants at $3.00 per share              596        178,354           -           -               -        178,950
      Issuance of 326,838 shares of
        Common Stock from exercise of
        warrants in exchange for Common
        Stock at prices ranging from
        $5.25 to $6.10 per share               3,269         (3,269)          -           -               -              -
      Compensation related to options
        granted                                    -         30,235           -           -               -         30,235
      Net loss for the year ended
        December 31, 1993                          -              -           -           -     (17,937,930)   (17,937,930)
                                            --------   ------------   ---------   ---------   -------------   ------------
    Balances at December 31, 1993            256,151     91,899,957    (763,125)          -     (35,797,886)    55,595,097

      Issuance of 6,425,000 shares of
        Common Stock at $3.625 per
        share, net of issuance costs
        of $500,072                           64,250     22,726,303           -           -               -     22,790,553
      Vesting of 15,000 shares of
        restricted Common Stock                    -              -     277,500           -               -        277,500
      Issuance of 12,998 shares of Common
        Stock from exercise of options at
        prices ranging from $3.00 to
        $8.00 per share                          129         43,550           -           -               -         43,679
      Compensation related to options
        granted                                    -         30,235           -           -               -         30,235
      Net unrealized loss on investment
        securities available for sale              -              -           -    (968,920)              -       (968,920)
      Net loss for the year ended
        December 31, 1994                          -              -           -           -     (22,748,200)   (22,748,200)
                                            --------   ------------   ---------   ---------   -------------   ------------
    Balances at December 31, 1994            320,530    114,700,045    (485,625)   (968,920)    (58,546,086)    55,019,944

      Issuance costs related to sale of
        Common Stock in 1994                       -        (56,567)          -           -               -        (56,567)
      Vesting of 15,000 shares of
        restricted Common Stock                    -              -     277,500           -               -        277,500
      Issuance of 166,019 shares of
        Common Stock from exercise of
        options at prices ranging from
        $4.00 to $7.625 per share              1,660        504,145           -           -               -        505,805
      Issuance of 5,250 shares of Common
        Stock from exercise of warrants
        at $3.00 per share                        53         15,480           -           -               -         15,533
      Issuance of  9,225 shares of Common
        Stock from exercise of warrants
        in exchange for Common Stock at
        prices ranging from $4.95 to
        $5.13 per share                           92            (92)          -           -               -              -
      Net unrealized gain on investment
        securities available for sale              -              -           -     898,733               -        898,733
      Net loss for the year ended
        December 31, 1995                          -              -           -           -     (23,368,590)   (23,368,590)
                                            --------   ------------   ---------   ---------   -------------   ------------
    Balances at December 31, 1995            322,335    115,163,011    (208,125)    (70,187)    (81,914,676)    33,292,358

      Issuance of 6,900,000 shares of
        Common Stock at $7.625 per
        share, net of issuance costs
        of $3,506,485                         69,000     49,037,015           -           -               -     49,106,015
      Vesting of  11,250 shares of
        restricted Common Stock                    -              -     208,125           -               -        208,125
      Issuance of 284,145 shares of
        Common Stock from exercise of
        options at prices ranging from
        $3.00 to $8.00 per share               2,841      1,073,029           -           -               -      1,075,870
      Net unrealized gain on investment
        securities available for sale              -              -           -      80,477               -         80,477
      Net loss for the year ended
        December 31, 1996                          -              -           -           -     (28,495,564)   (28,495,564)
                                            --------   ------------   ---------   ---------   -------------   ------------
    Balances at December 31, 1996            394,176    165,273,055           -      10,290    (110,410,240)    55,267,281

      Issuance of 219,868 shares of
        Common Stock from exercise of
        options at prices ranging from
        $3.00 to $8.609 per share              2,199        835,333           -           -               -        837,532
      Value of warrants issued to Limited
        Partners of ICOS Clinical
        Partners, L.P.                             -      3,249,835           -           -               -      3,249,835
      Net unrealized loss on investment
        securities available for sale              -              -           -     (12,628)              -        (12,628)
      Net loss for the nine months ended
        September 30, 1997                         -              -           -           -      (6,090,587)    (6,090,587)
                                            --------   ------------   ---------   ---------   -------------   ------------
    Balances at September 30, 1997          $396,376   $169,358,222   $       -     ($2,338)  ($116,500,827)  $ 53,251,433
                                            ========   ============   =========   =========   =============   ============

FORM 10-Q        See accompanying notes to financial statements.          Page 4

                               ICOS CORPORATION
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                                      Period from
                                                                                                                     September 21,
                                                                                                                          1989
                                                                                        Nine Months Ended           (incorporation)
                                                                                          September 30,                 through
                                                                                 ------------------------------      September 30,
                                                                                     1997              1996               1997
                                                                                 ------------      ------------      -------------
Cash flows from operating activities:
  Net loss                                                                       $ (6,090,587)     $(20,549,994)     $(116,500,827)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                   2,903,029         2,439,382         16,900,540
    Amortization of deferred rent                                                           -                 -           (475,000)
    Amortization of investment premiums/discounts                                     497,764            75,260          1,180,460
    Loss (gain) on sale of investment securities                                      (14,283)           19,359         (1,387,189)
    Amortization of restricted stock                                                        -           208,125          1,387,500
    Compensation related to stock options granted                                           -                 -            103,304
    Common Stock issued in payment of research and development costs                        -                 -          1,110,000
    Change in operating assets and liabilities:
      Deferred research and development revenue                                             -          (500,000)                 -
      Interest receivable                                                             (75,847)         (381,468)          (225,251)
      Receivables under collaborative arrangements                                 (6,367,414)                -         (6,367,414)
      Nontrade receivables                                                            (59,136)           (4,186)          (152,105)
      Prepaid expenses                                                                252,227           282,004           (347,525)
      Accounts payable                                                                472,694        (1,104,674)         1,656,317
      Accrued payroll, benefits and other expenses                                     86,905          (312,550)         1,841,178
                                                                                 ------------      ------------      -------------
        Net cash used in operating activities                                      (8,394,648)      (19,828,742)      (101,276,012)
                                                                                 ------------      ------------      -------------
Cash flows from investing activities:
  Purchases of investment securities                                              (26,397,496)      (31,402,797)      (437,067,086)
  Maturities of investment securities                                              25,971,520         5,000,000        118,879,295
  Sales of investment securities                                                   19,827,209         4,967,351        298,777,705
  Acquisitions of property and equipment                                           (4,230,900)       (3,253,494)       (30,266,116)
  Loan receivable from related party                                               (7,340,750)                -         (7,340,750)
  (Increase) decrease in other assets                                                (203,889)          113,647           (269,207)
                                                                                 ------------      ------------      -------------
        Net cash provided by (used in) investing activities                         7,625,694       (24,575,293)       (57,286,159)
                                                                                 ------------      ------------      -------------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock                                                    -        49,072,833        159,691,609
  Proceeds from exercise of options and warrants                                      837,532           998,789          3,315,459
  Recognition of value of warrants issued                                           2,399,760                 -          2,399,760
  Principal payments on obligations under capital lease                                     -           (44,633)        (3,589,201)
  Proceeds from note payable to stockholders                                                -                 -            900,000
  Deferred rent payment received                                                            -                 -            475,000
  Common Stock retired                                                                      -                 -             (3,110)
                                                                                 ------------      ------------      -------------
        Net cash provided by financing activities                                   3,237,292        50,026,989        163,189,517
                                                                                 ------------      ------------      -------------
        Net increase in cash and cash equivalents                                   2,468,338         5,622,954          4,627,346
Cash and cash equivalents at beginning of period                                    2,159,008         4,256,366                  -
                                                                                 ------------      ------------      -------------
Cash and cash equivalents at end of period                                       $  4,627,346      $  9,879,320      $   4,627,346
                                                                                 ============      ============      =============
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                         $          -      $        364      $     959,102
Supplemental disclosure of noncash financing and investing activities:
  Assets acquired under capital lease obligations                                           -                 -          3,589,201
  Acquisition of property and equipment financed through
    accounts payable                                                                  961,301                 -            961,301
  Exercise of stock options funded by retirement of previously
    issued Common Stock                                                                     -                 -          2,397,132
  Receivable related to recognition of value of warrants issued                       850,075                 -            850,075
  Common stock issued in payment of note payable to stockholders                            -                 -            900,000
                                                                                 ============      ============      =============


Form 10-Q         See accompanying notes to financial statements.         Page 5

                                ICOS CORPORATION
                         (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              September 30, 1997 (Unaudited) and December 31, 1996


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

  Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ICOS Development Corporation. All significant intercompany transactions and balances have been eliminated.

2.  Research and Development Arrangements
    -------------------------------------

  Suncos

     The Company owns a 50% interest in Suncos Corporation ("Suncos"), a corporation formed for the development and commercialization of rPAF-AH. Pursuant to the terms of agreements entered into with Suncos, the Company conducts certain research and development activities on behalf of Suncos and is paid for such services at a negotiated rate. For the three months and nine months ended September 30, 1997, the Company recognized research and development revenue of $3.1 million and $7.9 million, respectively. In forming Suncos, the Company granted a license for the rPAF-AH technology to Suncos, and Suntory Limited of Japan made an initial capital contribution of $30 million. Both parties have committed to jointly fund all development activities

Form 10-Q                                                                 Page 6
and expenses of Suncos once the initial capital contribution of $30 million from Suntory has been used. At September 30, 1997, the Company's basis in Suncos was zero.

  ICOS Clinical Partners, L.P.

     On August 15, 1997, ICOS Clinical Partners, L.P. (the "Partnership"), an affiliate of the Company, completed the sale to private investors of interests in the Partnership. Proceeds from the offering will be used by the Partnership to fund continued development of product candidates by the Company pursuant to the terms of a product development agreement based on three compounds: Hu23F2G, rPAF-AH and ICM3.

     The sale will result in proceeds to the Partnership of approximately
$87.5 million (including $64.1 million resulting from an initial sale that closed in June 1997), with approximately $26.2 million paid to the Partnership at closing and the balance to be paid in installments over a three-year period. In connection with the final closing, the Company issued warrants to purchase an aggregate of 2,008,600 shares of the Company's Common Stock. The warrants are exercisable from October 1, 1998 through May 31, 2002, at an exercise price of $10.35 per share. The exercise price represents a 25% premium over recent market prices for the Company's Common Stock. In connection with the initial closing on June 5, 1997, the Company issued warrants to purchase an aggregate of 5,539,800 shares of the Company's Common Stock at an exercise price of $9.13 per share. In accordance with the Partnership Agreement, the Company will issue in June 1999, subject to certain requirements, warrants to purchase an aggregate of up to 7,548,400 shares of the Company's Common Stock to the holders of interests in the Partnership. Such additional warrants, if issued, will be exercisable from July 31, 1999 through June 30, 2004, at an exercise price to be determined at the time of issuance of such warrants, which is expected to reflect a 25% premium over the then-prevailing market prices for the Company's Common Stock.

     For the three months ended September 30, 1997, the Company recognized revenue of $2.9 million from the Partnership and for the nine months ended September 30, 1997, the Company recognized revenue of $14.6 million from the Partnership, including a one-time payment for an exclusive license to certain technology.

     The Company has loaned the Partnership an aggregate of $7.3 million to fund certain initial expenditures of the Partnership that consist primarily of organizational expenses, selling commissions, financial advisory fees and other fees. The loan is full recourse to the Partnership, bears interest at the prime rate plus one quarter of one percent (0.25%) and matures on June 1, 2000.

Form 10-Q                                                                 Page 7

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations

Risks and Uncertainties
-----------------------

     This discussion contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The Company's future cash requirements and expense levels will depend on many factors, including continued scientific progress in its research and development programs; the results of research and development, preclinical studies and clinical trials; acquisitions of products or technology, if any; relationships with corporate collaborators; competing technological and market developments; the time and costs involved in filing, prosecuting and enforcing patent claims; the time and costs of manufacturing scale-up and commercialization activities; and other factors. Reference is made to the Company's Annual Report on Form 10-K for more detailed description of such factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Overview

     The Company is developing and commercializing proprietary pharmaceuticals for the treatment of inflammatory diseases and other serious medical conditions by understanding the underlying mechanisms and identifying the molecular entities involved.

     The Company's strategy is to identify therapeutic targets through an understanding of inflammation at the molecular level. The Company is developing pharmaceutical products that address important cellular and molecular mechanisms in three separate, yet interrelated, areas of the inflammatory process: directed cell movement, the inhibition of proinflammatory mediators and intracellular signal transduction. Each of these different mechanisms may provide broad opportunities in the treatment of chronic diseases that have inflammatory components, such as multiple sclerosis, and in the treatment of acute inflammatory conditions, such as those associated with acute respiratory distress syndrome, hemorrhagic shock and

Form 10-Q                                                                 Page 8
myocardial infarction. In addition, the Company's other programs have yielded additional approaches that may be useful in treating cardiovascular diseases and cancer. The Company believes that its discoveries will allow it to develop novel therapeutics that are more selective in their activities than existing drugs.

     Financial results for the third quarter and first nine months of 1997 reflect planned increases in operating expenses necessary for advancing multiple product candidates through the therapeutic product development process. Development activities include product development, process development and the establishment and management of clinical trials. The Company expects increased clinical, regulatory, process development and product development activites over the remainder of the year and in future periods.

     The Company has a deficit accumulated during the development stage from September 21, 1989 (incorporation) through September 30, 1997 of $116.5 million. The Company's results of operations may vary significantly from quarter to quarter and will depend, among other factors, on the timing of certain expenses and payments received from certain collaborations, joint ventures and other business relationships, as well as the progress of the Company's own research and development efforts, timing of clinical trials and the regulatory process. The Company expects increased expenditures over the next several quarters as it continues to expand the size and number of clinical trials of its product candidates, continues to expand preclinical research and development activities in support of additional potential products, and initiates clinical trials of those product candidates deemed most promising.

Revenues

     Revenues for the quarter ended September 30, 1997 totaled $6.5 million and consisted of (i) $2.9 million from ICOS Clinical Partners, L.P. (the "Partnership"), (ii) $3.1 million in cost reimbursement revenue from Suncos Corporation ("Suncos"), the Company's joint venture with Suntory Limited of Japan ("Suntory"), and (iii) $0.5 million received under the Company's research and development agreement with Abbott Laboratories. Revenue for the third quarter of 1996 totaled $0.5 million, and consisted entirely of payments received under the Company's agreement with Abbott Laboratories.

     Revenues for the nine months ended September 30, 1997 totaled $24.0 million and consisted of (i) $14.6 million from the Partnership including a one-time payment for an exclusive license granted by the Company to the Partnership with respect to certain technology, (ii) $7.9 million in cost reimbursement revenues from Suncos, and (iii) $1.5 million received under the Company's research and development agreement with Abbott Laboratories. Revenue for the first nine months of 1996 totaled $1.5 million, and consisted entirely of payments received under the Company's agreement with Abbott Laboratories.

Form 10-Q                                                                 Page 9

Operating Expenses

     Total operating expenses for the quarter ended September 30, 1997 increased to $11.4 million from $8.3 million for the quarter ended September 30, 1996. Total operating expenses for the first nine months of 1997 increased to $31.7 million from $23.5 million for the first nine months of 1996.

     Research and development expenses for the third quarter of 1997 increased to $10.8 million from $7.7 million for the third quarter of 1996. For the nine months ended September 30, 1997, research and development expenses increased to $29.8 million from $21.5 million for the nine months ended September 30, 1996. The increase in research and development expenses was due primarily to increased costs associated with product development efforts and the continuation and expansion of clinical trials for Hu23F2G, rPAF-AH and ICM3.

     General and administrative expenses for both the third quarter of 1997 and 1996 totaled $0.6 million. For both the first nine months of 1997 and 1996, general and administrative expenses totaled $1.9 million.

Other Income and Expense

     Other income primarily represents investment income earned on the Company's investment securities. Investment income for the third quarter of 1997 decreased to $588,730 compared to $716,387 for the third quarter of 1996 as a result of lower average cash and investment balances in the third quarter of 1997 compared to the third quarter of 1996. Investment income for the nine months ended September 30, 1997 increased to $1.6 million from $1.4 million for the nine months ended September 30, 1996 as a result of higher average yields on the Company's investments in cash, cash equivalents and investment securities and the recognition of interest from the Company's loan to the Partnership.

Net Income/Loss

     For the quarter ended September 30, 1997, the Company's net loss decreased to $4.4 million or $0.11 per share from $7.1 million or $0.18 per share for the quarter ended September 30, 1996. The net loss for the nine months ended September 30, 1997 decreased to $6.1 million or $0.15 per share from $20.5 million or $0.57 per share for the nine months ended September 30, 1996. The decreases in net loss are primarily the result of revenues from Suncos and the Partnership, which were partially offset by increased operating expenses during the same time periods.

Form 10-Q                                                                Page 10

Liquidity & Capital Resources

     The Company has financed its operations since inception through private and public sales of Common Stock, investment income, revenue from research collaborations, license payments and grants and capital lease obligations.

     On August 15, 1997, the Partnership completed the sale to private investors of interests in the Partnership. Proceeds from the offering will be used by the Partnership to fund continued development by the Company of product candidates based on three compounds: Hu23F2G; r-PAF-AH; and ICM3, pursuant to the terms of a product development agreement. The product candidates were licensed by the Partnership from the Company in connection with the sale of the Partnership units.

     The sale will result in proceeds to the Partnership of approximately
$87.5 million (including $64.1 million resulting from an initial sale that closed in June 1997), with approximately $26.2 million paid to the Partnership on closing and the balance to be paid in installments over a three-year period. In connection with the offering of Partnership units, the Company issued warrants to purchase an aggregate of 7,548,400 shares of the Company's Common Stock.

     During the third quarter of 1997, the Company loaned the Partnership $1.8 million (for an aggregate loan of $7.3 million) to fund certain initial expenditures of the Partnership that consisted primarily of organizational expenses, selling commissions and financial advisory and other fees. Interest is payable on June 1, 1998, June 1, 1999 and at maturity on June 1, 2000.

     At September 30, 1997, the Company had $24.5 million in cash and cash equivalents, investment securities, and interest receivable, a decrease of $17.4 million from December 31, 1996. This decrease is primarily attributable to increased costs associated with clinical trials for Hu23F2G, r-PAH-AH and ICM3, increased production of materials to support these and future clinical trials, regulatory submissions and expansion of the Company's other research and development programs. These increased costs were partially offset by increased revenues from Suncos and the Partnership.

     In the third quarter of 1997, the Company exercised the purchase option in one of its building leases and purchased the building for $2.8 million. For the nine months ended September 30, 1997, the Company spent $1.4 million for the purchase of capital equipment and leasehold improvements to support research and development activities. In addition, the Company has incurred costs of approximately $1.0 million for construction of additional laboratory space. The construction of the additional laboratory space was completed in October 1997 at an approximate cost of $1.3 million. To support its ongoing and future research and product development efforts over the next several years, the Company will need to purchase additional capital equipment and lease or purchase additional laboratory and administrative facilities.

Form 10-Q                                                                Page 11

     The Company anticipates that its operating expenses will continue to increase during the fourth quarter of 1997 and subsequent years as it adds the personnel and facilities associated with advancing several potential product candidates through development and clinical trials. Foreseeable incremental costs may include, but are not limited to, those associated with the Company's own product development, preclinical studies and clinical trials, patent filings and administrative activities. The Company may also incur costs and make capital contributions under its joint venture agreement with Suntory related to its obligations to develop rPAF-AH. Under provisions of the development agreement with Suncos, the Company will be reimbursed for certain of these costs, however, there can be no assurance that all such costs will be reimbursed. The Company may also incur costs associated with the development of Hu23F2G, rPAF-AH and ICM3 pursuant to the terms of the Partnership Agreement.

     The Company intends to use its financial resources for ongoing and future clinical trials of certain of its current product candidates including Hu23F2G, rPAF-AH, ICM3, and IC351, expansion of preclinical research and development activities for additional potential product candidates and the initiation of clinical trials for those product candidates deemed most promising, expansion of the Company's facilities and general corporate purposes.

     The Company anticipates that its existing cash, including interest income from cash investments and payments from Abbott, Suncos and the Partnership, will be adequate to satisfy its capital requirements through 1998.

     The Company has been successful in negotiating collaborations and joint development agreements with other parties where the work and strategies of the other parties complement those of the Company. In some instances, these relationships may involve commitments by the Company to fund some or all of certain development programs. Although corporate collaborations and joint ventures have provided cost reimbursement revenue to the Company in the past, there can be no assurance that such funds will be available to the Company in the future. The Company intends to expand its operations and hire the additional personnel deemed necessary to continue development of its current portfolio of product candidates in clinical trials, as well as continuing discovery and preclinical research to identify additional potential drug candidates. The Company anticipates that expansion of these activities will increase operating expenses in future quarters. Further, incremental expenditures will be required for additional laboratory, production and office facilities to accommodate activities and the personnel associated with this increased development activity. As such, the Company will need to raise substantial additional funds to conduct its research and development activities, preclinical studies and clinical trials necessary to bring its

Form 10-Q                                                                Page 12
product candidates to market and to establish marketing capabilities if and when a product candidate is ready for commercialization.

     Additional capital resources will be required to fund the Company's operations at least through commercialization of its first product. As such, the Company will need to raise substantial additional capital for its operations. There can be no assurance that additional funds will be available as needed or on terms that are acceptable to the Company. Insufficient funding will require the Company to delay, scale-back or eliminate some or all of its research and development activities, planned clinical trials and administrative programs.

     The amounts and timing of operating expenditures will depend on the progress of ongoing research and development of the Company's potential products, as well as the activities of corporate collaborators and joint venture partners related to collaborative research and development activities, the Food and Drug Administration regulatory process and other factors, many of which are beyond the Company's control.

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

Form 10-Q                                                                Page 13

PART II.  OTHER INFORMATION

     ITEM 6:    Exhibits and Reports on Form 8-K

                (a)  See Exhibit Index
                (b)  Current Report on Form 8-K Dated August 26, 1997

Form 10-Q                                                                Page 14

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ICOS CORPORATION


Date:   November 14, 1997           By:  /S/  GEORGE B. RATHMANN
        ------------------               -----------------------
                                         George B. Rathmann
                                         Chairman of the Board of Directors,
                                         Chief Executive Officer and President



Date:   November 14, 1997           By:  /S/ HOWARD S. MENDELSOHN
        ------------------               ------------------------
                                         Howard S. Mendelsohn
                                         Chief Accounting Officer

Form 10-Q                                                                Page 15

                               Index to Exhibits
                               -----------------

                                                                                Page
                                                                                ----
     10.1  Industrial Real Estate Lease dated January 1, 1997 between WRC
           Properties, Inc. and ICOS Corporation                                 #

     10.2  Industrial Real Estate Lease dated May 20, 1997 between Benaroya
           Capital Company, L.L.C. and ICOS Corporation                          #

     10.3  Industrial Real Estate Lease Renewal and Amendment Agreement dated
           August 5, 1997 between WRC Properties, Inc. and ICOS Corporation      #

     27.1  Financial Data Schedule                                               #



      ___________________________________
      #  Filed with this document

Form 10-Q                                                                Page 16