Form 10-K
period 1997-12-31
ICOS CORP / DE
filed 1998-03-31
CIK 874294

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
     [ x ]  Annual Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934

                    For the Fiscal Year Ended December 31, 1997

                                      or
     [   ]  Transition Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934

                        Commission File Number:  0-19171

                                ICOS CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                              91-1463450
      (State of incorporation)                  (I.R.S. Employer
                                                Identification No.)
                             22021 - 20th Avenue S.E.
                            Bothell, Washington 98021
                                 (425) 485-1900
       (Address, including zip code, and telephone number, including area code, of principal executive offices)
       Securities registered pursuant to Section 12(b) of the Act:  None
         Securities registered pursuant to Section 12(g) of the Act:

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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of March 11, 1998.

                                $533,715,264

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of March 11, 1998.

                 Title of Class              Number of Shares
            Common Stock, $.01 par value        39,903,945

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement for the annual meeting of stockholders to be held on May 6, 1998 relating to "Election of Directors," "Continuing Directors (until 1999)," "Continuing Directors (until 2000)," "Other Executive Officers," "Compliance with Section 16(a) of the Securities Exchange Act of 1934," "Compensation of Directors," "Executive Compensation," "1997 Option Grants," "1997 Option Exercises and Year-end Option Values," "Compensation Committee Interlocks and Insider Participation," "Employment Contracts, Termination of Employment and Change of Control Arrangements," "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and
Related Transactions" are incorporated by reference in Part III of this Form 10-K.

                                 ICOS CORPORATION
                                 ----------------

                                 TABLE OF CONTENTS
                                 -----------------

Part I
------
     Item 1.     Business
     Item 2.     Properties
     Item 3.     Legal Proceedings
     Item 4.     Submission of Matters to a Vote of Security Holders

Part II
-------
     Item 5.     Market for the Registrant's Common Equity and Related
                    Stockholder Matters
     Item 6.     Selected Financial Data
     Item 7.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations
     Item 8.     Consolidated Financial Statements and Supplementary Data
     Item 9.     Changes In and Disagreements With Accountants on
                    Accounting and Financial Disclosure

Part III
--------
     Item 10.    Directors and Executive Officers of the Registrant
     Item 11.    Executive Compensation
     Item 12.    Security Ownership of Certain Beneficial Owners and
                    Management
     Item 13.    Certain Relationships and Related Transactions

Part IV
-------
     Item 14.     Exhibits, Consolidated Financial Statement Schedules
                     and Reports on Form 8-K

                                PART  I
Item 1.  Business

Overview
--------

ICOS Corporation ("ICOS" or the "Company") was formed in 1989 to develop and commercialize proprietary pharmaceuticals for the treatment of inflammatory diseases and other serious medical conditions by understanding the underlying mechanisms and identifying the molecular entities involved.

The Company's strategy is to build a biopharmaceutical company that translates a significant number of candidates into break-through products with high commercial potential. ICOS scientists are developing pharmaceutical products that address important cellular and molecular mechanisms in three separate, yet interrelated, areas of the inflammatory process: cell adhesion, the antagonists of proinflammatory mediators and intracellular signal transduction. Each of these mechanisms may provide broad opportunities in the treatment of chronic diseases that have inflammatory components, such as multiple sclerosis ("MS"), and in the treatment of acute inflammatory conditions, such as those associated with acute respiratory distress syndrome ("ARDS"), hemorrhagic shock, myocardial infarction ("MI") and ischemic stroke. In addition, ICOS' programs have identified additional mechanisms that may provide opportunities to treat certain cardiovascular diseases and cancer. ICOS believes that its research and development strategy will allow it to develop novel therapeutics that are more selective in their activities than existing drugs.

When used in this discussion, the words "believes," "intends," "anticipates," "plans to" and "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements." Readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Description of Programs
-----------------------
     Development Pipeline - Overview

The clinical targets that are the subject of ICOS' discoveries include inflammatory and other diseases whose pathology is a result of the dysfunction of the normal cellular mechanisms. The Company has discovered important molecules and mechanisms underlying directed cell movement, the inhibition of proinflammatory mediators and intracellular signal transduction. The chart below summarizes the programs with compounds currently in clinical development.


                        ICOS Clinical Development Projects
                                  (Table 1)
Program                     Product Candidate   Indication                                Status (1)
-------                     -----------------   ----------                                ----------

Cell Adhesion               Hu23F2G             Multiple sclerosis, acute exacerbation    Phase 2 clinical trial
                                                Hemorrhagic shock                         Phase 2 clinical trial
                                                Myocardial infarction                     Phase 2 clinical trial
                                                Ischemic Stroke                           Phase 2 clinical trial

                            ICM3                Severe psoriasis                          Phase 1 clinical trial

--------------------------------------------------------------------------------------------------------------

Antagonists of
Proinflammatory Mediators   rPAF-AH             ARDS                                      Phase 2 clinical trial
                                                Asthma                                    Phase 2 clinical trial
                                                Post-ERCP pancreatitis                    Phase 2 clinical trial

--------------------------------------------------------------------------------------------------------------

Signal Transduction         IC351               Male erectile dysfunction                 Phase 2 clinical trial


       Status as of March 16, 1998
       Phase 1 clinical trial: safety and pharmacology, dose-determining drug regimen
       Phase 2 clinical trial: determination of dose levels and potential efficacy of drug

Cell Adhesion Programs
----------------------

Cell adhesion molecules play a critical role in a variety of immune functions, including cell migration or trafficking. For inflammation to occur, leukocytes, also known as white blood cells, must move from the bloodstream into the tissue. During this process they interact with other cells that promote the activation of additional leukocytes, causing them to move through the blood vessel wall and into the tissue. The interaction between certain cell adhesion molecules on the surface of both the leukocyte and the endothelium facilitates these contacts. To date, a number of cell adhesion molecule families, such as integrins, have been identified.

Integrins are a large family of cell adhesion molecules that, as a class, are expressed throughout the body. Leukointegrins comprise an integrin family that is expressed only on leukocytes. The interactions between the leukointegrins and their primary ligands, known as intracellular adhesion molecules ("ICAMs"), on the endothelium and other leukocytes mediate a variety of immune functions. This mediation promotes leukocyte trafficking and antigen presentation.

Hu23F2G

     Background

The migration of circulating leukocytes into extravascular tissues in the course of inflammation involves a complex series of events. A critical step involves the firm attachment of circulating leukocytes to the endothelial wall. The CD11/CD18 family of cell adhesion molecules found on leukocytes mediate this adhesive interaction. It is believed that by intervening in the adhesion process, much of the inflammation-associated damage can be prevented. Monoclonal antibodies directed to CD11/CD18 adhesion molecules have been shown to protect against leukocyte-mediated tissue injury by blocking adherence in a variety of disease models.

Hu23F2G is a recombinant humanized monoclonal antibody developed by ICOS to block CD11/CD18-mediated cell adhesion in humans. Hu23F2G has been shown in Phase 1 clinical trials to bind to CD11/CD18 cell adhesion molecules on the surface of leukocytes and to block subsequent movement into the surrounding tissue. To date, over 250 subjects have been enrolled in clinical trials of Hu23F2G investigating its use as a therapeutic for the treatment of MS, hemorrhagic shock, MI and ischemic stroke. These trials are designed to gather safety, efficacy and pharmacological data to support further development of the program. ICOS is conducting clinical development of Hu23F2G for the indications described below.

     Clinical Application - Multiple Sclerosis ("MS")

Multiple sclerosis is characterized by destruction of the myelin sheath (demyelination) surrounding the nerve cells in the central nervous system. This destruction leads to a variety of diverse neurologic deficits. It is believed that the demyelination process is associated with an inappropriate inflammatory response and subsequent migration of blood-borne leukocytes into the central nervous system where few leukocytes are normally found. Once in the central nervous system, these leukocytes are believed to damage the myelin sheath surrounding nerve cells.

MS affects approximately 300,000 individuals in the United States. Based on the frequency of exacerbation, ICOS expects 110,000 exacerbations per year are potentially treatable with Hu23F2G. Current treatment for acute exacerbation of MS consists of systemic administration of corticosteroids, usually initiated as intravenous therapy for the first few days of the exacerbation, followed by a course of oral steroid therapy. Other approved treatments include two different forms of interferon-beta for treating relapsing remitting MS by reducing the frequency of acute attacks. Despite the advance represented by the approval of betainterferon, ICOS believes there remains a significant need for therapy to treat acute exacerbations of MS.

ICOS believes that Hu23F2G may reduce the severity and length of recurrent MS exacerbations by interfering with the ability of leukocytes to bind to the vascular endothelium in the brain and spinal cord, thus limiting their movement into these tissues. The Company believes that treatment of the acute exacerbation with Hu23F2G may provide superior treatment outcomes to those provided by corticosteroid treatment and other treatment methods.

ICOS is currently conducting a Phase 2 clinical trial of Hu23F2G in MS patients. The results of the Phase 2 clinical trials of Hu23F2G are expected to provide essential pharmacological efficacy and safety data necessary to support continued development of Hu23F2G for this indication.

     Clinical Application - Hemorrhagic Shock

Each year, approximately 200,000 Americans suffer major trauma and associated blood loss, leading to shock. Approximately 125,000 of these victims are at risk for the development of hemorrhagic shock. A major cause of morbidity and mortality in those who survive the initial injury is multiple organ dysfunction, for which there is no specific treatment. The intensive care necessary for the support of these patients is extremely expensive.

Based on in vitro and in vivo data, it has been hypothesized that multiple organ dysfunction is the result of neutrophil-mediated tissue injury. Resuscitation of the trauma patient by medical staff administering intravenous fluids and blood products leads to the re-establishment of circulation in the affected tissues. Restoring blood flow, oxygen and leukocytes, in particular neutrophils, to these tissues results in activation and adhesion of neutrophils to the endothelium. Once attached to the endothelial lining these activated neutrophils release toxins, such as free radicals and proteases, that damage the endothelium and the surrounding tissue. The consequences of this include edema, hemorrhage and thrombosis that can often result in organ dysfunction and ultimately failure.

Since the adhesion of neutrophils to endothelial cells is inhibited by Hu23F2G, ICOS believes that treatment of trauma-induced hemorrhagic shock patients with Hu23F2G may prevent the development of multiple organ dysfunction and improve overall mortality rates.

ICOS is currently testing Hu23F2G in a Phase 2 clinical trial in patients with trauma-induced hemorrhagic shock at multiple sites to evaluate the compound's safety and efficacy. As in all clinical trials for hemorrhagic shock, the rate of enrollment in the initial Phase 2 clinical trial was affected by the complexities of obtaining informed consent on behalf of hemorrhagic shock patients. New regulations regarding informed consent are expected to increase the rate of enrollment in the expanded Phase 2 trial.

     Clinical Application - Myocardial Infarction ("MI")

Each year, approximately 1.5 million myocardial infarctions occur in the United States, resulting in significant morbidity and mortality. During an MI, a coronary artery becomes blocked, impairing blood flow to a region of the heart and damaging surrounding tissue. A significant portion of the tissue injury and death is thought to be caused by neutrophil-mediated inflammatory mechanisms. Current treatment of MI is unable to protect at-risk tissue from this neutrophil-mediated damage.

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

ICOS has initiated an expanded Phase 2 clinical trial of Hu23F2G for the treatment of MI at multiple clinical sites.

     Clinical Application - Ischemic Stroke

In situations analogous to those in MI, during an ischemic stroke a blood vessel in the brain becomes blocked and blood flow to a region of the brain is reduced. This ischemia results in injury and death of the affected tissue. Although the stroke event arises from the blockage of one or more cerebral blood vessels by a blood clot, as in MI, a significant portion of the tissue injury and death is thought to be caused by neutrophil-mediated inflammatory mechanisms. Data from preclinical studies has indicated that Hu23F2G inhibits neutrophil functions shown to be important for neutrophil-induced damage. The Company believes the treatment with Hu23F2G of patients who have suffered a stroke may limit the degree of inflammatory tissue damage and protect significant amounts of tissue and, thus, may decrease the extent of brain damage for these patients. A Phase 2 clinical trial of Hu23F2G for the prevention of brain damage in ischemic stroke was begun in September 1997 at multiple clinical sites.

ICM3

     Background

T cell stimulation by antigen presenting cells is one of the early events in the immune response that leads to inflammation. ICAMs are cell surface proteins known to mediate the interaction between T cells and antigen presenting cells. Known ICAMs include ICAM-1, ICAM-2 and ICAM-3. In comparison to the other ICAMs, the expression pattern of ICAM-3 has been shown by ICOS scientists to differ from the sites of expression on ICAM-1 and ICAM-2. Whereas ICAM-1 and ICAM-2 are primarily found on the surfaces of endothelial cells and activated leukocytes, ICAM-3 expression is normally restricted to leukocytes themselves. Because ICAM-3 is expressed at high levels independent of the state of cell activation, ICAM-3 is believed to be involved in the earliest stages of T cell activation and is therefore an attractive target for early intervention to improve the outcome in T cell-mediated inflammatory conditions.

A proprietary series of anti-ICAM-3 antibodies developed by ICOS has been shown to inhibit T cell activation. One antibody, known as ICM3, is a recombinant humanized monoclonal antibody that has been shown by ICOS scientists to block ICAM-3 and function as an inhibitor of T cell activation in both in vitro and clinical models.

     Clinical Application - Psoriasis

Psoriasis is a common inflammatory disorder affecting approximately five million Americans. Most psoriasis patients are treated with topical therapy. About 20% have a moderate or severe form of the disease that does not respond to this treatment, thereby requiring systemic therapy. Existing forms of systemic therapy include phototherapy, retinoids and cyclosporin, all of which have significant side effects. There is, therefore, a need for effective and safe new systemic treatments.

ICOS believes that ICM3 treatment may effectively diminish the T cell inflammatory component of psoriasis which may result in clinical remission of the disease. ICOS is currently testing ICM3 in a Phase 1 clinical trial for the treatment of psoriasis.

Antagonists of Proinflammatory Mediators Programs
-------------------------------------------------

Recombinant Platelet-Activating Factor Acetylhydrolase ("rPAF-AH")

     Background

Platelet-activating factor ("PAF") is a potent proinflammatory mediator with diverse biological effects and is implicated in a number of debilitating inflammatory conditions, including acute pancreatitis, ARDS, necrotizing enterocolitis and asthma. It is produced naturally by a variety of human cells, including endothelial cells, leukocytes, platelets and mast cells. PAF affects a variety of cells that are involved in the inflammatory process, including leukocytes, platelets and vascular endothelial cells, and acts by binding to specific receptors, thereby increasing the inflammatory response.

Platelet-activating factor acetylhydrolase is a naturally occurring enzyme that destroys PAF and eliminates its proinflammatory effects. ICOS is developing rPAF-AH, the recombinant form of PAF-AH, as an agent for the treatment of diseases characterized by PAF activity.

In 1997, the Company formed a joint venture with Suntory Limited of Japan ("Suntory"). To facilitate the joint venture, Suncos Corporation
("Suncos") was formed to develop and commercialize rPAF-AH for use worldwide. See "Collaborations."

     Clinical Application - Acute Respiratory Distress Syndrome ("ARDS")

ARDS is a complication of acute lung inflammation associated with several clinical conditions, including acute pancreatitis, massive blood transfusion, septic shock, and trauma. There are approximately 650,000 persons at risk for developing ARDS each year in the United States and of these, approximately 150,000 develop ARDS, for which the mortality rate is approximately 40%. Current therapy for ARDS is supportive.

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

ICOS is conducting a Phase 2 clinical trial of rPAF-AH to evaluate its use for the treatment of patients at risk for ARDS.

     Clinical Application - Asthma

Each year, approximately 300,000 people are hospitalized with severe asthma. Although there are a number of effective drugs for asthma, the disease still causes considerable morbidity and mortality. Asthma is characterized by a reversible narrowing of the airways and chronic airway inflammation. In preclinical studies, PAF has been shown to cause bronchioconstriction of the airways similar to that observed in asthma patients. ICOS is currently conducting a Phase 2 clinical trial to evaluate the potential of rPAF-AH for the treatment of asthma.

     Clinical Application - Pancreatitis

Each year, approximately 40,000 people in the United States suffer from acute pancreatitis. Currently, there is no specific therapy available to treat this disease. PAF has been implicated as a mediator of acute pancreatitis. In preclinical models, rPAF-AH has been demonstrated to reduce the severity of pancreatitis. ICOS is conducting a Phase 2 clinical trial to evaluate the potential of rPAF-AH for the treatment of pancreatitis following an endoscopy procedure known as endoscopic retrograde cholanglo pancreatography, or ERCP.

Preclinical and Research - Antagonists of Proinflammatory Mediators

ICOS is conducting preclinical research on additional compounds that show promise as antagonists of proinflammatory mediators.

     Macrophage Derived Chemokine

Investigators at ICOS discovered macrophage derived chemokine ("MDC"), a novel chemokine involved in the regulation of the immune and inflammatory response. MDC has recently been shown to be involved in the host response to viral infection.

     Chemokine Antagonists

ICOS' research in the area of inflammation led to the discovery of several novel chemokine receptors. Chemokines are a large family of secreted immunoregulatory proteins that selectively regulate the migration of immune cells to sites of inflammation. It is believed that chemokine antagonists could be efficacious in the treatment of specific immune dysfunction in inflammatory and infectious diseases without the side effects seen with current immunosuppressive therapies.

Signal Transduction Programs
----------------------------
IC351

     Background

Research over the past 15 years has led to a better understanding of how cells interact to coordinate the growth and maintenance of tissues in the human body. The key to this interaction is intracellular signal transduction -- the transmission of a signal from the exterior to the interior of a cell -- which results in the activation or suppression of specific genes or metabolic pathways.

Physiologically, the concentrations of two second messenger molecules, cAMP and cGMP, influence a wide range of cellular functions. The intracellular concentration of cAMP and cGMP in the cell is generally controlled by the relative activity of two types of enzymes: cyclases, which produce these second messengers, and phosphodiesterases or PDEs, which inactivate these second messengers.

There are at least 15 human genes that encode more than 20 different PDEs that can be categorized into seven distinct PDE types. The Company has cloned and expressed a majority of these PDEs, each of which has been shown to target particular signal transduction pathways. These diverse proteins are not, however, uniformly expressed and distributed throughout the body, but rather are found in differing concentrations in different tissues and cells. This tissue-selective expression may provide opportunities for specific intervention and development of selective therapeutics that inhibit a single type of PDE enzyme.

     Clinical Application - Male Erectile Dysfunction

From 1991 to 1997, the Company worked with Glaxo Wellcome (formerly Glaxo Group Ltd. and Glaxo, Inc.) to identify and develop potential pharmaceutical products that have a therapeutic effect by modulating PDE activity. The first of these compounds, now called IC351, is one such PDE modulator. Such agents may be useful in a variety of inflammatory diseases and cardiovascular disorders. Male erectile dysfunction ("MED"), sometimes called impotence, is estimated to affect 10-20 million men in the United States. This condition can be the consequence of several underlying factors that coexist in patients with MED. ICOS is developing IC351, an inhibitor of one type of PDE known as phosphodiesterase type 5. PDE5 is part of the signal transduction system in vascular smooth muscle that acts to control the level of cGMP. IC351 is a potent and selective blocker of PDE5 function. When a guanylyl cyclase in the vascular smooth muscle cell has been triggered to produce cGMP by an external signal, IC351, by blocking this PDE, prvents the PDE5 from destroying the cGMP. Thus, IC351 can be thought of as a contingent agonist, a compound whose action is contingent upon the presence of a signal triggering a cGMP increase. Administration of IC351 is expected to increase cGMP in the vascular smooth muscle leading to vessel relaxation and increased blood flow in response to stimuli. ICOS is conducting a Phase 2 clinical trial of IC351 overseas to evaluate its potential for the treatment of MED. Further, the Company is evaluating the potential use of IC351 for the treatment of angina, hypertension and congestive heart failure.

Preclinical and Research - Signal Transduction Programs

ICOS scientists are evaluating several other potential products in the area of signal transduction. These programs are in various stages of preclinical and research development.

     PDE4 Selective Inhibitor

Basic research demonstrated that inhibitors of PDE4 increase cAMP, a cyclic nucleotide, and attenuate cellular responses in many proinflammatory cell types. ICOS has a number of potent PDE4-selective inhibitors currently being evaluated in various disease models of inflammation.

     Cell Cycle Checkpoint Modulators

Cell division is controlled, in part, by proteins that monitor the integrity of genomic DNA. Chromosomal DNA damage activates these checkpoint proteins to arrest the cell division cycle. A panel of cell cycle check point proteins have been identified and cloned at ICOS. Modulation of checkpoint protein activity may have therapeutic benefit in proliferative disorders, including cancer and diseases of the immune system.

     Anchoring Protein Modulators

ICOS scientists seek to understand the cellular response to a stimulus that leads to the localization of enzymes. Research at ICOS has shown that certain molecules, called anchoring proteins, bind to signaling enzymes and anchor them to specific compartments in a cell. Modulators that affect the binding of anchoring proteins to an enzyme offer a new approach to therapeutic development for treatment of certain inflammatory and neurological diseases.

Small Molecule Discovery Program
--------------------------------

The Company's scientists are also working to identify and develop synthetic small molecule-based therapeutics designed to exploit the Company's knowledge of the mechanisms of inflammation. The Company has developed a proprietary in-house, high-throughput small molecule screening program. ICOS has assembled an extensive library of chemicals, consisting of synthetic organic molecules, through its collaborations and independent compound acquisitions. This library has been used successfully to identify potential drug candidates for a number of molecular targets within the Company's research and development programs.

Clinical Production Facility
----------------------------

The Company has manufactured recombinant protein-based clinical materials to support its previous and current clinical trials in its own production facility. This facility is capable of utilizing both microbial and mammalian-based production processes and was designed to meet Food and Drug Administration ("FDA") requirements for the production of marketable products. The facility is suited for the production of purified recombinant protein bulk product. As such, the Company anticipates that vialing and other finishing steps will be completed under contract with other companies. See "Important Factors Regarding Forward-Looking Statements."

Collaborations
--------------

The Company has entered into arrangements with other parties to access technology and facilitate and fund the development and marketing of certain of its products.

In 1991, the Company entered into a collaboration agreement with Glaxo Wellcome to identify and develop pharmaceutical products that may have a therapeutic impact on PDE activity and be useful in a variety of inflammatory diseases and cardiovascular disorders. In early 1997, ICOS and Glaxo Wellcome changed the terms of their agreement, giving both ICOS and Glaxo Wellcome the right to independently continue research and development of compounds that inhibit PDEs. Under the revised terms, ICOS retains commercial and intellectual property rights to PDE inhibitors arising from the collaboration, including potential treatments for cardiovascular diseases and MED in exchange for future royalties payable to Glaxo Wellcome on sales of such compounds. One such compound, now called IC351, is in a Phase 2 clinical trial overseas to evaluate its potential for the treatment of MED. Glaxo Wellcome is free to conduct research and development of PDE inhibitors independent of ICOS.

In April 1995, the Company formed a collaboration with Abbott Laboratories that seeks to discover small molecule drugs that modulate the intracellular signaling connections of certain ICAMs and integrins. In September 1997, ICOS and Abbott Laboratories expanded and extended their relationship to include small molecule antagonists of the extracellular domains of certain integrins and ICAMs. Under the terms of the agreement, each company will have exclusive rights to drugs against specific molecular targets with royalties and milestone obligations to the other party. Each party will be responsible for the development, registration and commercialization of its own products. In addition, the collaboration provided the Company with a library of chemical compounds for use in its own discovery programs.

In February 1997, the Company and Suntory as joint venture partners
formed Suncos to develop and commercialize    rPAF-AH worldwide.  Under
the terms of the arrangement, the joint venture was established with a $30 million cash investment by Suntory to Suncos. ICOS licensed, on a worldwide basis, all rights for rPAF-AH to Suncos. In exchange, both ICOS and Suntory received 50% ownership in Suncos. Suntory has rights and obligations to participate in the development and commercialization of rPAF-AH in Japan and ICOS has similar rights and obligations with respect to the United States. Suncos will be managed jointly by Suntory and ICOS. Suntory and ICOS will each pay royalties to Suncos on sales of rPAF-AH products in its respective territory.

From time to time, the Company enters into research collaborations with various institutions and scientists to expand ICOS' access to new scientific developments, technologies and discoveries in certain areas. ICOS has contracted with several academic, corporate and institutional collaborators to conduct certain research and development activities relating to the products discussed herein. The Company has also entered into certain license agreements with respect to different technologies in addition to the agreements noted above. ICOS' agreements with these organizations generally provide that the Company will fund either the research or development of the technology, or both, and will obtain an exclusive license or option to the technology developed, subject to certain royalty and other obligations.

Research, Product Development and Commercialization Strategies
--------------------------------------------------------------

ICOS' research and product development efforts comprise three basic stages prior to commercialization. The initial stage, research, includes early-stage discoveries through the identification of preclinical targets. During research, the Company tests candidate molecules in relevant preclinical models of disease. During the preclinical stage a specific preclinical target is selected and the research and development project personnel work to establish a production process. After review of the Investigational New Drug ("IND") application by the FDA, Phase 1 clinical trials are commenced to determine a product candidate's safety and pharmacological profile. The Company's Phase 1 clinical trials are frequently designed to support the initiation of multiple Phase 2 clinical trials for distinct indications. Phase 1 safety and pharmacology clinical trials lead to Phase 2 clinical trials designed to establish the likely therapeutic dose and potential efficacy. ICOS' product development strategy emphasizes the acquisition of Phase 2 clinical data to determine a particular product candidate's utility in a specific disease indication. A drug candidate may then enter Phase 3 clinical trials, where its efficacy will be verified through additional human clinical trials. Once Phase 3 clinical trials are successfully completed, a Biological License Application ("BLA"), or New Drug Application ("NDA") for small molecule products, is submitted to the FDA. Product launch and commercialization depend on approval of the BLA or NDA by the FDA. See "Governmental Regulation."

The Company intends to select specific indications for potential products that merit study in Phase 3 clinical trials with a view to full commercialization based on data generated from relevant preceding clinical work and ICOS' analysis of the best utilization of its resources. The Company does not expect to conduct Phase 3 clinical trials on all the potential indications for its products.

The Company plans to develop the capabilities necessary to bring the promising products of its research and development activities into the marketplace. If the Company determines that it is strategically advantageous to enter into a collaboration with another firm, the Company's preference is to enter into collaborations with companies where ICOS has the opportunity to share equally in research and product development and co-promote and share profits from any products arising from the collaboration. The Company may, however, choose to license its technology when it feels it is in the Company's best interest. There can be no assurance that additional joint venture or collaborative arrangements will be available on terms acceptable to the Company. See "Collaborations."

To support the clinical development of Hu23F2G, rPAF-AH and ICM3 (the "Partnership Products"), ICOS formed, and transferred certain of its rights to the Partnership Products to ICOS Clinical Partners, L.P. (the "Partnership"). The Partnership completed the sale to private investors of interests in the Partnership in August, 1997. This sale will result in net proceeds to the Partnership of approximately $79.8 million over a three year period to fund continued development by the Company of the Partnership Products. ICOS has the option to purchase all of the limited partnership interests in the Partnership.

The Company's research and development expenses during 1997, 1996 and 1995 were $42.8 million, $30.0 million, and $24.0 million, respectively.

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

The Company expects to encounter significant competition for the products it plans to develop. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. A number of biotechnology and pharmaceutical companies are developing anti-inflammatory and cardiovascular products aimed at the same indications as those ICOS has targeted. Some of these have entered clinical trials or are commercially available. Several have been in business longer than ICOS, have greater financial resources and have more experience in obtaining and negotiating with corporate partners. There can be no assurance that research and discoveries by others will not render the Company's programs or products uneconomical or result in therapies superior to any therapy developed by the Company or that any of the Company's products will be preferred to any existing or newly developed technologies.

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

Governmental Regulation
-----------------------

Regulation by governmental authorities in the United States, Europe, Japan and other foreign countries is a significant factor in the manufacture and marketing of the Company's potential products and in its ongoing research and product development activities. Virtually all the Company's products, those of Suncos, its joint venture with Suntory, and those licensed to the Partnership will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval requirements by the FDA and comparable agencies in foreign countries. The time required for completing such testing and obtaining such approvals is uncertain. Any delay in testing may delay product development. In addition, delays or rejections may be encountered based on changes in FDA or foreign regulatory policy during the period of product development and testing. Various federal statutes and regulations also regulate the manufacturing, safety, labeling, storage, record-keeping and marketing of such products. The lengthy process of obtaining regulatory approvals and ensuring compliance with appropriate federal statutes and regulations requires the expenditure of substantial resources. Any delay or failure by ICOS to obtain regulatory approval could adversely affect the commercialization of products being developed by the Company, its ability to receive product, collaborative research or royalty revenue and, thus, its liquidity and capital resources.

Preclinical studies are generally conducted in the laboratory to evaluate the potential efficacy and the safety of a therapeutic product. The results of these studies are submitted to the FDA as part of an IND application, which must be reviewed by FDA personnel before clinical testing can begin. Once the FDA is satisfied with the submission, the clinical trials in human subjects can commence. Typically, clinical evaluation involves three sequential phases, which may overlap. During Phase 1, clinical trials are conducted with a relatively small number of subjects to determine the early safety profile of a drug, as well as the pattern of drug distribution and drug metabolism by the subject. In Phase 2, trials are conducted with groups of patients afflicted by a specific target disease to determine preliminary efficacy, optimal dosages, and dosage tolerance and to gather additional safety data. In Phase 3, large-scale, multicenter comparative trials are conducted with patients afflicted with a specific target disease to provide data for the statistical proof of efficacy and safety as required by the FDA and others. The FDA, the clinical trial sponsor or the investigator may suspend clinical trials at any time if it believes that clinical subjects are being exposed to an unacceptable health risk.

The results of preclinical and clinical testing are required to be submitted to the FDA in the form of an NDA for small molecule products or a BLA for biological products. In responding to an NDA or BLA, the FDA may grant marketing approval, request additional information, or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all. The failure to obtain timely permission for clinical testing or timely approval for product marketing would materially affect the Company. Product approvals may subsequently be withdrawn if compliance with regulatory standards is not maintained or if problems are identified after the product reaches the market. The FDA may require testing and surveillance programs to monitor the effect of a new product and may prevent or limit future marketing of the product based on the results of these postmarketing programs.

Some of the Company's potential products may qualify as orphan drugs under the Orphan Drug Act of 1983. This act generally provides incentives to manufacturers to undertake development and marketing of products to treat relatively rare diseases or diseases where fewer than 200,000 persons annually in the United States would be likely to receive the treatment. A drug that receives orphan drug designation by the FDA and is the first product to receive FDA marketing approval for its product claim is entitled to a seven-year exclusive marketing period in the United States for that product claim. A drug that is considered by the FDA to be different from a particular orphan drug is not barred from sale in the United States during such seven-year exclusive marketing period.

The Company's policy is to conduct its research activities in compliance with the National Institute of Health Guidelines for Research Involving Recombinant DNA Molecules. The Company is also subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's work. The extent and character of governmental regulation that might result from future legislation or administrative action cannot be accurately predicted. See "Important Factors Regarding Forward-Looking Statements."

Patents and Trade Secrets
-------------------------

Because of the length of time and expense associated with bringing new products through development and the governmental approval process to the marketplace, the pharmaceutical industry has traditionally placed considerable importance on obtaining and maintaining patent protection for significant new technologies, products and processes. This is equally true for emerging biotechnology companies and, as such, the Company has applied, and is applying, for patents for its products and certain aspects of its technologies. To date, the Company has filed approximately 137 U.S. patent applications on its own behalf or on behalf of its exclusive licensors. The United States Patent and Trademark Office (the "USPTO") has issued patents to ICOS for 35 of these applications.

The enforceability of patents issued to biotechnology and pharmaceutical firms is highly uncertain. Federal court decisions indicating legal considerations surrounding the validity of patents in the field are in transition, and there can be no assurance that the historical legal standards surrounding questions of validity will continue to be applied or that current defenses as to issued patents in the field will, in fact, be considered substantial in the future. In addition, there can be no assurance as to the degree and range of protection any patents will afford, whether patents will issue or the extent to which the Company will be successful in not infringing patents granted to others. If certain patents issued to others are upheld or if certain patent applications filed by others are issued as patents and are upheld, the Company may be unable to market a product or may be required to obtain a license to do so. ICOS has entered into nonexclusive license agreements, and anticipates entering into additional license agreements in the future, with third parties for technologies that may be useful or necessary for the manufacture of the Company's products. The Company believes that such additional licenses will be available on commercially reasonable terms. The Company has initiated discussions with commercial entities which hold United States patents which may be needed for some of the Company's activities. There can be no assurance that such licenses, if required, will be available on acceptable terms, if at all.

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

Human Resources
---------------

As of December 31, 1997, ICOS employed 252 individuals. Approximately 231 ICOS employees are engaged in research or development activities and 21 in general and administrative positions.

Important Factors Regarding Forward-Looking Statements
------------------------------------------------------

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time.

Early Stage of Development; Lack of Commercial Products; No Assurance of
------------------------------------------------------------------------
Successful Product Development.  The Company has not yet completed the
-------------------------------
development of any products and does not expect to have any products commercially available for several years, if at all. The Company's potential products will require significant additional development, preclinical and clinical testing, regulatory approval and additional investment prior to commercialization. There can be no assurance that further research and development will be successful or will result in therapeutic products that will qualify for approval or be approved by regulatory authorities in order for commercial sales to begin.

Uncertainty Associated With Clinical Testing.  Results of initial
--------------------------------------------
preclinical and clinical testing of products under development by the Company are not necessarily predictive of results that will be obtained from subsequent or more extensive preclinical and clinical testing.
There can be no assurance that clinical trials of Company products under development will be completed or will demonstrate the products' safety and efficacy. The failure to adequately demonstrate safety and efficacy could significantly delay or prevent regulatory approval of a product. There can be no assurance that unacceptable toxicities or side effects will not occur at any time in the course of human clinical trials or commercial use of the Company's products. The appearance of any such unacceptable toxicities or side effects could cause the Company to interrupt, limit, delay or abort the development of any of its products or, if previously approved, necessitate their withdrawal from the market. Furthermore, there can be no assurance that disease resistance or other physiological factors will not limit the efficacy of the Company's products. Delays in patient enrollment in the Company's current clinical trials or future clinical trials may result in increased costs, program delays or both, which could have a material adverse effect on the Company.

Continuing Operating Losses.  The Company has not generated revenues from
---------------------------
the commercialization of any products. The Company anticipates that its operating expenses and capital expenditures will increase significantly in 1998 and subsequent years and expects to incur substantial operating losses at least until sales of its potential products commence. The development of the Company's products will require the commitment of substantial resources to conduct the time-consuming research, preclinical development and clinical trials necessary to bring such products to market and to establish production and marketing capabilities. There can be no assurance that the Company will generate significant product revenues or achieve profitability.

Additional Financing Requirements and Access to Capital.  Substantial
-------------------------------------------------------
additional funding will be required for the Company's operations. The Company may seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Adequate funds may not be available when needed or on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay, scale back or eliminate expenditures for certain of its programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop or commercialize itself.

Dependence on Others.  Under the Company's collaborative agreements with
--------------------
Abbott Laboratories, certain development efforts, regulatory compliance, manufacturing and marketing activities may be performed primarily by Abbott Laboratories. Similarly under the Company's joint venture with Suntory, certain development and manufacturing activities and regulatory and marketing activities related to product sales in Japan may be performed by Suntory. The Company may enter into similar agreements with other collaborators in the future. Continued collaborator participation will depend not only on the achievement of research objectives by the Company and its collaborators, which cannot be assured, but also on each collaborator's own financial, competitive, marketing and strategic considerations, which are outside the Company's control. Such strategic considerations may include the relative advantages of alternative products being marketed or developed by others, including relevant patent and proprietary positions. There can be no assurance that the interest and motivations of the Company's collaborators are, or will remain, consistent with those of the Company or that such collaborators will successfully perform their development, regulatory compliance, manufacturing or marketing functions and that such current or future collaborations will continue. Furthermore, there can be no assurance that the Company will be able to negotiate additional acceptable collaborative arrangements in the future or that any such arrangements would be successful.

Uncertain Availability of Third-Party Reimbursement and Product Pricing.
-----------------------------------------------------------------------
The Company's ability to commercialize products successfully will depend substantially on reimbursement of the costs of such products and related treatments at acceptable levels from government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). There can be no assurance that reimbursement in the United States or foreign countries will be available for any products the Company may develop or, if available, will not be decreased in the future, or that reimbursement amounts will not reduce the demand for, or the price of, the Company's products, thereby adversely affecting its business.

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

Limited Manufacturing Capabilities; No Marketing or Sales Capability.
--------------------------------------------------------------------
ICOS currently anticipates the need to hire additional personnel skilled in the manufacturing, clinical testing and regulatory compliance processes. There can be no assurance that ICOS will be able to acquire such resources or establish relationships with others to supplement its resources. ICOS may not have sufficient manufacturing capacity to manufacture its potential biological products in commercial quantities. Moreover, ICOS' manufacturing capacity may be inadequate to complete all clinical trials contemplated by the Company. Although ICOS expects to develop such capacity by expanding its current facilities, building new facilities or contracting with others for manufacturing services, there can be no assurance that such capacity will be developed or be available on a timely basis. The Company does not have facilities for the manufacture of small molecule products. Should the Company decide to market certain of its potential products through a direct sales force in certain markets, if and when regulatory approval is obtained, the Company would be required to either hire a sales force with expertise or contract with a third party to provide a sales force. There can be no assurance that the Company will be able to establish such a sales force or be successful in establishing other channels for distributing its potential products.

Uncertainty Relating to Patents and Proprietary Rights.  The Company's
------------------------------------------------------
ability to compete effectively with others is materially dependent on the proprietary nature of the Company's patents and technologies. The Company has applied and will continue to apply for patents for its products and certain aspects of its technology, products and processes. The enforceability of certain patents issued to biotechnology firms is highly uncertain. Federal court decisions indicating legal considerations surrounding the validity of biotechnology patents are in transition, and there can be no assurance that the historical legal standards surrounding questions of patent validity will continue to be applied or that current defenses as to issued patents will, in fact, be considered substantial in the future. In addition, there can be no assurance as to the degree and range of the protection any patents will afford, whether patents will be issued, or the extent to which the Company will be successful in not infringing on any patents granted to others. ICOS has entered into nonexclusive license agreements, and anticipates entering into additional license agreements in the future, with third parties for technologies which may be useful or necessary for the manufacture of the Company's products. The Company believes that such additional licenses will be available on commercially reasonable terms. The Company has initiated discussions with commercial entities which hold United States patents that may be needed for some of the Company's activities. There can be no assurance that any licenses required under any patents or proprietary rights will be made available on terms acceptable to the Company, if at all. If the Company does not obtain required licenses, it could encounter delays in product development while it attempts to design around the patents, or it could find that the development, manufacture or sale of products requiring such licenses could be foreclosed. In addition, the Company could incur substantial costs in defending any patent litigation brought against it or in asserting its patent rights, including those licensed to it by third parties, in a suit against another party. Additionally, there can be no assurance that the Company's confidentiality agreements will adequately protect its trade secrets, know-how or other proprietary information.

Technological Change and Competition.  The Company is involved in an
------------------------------------
intensely competitive field. There are many companies and institutions, both public and private, including pharmaceutical companies, chemical companies, specialized biotechnology companies and research and academic institutions, that are engaged in developing synthetic pharmaceuticals and biotechnological products for human therapeutic applications, including the applications targeted by the Company. A number of competitors are conducting research and development in the areas of cell-trafficking, mediators of inflammation and intracellular signal transduction, and research by others specifically addresses areas of technology and/or medical indications or conditions targeted by the Company. Many of these companies have substantially more capital, research and development, regulatory, manufacturing, marketing, human and other resources and experience than the Company and may succeed in developing products that are more effective or less costly than any that may be developed by the Company and may also be more successful than the Company in production or marketing. In addition, other recently developed technologies are, or may in the future be, the basis for competitive products. There can be no assurance that competitors will not succeed in developing technologies and products that are more effective than any being developed by the Company or that would render the Company's technology and products obsolete or noncompetitive.

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

Governmental Regulation.  The FDA and comparable agencies in foreign
-----------------------
countries impose substantial requirements on biotechnology and pharmaceutical companies during development of potential products. These requirements include lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures surrounding the development and testing of proposed products. Governmental regulation also affects the manufacture and marketing of pharmaceutical products. Any future FDA or other governmental approval of products developed by the Company may entail limitations on the indicated uses for which such products may be marketed. The effect of governmental regulation may be to delay marketing new products for a considerable period of time, to impose costly requirements on the Company's activities or to provide a competitive advantage to other companies that compete with the Company. There can be no assurance that FDA or other regulatory review or approval for any product or proposed product will be granted on a timely basis, if at all. A delay in obtaining or failure to obtain such approvals could adversely affect the Company's liquidity and capital resources.

Potential Product Liability.  The Company faces an inherent business risk
---------------------------
of exposure to product liability claims in the event that the use of its technology or products is alleged to have resulted in adverse effects. Such risk exists in human clinical trials. There can be no assurance that the Company can avoid significant product liability exposure. A product liability claim could materially adversely affect the business, financial condition or future prospects of the Company. Although the Company has in place product liability insurance it believes is appropriate to its current level of clinical trials, there can be no assurance that the Company will be able to maintain such coverage in the future on acceptable terms or that such insurance will provide adequate coverage against potential liabilities. There can be no assurance that adequate insurance coverage will be available at acceptable costs, if at all.

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

Key Personnel.  The Company is highly dependent on its scientific and
-------------
administrative staff and management team. The loss of any of these individuals could adversely affect the Company. The Company is also highly dependent on its ability to attract and retain qualified scientific, technical and key management personnel. There is intense competition for qualified personnel in the areas of the Company's activities and there can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its business.

Item 2.  Properties

ICOS leases and/or owns approximately 130,000 square feet of space in four buildings located in Bothell, Washington, a suburb of Seattle. The Company's leases expire from 1999 to February 2004, with options to renew for additional five-year periods. The Company's principal administrative offices, research laboratories, and clinical production facility occupy approximately 105,000 square feet. In December 1992, the Company purchased approximately seven acres of undeveloped land adjacent to its leased facilities. This purchase gives the Company the flexibility to expand in its current geographic location. Over the next several years, the Company plans to lease or acquire additional facilities to accommodate the activities and personnel as necessary to further develop its products.

Item 3.  Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of ICOS' stockholders during the fourth quarter of its fiscal year ended December 31, 1997.

                                PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

ICOS Common Stock trades on the Nasdaq Stock Market under the symbol ICOS. As of December 31, 1997, there were 2,367 holders of record of Common Stock. The Company has never paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. The Company intends to retain future earnings and capital for use in its business. The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by the Nasdaq Stock Market.


     1996                       High         Low
     ----                       ----         ---

     First Quarter            $10 3/8      6 1/2
     Second Quarter             9 3/4      7 5/8
     Third Quarter              9 1/4      6 1/2
     Fourth Quarter             9          7

     1997
     ----

     First Quarter               9 1/4      7 1/4
     Second Quarter              8 9/16     6 7/16
     Third Quarter              14 3/8      7 7/8
     Fourth Quarter             19 1/4     11

     1998
     ----

     First Quarter
     (through March 1, 1998)     18 3/4    13 1/2

Item 6.  Selected Financial Data

The information set forth below should be read in conjunction with
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and Notes thereto included in this Form 10-K.


                                                             Year Ended December 31,
                                                       (in thousands, except per share data)

                                       ----------------------------------------------------------
                                            1997        1996         1995        1994        1993
                                            ----        ----         ----        ----        ----

Statement of Operations Data:

Revenues:
   Collaborative research and
     development from related parties   $ 21,076    $      -     $      -    $      -    $      -
   License of technology to related
      party                                8,500           -            -           -           -
   Other                                   2,000       2,000        1,500           -          90
                                        --------    --------     --------    --------    --------

        Total revenues                    31,576       2,000        1,500           -          90
                                        --------    --------     --------    --------    --------

Operating expenses:
   Research and development               42,783      30,011       24,039      21,272      18,116
   General and administrative              2,737       2,555        2,482       2,835       2,873
                                        --------    --------     --------    --------    --------
        Total operating expenses          45,520      32,566       26,521      24,107      20,989
                                        --------    --------     --------    --------    --------
        Operating loss                   (13,944)    (30,566)     (25,021)    (24,107)    (20,899)
                                        --------    --------     --------    --------    --------
Other income (expense):
   Investment income                       2,164       2,070        1,768       1,498       3,134
   Interest expense                            -           -          (52)       (125)       (165)
   Other, net                               (235)          1          (64)        (14)         (8)
                                        --------    --------     --------    --------    --------
                                           1,929       2,071        1,652       1,359       2,961
                                        --------    --------     --------    --------    --------
         Net loss                       $(12,015)   $(28,495)    $(23,369)   $(22,748)   $(17,938)
                                        ========    ========     ========    ========    ========

Net loss per common share -
   basic and diluted                    $   (.30)   $   (.77)    $   (.73)   $   (.88)   $   (.71)
                                        ========    ========     ========    ========    ========

Weighted average common shares
   outstanding - basic and diluted        39,595      36,805       32,194      25,946      25,401


                                                                   December 31,
                                                                  (in thousands)
                                        ----------------------------------------------------------


                                           1997         1996         1995        1994        1993
                                           ----         ----         ----        ----        ----

Balance Sheet Data:

   Cash and cash equivalents,
      investment securities and
      interest receivable              $ 25,773     $ 41,820     $ 21,376    $ 44,485    $ 44,402
   Other current assets                   2,956          693          732         711         709
   Restricted investment securities           -            -            -       1,800       2,400
   Net property and equipment            17,950       15,627       15,386      11,309      11,353
   Other non-current assets               7,386           65          241         229           6
                                       --------     --------     --------    --------    --------
         Total assets                    54,065       58,205       37,735      58,534      58,870

   Current liabilities                 $  4,193     $  2,938     $  4,443    $  3,441    $  2,291
   Obligations under capital lease
      excluding current installments          -            -            -          74         984
   Stockholders' equity                  49,872       55,267       33,292      55,020      55,595
                                       --------     --------     --------    --------    --------
         Total liabilities and
            stockholders' equity       $ 54,065     $ 58,205     $ 37,735    $ 58,535    $ 58,870
                                       ========     ========     ========    ========    ========

Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Risks and Uncertainties
-----------------------

This discussion contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The Company's future cash requirements and expense levels will depend on many factors, including continued scientific progress in its research and development programs; the results of research and development, preclinical studies and clinical trials; acquisitions of products or technology, if any; relationships with corporate collaborators; competing technological and market developments; the time and costs involved in filing, prosecuting patents and enforcing patent claims; the regulatory process, the time and costs of manufacturing scale-up and commercialization activities; and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligations to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Overview
--------

The Company is developing and commercializing proprietary pharmaceutical candidates for the treatment of inflammatory diseases and other serious medical conditions by understanding the underlying mechanisms and identifying the molecular entities involved.

The Company's strategy is to identify therapeutic targets through an understanding of inflammation at the molecular level. The Company is developing pharmaceutical products that address important cellular and molecular mechanisms in three separate, yet interrelated, areas of the inflammatory process: directed cell movement, the inhibition of proinflammatory mediators and intracellular signal transduction. Each of these different mechanisms may provide broad opportunities in the treatment of chronic diseases that have inflammatory components, such as multiple sclerosis ("MS"), and in the treatment of acute inflammatory conditions, such as those associated with acute respiratory distress syndrome ("ARDS"), hemorrhagic shock and myocardial infarction. In addition, the Company's other programs have yielded additional approaches that may be useful in treating cardiovascular diseases and cancer. The Company believes that its discoveries will allow it to develop novel therapeutics that are more selective in their activities than existing drugs.

During 1996, the Company initiated a Phase 2 clinical trial with Hu23F2G in patients with trauma-induced hemorrhagic shock and continued the Phase
1 evaluation of Hu23F2G.   A  Phase 2 clinical trial of Hu23F2G for acute
exacerbations of MS was initiated in 1997. During 1997, the Company continued its Phase 2 clinical trial of Hu23F2G for acute exacerbations of MS and commenced two Phase 2 clinical trials of Hu23F2G for the treatment of myocardial infarction and ischemic stroke. In 1996, the Company began a Phase 1 clinical trial of rPAF-AH in healthy volunteers. In 1997, the Company began two Phase 2 clinical trials of rPAF-AH for the treatment of asthma and ARDS. Additionally, in 1996 the Company completed preclinical development of ICM3 to allow for the commencement of Phase 1 clinical trials of ICM3 in 1997 for the treatment of psoriasis, trials which continued through 1997.

In early 1998 the Company announced the initiation of a Phase 2 clinical trial overseas of IC351 in patients with male erectile dysfunction ("MED") and two expanded Phase 2 clinical trials of Hu23F2G for the treatment of hemorrhagic shock and myocardial infarction. In addition in early 1998, the Company completed patient enrollment in two separate Phase 2 clinical trials of rPAF-AH in asthma and ARDS.
                                        19

In February 1997, the Company and Suntory Limited of Japan ("Suntory") formed a new joint venture company, Suncos Corporation ("Suncos") to develop and commercialize rPAF-AH. In forming Suncos, the Company granted a license for the rPAF-AH technology to Suncos, and Suntory made an initial capital contribution of $30 million. Also in 1997, ICOS Clinical Partners, L.P. (the "Partnership"), an affiliate of the Company, completed the sale to private investors of interests in the Partnership. The sale will result in net proceeds to the Partnership of approximately
$79.8 million.   Approximately $25.9 million, before payment of offering
costs, was paid to the Partnership at closing of the sale of the Partnership units and the balance to be paid in installments over a three-year period. Net proceeds from the sale will be used to fund the continued development by the Company (pursuant to the terms of a Product Development Agreement between the Company and the Partnership) of products based on Hu23F2G, rPAF-AH and ICM3 (the "Partnership Products").

The Company had an accumulated deficit of $122.4 million as of December 31, 1997. The Company's results of operations may vary significantly from quarter to quarter and will depend, among other factors, on the timing of certain expenses, payments received on certain research collaborations, and the progress of the Company's research and development efforts. The Company expects increased expenditures in 1998 and subsequent years as it expands the clinical trials being conducted on the product candidates Hu23F2G, IC351, ICM3, rPAF-AH and other potential product candidates. Some of these costs will be reimbursed by Suncos and by the Partnership. In addition, the Company took over development of all compounds resulting from the Company's collaboration with Glaxo
Wellcome and anticipates initiating additional clinical trials of the compounds for potential use in treating a number of medical indications, including MED. The Company anticipates expanding preclinical research and other development activities for additional potential products and commencing clinical trials on those deemed most promising in the future.

Results of Operations
---------------------

Year Ended December 31, 1997 Compared With Year Ended December 31, 1996

Revenue for the year ended December 31, 1997 totaled $31.6 million and consisted of $18.4 million from the Partnership, $11.2 million in cost reimbursement revenue from Suncos, and $2.0 million received under the Company's research and development agreement with Abbott Laboratories. The revenue from the Partnership included both a one-time license fee as well as cost reimbursement for development costs incurred by the Company on behalf of the Partnership. Revenue for the year ended December 31, 1996 was $2.0 million, and consisted entirely of payments received under the Company's agreement with Abbott Laboratories.

Total operating expenses for 1997 increased 40% to $45.5 million from $32.6 million in 1996. Research and development expense increased 43% to $42.8 million in 1997 from $30.0 million in 1996, due primarily to costs related to the progression of clinical trials for Hu23F2G, rPAF-AH, ICM3 and IC351, and the expansion of other product development efforts. General and administrative expenses increased 7% to $2.7 million in 1997 from $2.6 million in 1996, due primarily to increased administrative activities and personnel to support increased research and development activity.

Investment income for 1997 was $2.2 million compared with $2.1 million in 1996.

The Company's net loss decreased 58% to $12.0 million in 1997 compared with a net loss of $28.5 million in 1996. The decrease in net loss was due primarily to revenue recognized from Suncos and the Partnership, including a one-time license fee and cost reimbursement.

Year Ended December 31, 1996 Compared With Year Ended December 31, 1995

Revenue for the years ended December 31, 1996 and 1995 resulted entirely from the Company's research and development agreement with Abbott
Laboratories, which was initiated in April 1995, and totaled $2.0 million in 1996 compared with $1.5 million in 1995.

Total operating expenses in 1996 increased 23% to $32.6 million from $26.5 million in 1995. Research and development expense increased 25% to $30.0 million in 1996 from $24.0 million in 1995, due primarily to costs related to ongoing clinical trials and related product development efforts. General and administrative expenses increased 3% to $2.6 million in 1996 from $2.5 million in 1995.

Investment income in 1996 was $2.1 million compared with $1.8 million in 1995. The increase was due primarily to higher average cash balances as a result of the Company's equity offering in May 1996.

The Company's net loss increased 22% to $28.5 million in 1996 compared with a net loss of $23.4 million for 1995, due primarily to costs related to ongoing clinical trials and related product development efforts.

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations since inception through private and public sales of the Company's Common Stock, investment income, revenue from research collaborations, license payments, grants and capital lease obligations.

At December 31, 1997, the Company had $25.8 million in cash and cash equivalents, investment securities and interest receivable, a decrease of $16.0 million from December 31, 1996. This decrease is attributable primarily to ongoing costs associated with clinical trials for Hu23F2G, rPAF-AH, IC351 and ICM3, production of materials to support these and future clinical trials, regulatory submissions and expansion of the Company's other research and development programs. These costs were partially offset by increased revenues from Suncos and the Partnership. Through December 31, 1997, the Company had invested a total of $33.3 million in production facilities, laboratory and computer equipment, furniture, buildings and leasehold improvements. In addition, the Company has invested $2.3 million in land for future facilities expansion.

On August 15, 1997, the Partnership completed the sale to private investors of interests in the Partnership. The sale will result in net proceeds to the Partnership of approximately $79.8 million.
Approximately $25.9 million, before payment of offering costs, was paid to the Partnership at closing of the sale of the Partnership units and the balance to be paid in installments over a three-year period. In connection with the offering of the Partnership units, the Company issued warrants to purchase an aggregate of approximately 7.6 million shares of the Company's Common Stock. Net proceeds from the offering will be used by the Partnership to fund continued development by the Company of the Partnership Products pursuant to the terms of the Product Development Agreement. While the Partnership will reimburse the Company for certain costs associated with the development of these compounds, it is unlikely that all such costs will be reimbursed. Certain rights relating to the Partnership Products were licensed by the Partnership from the Company in connection with the sale of the Partnership units.

The Company anticipates that its operating expenses will continue to increase during 1998 and subsequent years as it adds the personnel and facilities associated with advancing several potential product candidates through development and clinical trials. Foreseeable incremental costs may include, but are not limited to, those associated with the Company's own product development, preclinical studies and clinical trials, patent filings and administrative activities. The Company may also incur costs and make capital contributions under its joint venture agreement with Suntory related to its obligations to develop rPAF-AH. Under provisions of the development agreement with Suncos, the Company will be reimbursed for certain of these costs; however, there can be no assurance that all such costs will be reimbursed. The Company may also incur costs associated with the development of the Partnership Products pursuant to the terms of the Product Development Agreement entered into with the Partnership.

The Company intends to use its financial resources for ongoing and future clinical trials of certain of its current product candidates, including Hu23F2G, rPAF-AH, ICM, and IC351, expansion of preclinical research and development activities for additional potential product candidates and the initiation of clinical trials for those product candidates deemed most promising, expansion of the Company's facilities and general corporate purposes.

The Company anticipates that its existing cash, including interest income from cash investments and anticipated payments from Abbott Laboratories, Suncos and the Partnership, will be adequate to satisfy its cash requirements for approximately nine months. However, the amounts and timing of expenditures will depend on the progress of ongoing research and development, the rate at which operating losses are incurred, the execution of development and licensing agreements with potential corporate partners, the Company's development of products, the Food and Drug Administration ("FDA") regulatory process, and other factors, many of which are beyond the Company's control.

The Company has been successful in negotiating collaborations and joint development agreements with other parties where the work and strategies of the other parties complement those of the Company. In some instances, these relationships may involve commitments by the Company to fund some or all of certain development programs. Although corporate collaborations and joint ventures have provided cost reimbursement revenue to the Company in the past, there can be no assurance that such funds will be available to the Company in the future. The Company intends to expand its operations and hire the additional personnel deemed necessary to continue development of its current portfolio of product candidates in clinical trials, as well as continuing discovery and preclinical research to identify additional potential drug candidates. The Company anticipates that expansion of these activities will increase operating expenses in future quarters. Further, incremental expenditures will be required for additional laboratory, production and office facilities to accommodate activities and the personnel associated with this increased development activity. As such, the Company will need to raise substantial additional funds to conduct its research and development activities, preclinical studies and clinical trials necessary to bring its product candidates to market and to establish marketing capabilities if and when a product candidate is ready for commercialization. There can be no assurance that additional funds will be available as needed or on terms that are acceptable to the Company. Insufficient funding will require the Company to delay, scale-back or eliminate some or all of its research and development activities, planned clinical trials and administrative programs.

The amounts and timing of operating expenditures will depend on the progress of ongoing research and development of the Company's potential products, as well as the activities of corporate collaborators and joint venture partners related to collaborative research and development activities, the FDA regulatory process and other factors, many of which are beyond the Company's control.

Year 2000

The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two, rather than four, digits to define the applicable year. Unless corrected, those systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, potentially resulting in system failures or miscalculations. The Company presently believes that, with certain modifications to existing software and selective conversion to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted and that the cost of such modifications will be minimal. The Company anticipates that all necessary modifications and conversions of its systems will be completed by the end of 1998.

Item 8.  Financial Statements and Supplementary Data

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Financial Statements                              Page in Form 10-K
---------------------------------                              -----------------

Independent Auditors' Report..................................................24

Consolidated Balance Sheets at December 31, 1997 and 1996.....................25

Consolidated Statements of Operations for the years ended
December 31, 1997, 1996, and 1995.............................................26

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 1997, 1996, and 1995.............................................27

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1997, 1996, and 1995.............................................28

Notes to Consolidated Financial Statements.................................29-38

All consolidated financial statement schedules have been omitted since the information is not required or because the information required is included in the consolidated financial statements or the notes thereto.

                           INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
ICOS Corporation:


We have audited the accompanying consolidated balance sheets of ICOS Corporation and subsidiary as of December 31, 1997, and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended
December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICOS Corporation and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



/S/ KPMG Peat Marwick LLP

Seattle, Washington
January 21, 1998

                                         ICOS CORPORATION
                                    CONSOLIDATED BALANCE SHEETS
                               (in thousands, except par value data)


                                            ASSETS

                                                                                         December 31,
                                                                                   ----------------------
                                                                                     1997          1996
                                                                                   --------      --------
Current assets:
   Cash and cash equivalents                                                       $  1,404      $  2,159
   Investment securities available for sale, at market value                         23,845        39,512
   Interest receivable                                                                  524           149
   Receivables under collaborative arrangements from related parties                  2,270             -
   Other receivables                                                                    177            93
   Prepaid expenses                                                                     509           600
                                                                                   --------      --------
       Total current assets                                                          28,729        42,513
                                                                                   --------      --------
Property and equipment, at cost:
   Land                                                                               2,310         2,310
   Building and improvements                                                          9,454         6,652
   Leasehold improvements                                                             8,361         7,007
   Furniture and equipment                                                           15,450        13,632
                                                                                   --------      --------
                                                                                     35,575        29,601
   Less accumulated depreciation and amortization                                    17,676        13,998
                                                                                   --------      --------
                                                                                     17,899        15,603
Construction in progress                                                                 51            24
Net property and equipment                                                         --------      --------
                                                                                     17,950        15,627
                                                                                   --------      --------
Loan receivable from related party                                                    7,341             -
                                                                                   --------      --------
Other assets                                                                             45            65
                                                                                   --------      --------
                                                                                   $ 54,065      $ 58,205
                                                                                   ========      ========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                $  2,363      $  1,184
   Accrued payroll and benefits                                                         873           649
   Other accrued expenses                                                               957         1,105
                                                                                   --------      --------
       Total current liabilities                                                      4,193         2,938

Stockholders' equity:
   Preferred Stock, $.01 par value.  Authorized 2,000 shares; none issued                 -             -
   Common Stock, $.01 par value.  Authorized 100,000 shares; issued and
       outstanding 39,885 at December 31, 1997 and 39,418 at December 31, 1996          399           394
   Additional paid-in capital                                                       171,879       165,273
   Net unrealized gain on investment securities available for sale                       19            10
   Accumulated deficit                                                             (122,425)     (110,410)
                                                                                   --------      --------
       Total stockholders' equity                                                    49,872        55,267
                                                                                   --------      --------
                                                                                   $ 54,065      $ 58,205
                                                                                   ========      ========


                   See accompanying notes to consolidated financial statements.


                                               ICOS CORPORATION
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (in thousands, except per share data)


                                                                  Years Ended December 31,
                                                         --------------------------------------
                                                            1997          1996          1995
                                                         ---------     ----------    ----------

Revenues:

   Collaborative research and development from
      related parties                                    $  21,076     $       -     $       -
   License of technology to related party                    8,500             -             -
   Other                                                     2,000         2,000         1,500
                                                         ---------     ---------     ---------
     Total revenues                                         31,576         2,000         1,500
                                                         ---------     ---------     ---------

Operating expenses:

   Research and development                                 42,783        30,011        24,039
   General and administrative                                2,737         2,555         2,482
                                                         ---------     ---------     ---------
     Total operating expenses                               45,520        32,566        26,521
                                                         ---------     ---------     ---------
     Operating loss                                        (13,944)      (30,566)      (25,021)
                                                         ---------     ---------     ---------
Other income (expense):
   Investment income                                         2,164         2,070         1,768
   Interest expense                                              -            -            (52)
   Other, net                                                 (235)            1           (64)
                                                         ---------     ---------     ---------
                                                             1,929         2,071         1,652
                                                         ---------     ---------     ---------
     Net loss                                            $ (12,015)    $ (28,495)    $ (23,369)
                                                         =========     =========     =========


Net loss per common share - basic and diluted            $   (0.30)    $   (0.77)    $   (0.73)
                                                         =========     =========     =========
Weighted average common shares outstanding - basic
   and diluted                                              39,595        36,805        32,194
                                                         =========     =========     =========









                  See accompanying notes to consolidated financial statements.


                                                             ICOS CORPORATION
                                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                 For the three years ended December 31, 1997
                                                                (in thousands)




                                                                                         Net
                                                                                     unrealized
                                                                                     gain (loss)
                                                                                          on
                                                                                      investment
                                          Common       Additional      Restricted     securities                Total
                                           Stock         paid-in          Stock       available   Accumulated stockholders'
                                      Shares   Amount    capital    Shares   Amount    for sale     deficit     equity
                                      ------   ------   --------    ------   ------  ----------  ----------- -------------
Balances at December 31, 1994         32,053    $321    $114,700     (26)    $(486)    $(969)    $(58,546)   $55,020
  Issuance costs related to sale
    of Common Stock in 1994                -       -         (57)      -         -         -            -        (57)
  Vesting of restricted Common Stock       -       -           -      15       278         -            -        278
  Issuance of Common Stock from
    exercise of options                  166       1         504       -         -         -            -        505
  Issuance of Common Stock from
    exercise of warrants                   5       -          16       -         -         -            -         16
  Issuance of Common Stock from
    exercise of warrants in exchange
    for Common Stock                      10       -           -       -         -         -            -          -
  Net unrealized gain on investment
    securities available for sale          -       -           -       -         -       899            -        899
  Net loss for the year ended
    December 31, 1995                      -       -           -       -         -         -      (23,369)   (23,369)
                                      ------    ----    --------     ---      ----     -----    ---------    -------
Balances at December 31, 1995         32,234     322     115,163     (11)     (208)      (70)     (81,915)    33,292
  Issuance of Common Stock, net of
    issuance costs of $3,506           6,900      69      49,037       -         -         -            -     49,106
  Vesting of restricted Common Stock       -       -           -      11       208         -            -        208
  Issuance of Common Stock from
    exercise of options                  284       3       1,073       -         -         -            -      1,076
  Net unrealized gain on investment
    securities available for sale          -       -           -       -         -        80            -         80
  Net loss for the year ended
    December 31, 1996                      -       -           -       -         -         -      (28,495)   (28,495)
                                      ------    ----    --------     ---      ----     -----     --------    -------
Balances at December 31, 1996         39,418     394     165,273       -         -        10     (110,410)    55,267
  Issuance of Common Stock from
    exercise of options                  467       5       2,525       -         -         -            -      2,530
  Warrants issued to ICOS Clinical
    Partners, L.P.                         -       -       4,081       -         -         -            -      4,081
  Net unrealized gain on investment
    securities available for sale          -       -           -       -         -         9            -          9
  Net loss for the year ended
    December 31, 1997                      -       -           -       -         -         -      (12,015)   (12,015)
                                      ------    ----    --------     ---      ----     -----    ---------    -------
Balances at December 31, 1997         39,885    $399    $171,879       -         -     $  19    $(122,425)   $49,872
                                      ======    ====    ========     ===      ====     =====    =========    =======



                                See accompanying notes to consolidated financial statements.


                                                  ICOS CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (in thousands)



                                                                                Years Ended December 31,
                                                                       ----------------------------------------


                                                                          1997           1996           1995
                                                                       ----------     ----------     ----------
Cash flows from operating activities:
   Net loss                                                             $ (12,015)     $ (28,495)     $ (23,369)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
   Depreciation and amortization                                            3,678          3,519          3,120
   Amortization of investment premiums/discounts                             (570)          (381)           131
   (Gain) loss on sale of investment securities                                (4)            20             14
   Amortization of restricted stock                                             -            208            278
   Change in operating assets and liabilities:
      Interest receivable                                                    (375)           (43)            56
      Receivables under collaborative arrangements from related parties    (2,089)             -              -
      Other receivables                                                       (84)             5             (8)
      Prepaid expenses                                                         91             34            (13)
      Accounts payable                                                      1,008            355            228
      Accrued payroll, benefits and other expenses                             76           (545)           378
      Deferred research and development revenue                                 -           (500)           500
                                                                       ----------     ----------      ---------
         Net cash used in operating activities                            (10,284)       (25,823)       (18,685)
                                                                       ----------     ----------      ---------
Cash flows from investing activities:
   Purchases of investment securities                                     (41,644)       (50,884)       (15,533)
   Maturities of investment securities                                     31,978         14,000          7,789
   Sales of investment securities                                          25,916         14,828         12,863
   Acquisitions of  property and equipment                                 (5,830)        (4,531)        (6,427)
   Loan receivable from related party                                      (7,341)             -              -
   Decrease (increase) in other assets                                         20            176            (12)
                                                                       ----------     ----------      ---------
      Net cash provided by (used in) investing activities                   3,099        (26,411)        (1,320)
                                                                       ----------     ----------      ---------
Cash flows from financing activities:
   Proceeds from issuance of Common Stock                                       -         49,106            (56)
   Proceeds from exercise of options and warrants                           2,530          1,076            521
   Proceeds from issuance of warrants                                       3,900              -              -
   Principal payments on obligations under capital lease                        -            (45)          (947)
                                                                       ----------     ----------      ---------
      Net cash provided by (used in) financing activities                   6,430         50,137           (482)
                                                                       ----------     ----------      ---------
      Net decrease in cash and cash equivalents                              (755)        (2,097)       (20,487)
Cash and cash equivalents at beginning of year                              2,159          4,256         24,743
                                                                       ----------     ----------      ---------
Cash and cash equivalents at end of year                               $    1,404     $    2,159      $   4,256
                                                                       ==========     ==========      =========
Supplemental disclosure of cash flow information:
   Cash paid for interest                                              $        -     $        -      $      52
Supplemental disclosure of noncash financing and investing activities:
   Acquisition of property and equipment financed through accounts
     payable                                                                  171              -            770
   Receivable for issuance of warrants                                        181              -              -
                                                                       ==========     ==========      =========


                   See accompanying notes to consolidated financial statements.


                                ICOS CORPORATION


                     Notes to Consolidated Financial Statements
                            December 31, 1997 and 1996
                      (in thousands, except per share amounts)


(1)  Summary of Significant Accounting Policies

     (a)  Nature of Operations

          ICOS Corporation and subsidiary (the "Company") is developing and commercializing proprietary pharmaceutical candidates for the treatment of inflammatory diseases and other serious medical conditions by understanding the underlying mechanisms and identifying the molecular entities involved.

     (b)  Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ICOS Development Corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

     (c)  Basis of Presentation

          Through December 31, 1996, the Company reported as a development stage enterprise in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises. The Company has commenced its principal operations, has generated significant revenues and, therefore, beginning with the year ended December 31, 1997, the Company is no longer a development stage enterprise.

     (d)  Use of Estimates in the Preparation of Financial Statements

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

     (e)  Cash and Cash Equivalents

          All highly liquid short-term investments purchased with a maturity of three months or less are considered to be cash equivalents.

     (f)  Investment Securities

          The Company's investment securities are classified as available-for-sale and carried at market value, with unrealized gains and losses excluded from results of operations and reported in a separate component of stockholders' equity.
          Gross realized gains and losses on the sales of investment securities are determined on the specific identification method and included in investment income.

     (g)  Property and Equipment

          Depreciation of furniture and equipment is provided on the straight-line method over the assets' estimated useful lives of three to seven years. The Company owns one building which is being depreciated over its estimated remaining economic life of ten years. Leasehold and building improvements are depreciated over the remaining lease term and remaining economic life of the building, respectively.

     (h)  Investment in Affiliates

          Investments in ICOS Clinical Partners, L.P. ("the Partnership") and Suncos Corporation ("Suncos"), a 50% owned joint venture, are accounted for using the equity method. Accordingly, the investment is recorded at cost, adjusted for the Company's share of income or losses of the entities.

     (i)  Revenue Recognition

          For contracts under which the Company is reimbursed for research and development efforts, revenue is recognized as the related expenses are incurred. Payments received that are related to future performance are deferred and recognized as revenue over the specified future performance periods.

     (j)  Research and Development Costs

          Research and development costs are charged to expense as incurred.

     (k)  Income Taxes

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

     (l)  Net Loss Per Common Share

          In February 1997, the FASB issued SFAS No. 128, Earnings Per Share ("Statement 128"). Statement 128 establishes standards for the computation, presentation, and disclosure of earnings per share ("EPS"), replacing the presentation of the currently required primary EPS with a presentation of basic EPS. It also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for entities with complex capital structures. Basic EPS is based on the weighted average number of common shares outstanding during the period. Diluted EPS is based on the potential dilution that would occur on exercise or conversion of securities into common stock using the treasury stock method. Under the provisions of Statement 128, common shares that are considered to be antidilutive are excluded from the computation of diluted EPS. As the Company has a loss from continuing operations, inclusion of potential common shares in the diluted EPS computation will result in an antidilutive per share amount. Therefore, as any potentially dilutive common stock equivalents are antidilutive, the adoption of this
          statement does not have an impact on reported EPS.   Securities
          that could potentially dilute basic EPS in future periods include all outstanding stock options, stock warrants and contingently issuable stock warrants.

     (m)  Stock Based Compensation

          On January 1, 1996, the Company adopted SFAS No. 123,
          Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the grant date. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     (n)  Reclassifications

          Certain prior year amounts have been reclassified to conform with the 1997 presentation.

(2)  Financing

     The Company anticipates that its existing capital resources should be sufficient to fund its cash requirements for the next nine months. However, the amounts and timing of expenditures will depend on the progress of ongoing research and development, the rate at which operating losses are incurred, the execution of development and licensing agreements with potential corporate partners, the Company's development of products, the Food and Drug Administration ("FDA") regulatory process, and other factors, many of which are beyond the Company's control. The Company's existing capital resources will not be sufficient to fund the Company's operations through commercialization of its first product. Accordingly, the Company will need to raise substantial additional funds for its programs. The Company is currently evaluating several financing alternatives, some of which may involve the sale of additional stock, commencement of additional corporate partnerships, and other methods of raising capital from public, private and corporate sources. The Company anticipates completion of one or more of these financing events during 1998.

(3)  Investment Securities

     The following table summarizes the Company's investment securities at December 31, 1997 and 1996:




                                                    Gross         Gross
                                                  unrealized    unrealized
                                 Market value       gains         losses      Amortized cost
                                 ------------     ----------    ----------    --------------
December 31,1997:

U.S. Treasury Notes                 $ 5,517          $13           $ -          $ 5,504

Corporate debt securities            17,792            6             3           17,789

U.S. government agency
  mortgage-backed securities            536            3             -              533
                                    -------          ---           ---          -------
Total                               $23,845          $22           $ 3          $23,826
                                    =======          ===           ===          =======


December 31, 1996:

U.S. Treasury Notes                 $ 8,457          $ 4           $12          $ 8,465

Corporate debt securities            24,227            8             -           24,219

U.S. government agency
  mortgage-backed securities          6,828           11             -            6,817
                                    -------          ---           ---          -------
Total                               $39,512          $23           $12          $39,501
                                    =======          ===           ===          =======


     Amortized cost and estimated market value of debt securities at December 31, 1997, by contractual maturity, are shown below:

          Maturing within         Market value           Amortized cost
          ---------------         ------------           --------------

             1 year                    $23,309                  $23,293
             7 years                       536                      533

     Actual maturities may be different than the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Investment income includes interest of $2,160, $2,089, and $1,782 earned on investments for 1997, 1996, and 1995, respectively, and a capital gain of $4 for 1997 and capital losses of $19 and $14 for 1996 and 1995, respectively.

(4)  Leases

     The Company leases office and laboratory space under noncancellable operating leases that expire from 1999 to 2004. These leases include options to extend the terms for two additional five-year periods.

     Total rent expense was $1,631, $1,311, and $1,349 for 1997, 1996, and 1995, respectively.

     Future minimum lease payments under noncancellable operating leases, excluding provision for annual increases tied to the consumer price index, are as follows:

          1998                                  $ 1,388
          1999                                    1,193
          2000                                    1,202
          2001                                    1,272
          2002                                      944
          Thereafter                                445
                                                -------
          Total minimum lease payments          $ 6,444
                                                =======

(5)  Federal Income Taxes

     Temporary differences and carryforwards which give rise to deferred tax assets are comprised of the following:

	                                                          December 31,
	                                                   1997 	              1996
                                             ----------------------------------
           Depreciation                        	$   3,066             $   2,032
           Net operating loss carryforwards        39,787                36,114
           Research and experimentation
              tax credit carryforwards              3,923                 3,213
           Other                                    1,107                 1,006
                                                ---------             ---------
           Gross deferred tax assets               47,883                42,365
           Valuation allowance                    (47,883)              (42,365)
                                                ---------             ---------
           Total                                $       0             $       0
                                                =========             =========

     The increases in the valuation allowance for deferred tax assets of $5,518, $10,720, and $7,915 in 1997, 1996 and 1995, respectively, are attributable primarily to increases in net operating loss carryforwards that could not be utilized. At December 31, 1997, the Company has net operating tax loss carryforwards available to offset future taxable income as follows:


                      Year of Expiration
                      ------------------

                    2005           $  1,027
                    2006              5,671
                    2007             12,367
                    2008             17,003
                    2009             21,507
                    2010             21,039
                    2011             26,774
                    2012             11,635
                                   --------
                                   $117,023
                                   ========
     At December 31, 1997, the Company also had available approximately $3,923 of research and experimentation tax credit carryforwards to offset future tax liabilities. These credits expire from 2005 to 2012.

     Under provisions of the Internal Revenue Code of 1986, as amended, utilization of the Company's net operating loss carryforwards may be subject to limitation if it should be determined that a greater than 50% ownership change were to occur in the future.

(6)  Preferred Stock

     The Company has the authority to issue up to 2,000 shares of Preferred Stock in one or more series. The Company's Board of Directors has the authority to fix the powers, designations, preferences, and relative participating, optional, or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences, and the number of shares constituting any series, without any further vote or action by the Company's stockholders. The issuance of Preferred Stock in certain circumstances may have the effect of delaying or preventing a change in control of the Company. Such issuance with voting and conversion rights may adversely affect the voting power of the Common Stock holders. The Company has no shares of Preferred Stock outstanding. In the future, the Company may issue Preferred Stock as part of its overall financing strategy.

(7)  Common Stock Transactions

     (a)  Public Offering

          In May 1996, the Company completed a public offering of 6,900 shares of Common Stock at $7.625 per share, with the Company receiving net proceeds of $49.1 million.

     (b)  Stock Option Plans

          Employee Stock Option Plan

          The Company has an incentive and nonqualified stock option plan, (the "Employee Plan"), under which 8,500 shares of Common Stock have been reserved for grant to various executive, scientific, and administrative personnel of the Company. All incentive stock options are granted with an exercise price not less than 100% of the fair market value of the Common Stock on the grant date. Nonqualified stock options are generally granted with an exercise price equal to 100% of the fair market value of the Common Stock on the grant date; however, in no case are they granted with an exercise price of less than 85% of the fair market value of the Common Stock on the grant date.
          The options generally vest over a four-year period commencing on the grant date and have a term of ten years from the grant date.

          A summary of stock options under the Employee Plan follows:


                                        Incentive stock options                  Nonqualified stock options
                                              outstanding                                 outstanding
                                        ---------------------------------------------------------------------
                                                      Weighted-average                      Weighted-average
                                         Number        exercise price        Number           exercise price
                                        of shares         per share         of shares            per share
                                        ---------------------------------------------------------------------
         Balance at December 31, 1994        2,308            $ 6.90               701              $ 6.02
         Options granted in 1995               777              4.29                93                4.25
         Cancellations in 1995                (160)             8.51              (135)               8.35
         Options exercised in 1995            (165)             3.05                 -                   -
                                             ------                              ------
         Balance at December 31, 1995        2,760              6.30               659                6.26
         Options granted in 1996               774              7.72               121                7.46
         Cancellations in 1996                 (49)             6.75                 -                   -
         Options exercised in 1996            (119)             4.88              (167)               3.00
                                             ------                              ------
         Balance at December 31, 1996        3,366              6.68               614                6.31
         Options granted in 1997             1,012              9.40               156                8.61
         Cancellations in 1997                (124)             8.42               (33)               7.50
         Options exercised in 1997            (269)             5.53               (30)               5.76
                                             ------                              ------
         Balance at December 31, 1997        3,985              7.39               707                6.79
                                             ======                              ======

         At December 31, 1997, 2,221 shares remained reserved and available for grant under the Employee Plan.

         Director Stock Option Plan

         The Company has a Stock Option Plan for Nonemployee Directors (the "Director Plan") under which 950 shares of Common Stock have been reserved for grant to directors who are not employees of the Company. The Director Plan provides for an initial grant and automatic annual grants thereafter to each nonemployee director of a number of nonqualified stock options determined by dividing $100 (increased by $10 each year starting in 1993) by the market price of the Common Stock on the grant date. The exercise price of the options will be the closing market price of the Common Stock on the grant date. Initial options granted under the Director Plan become exercisable 50% after the director has served for one year from the date of initial election to the Board and 100% after two years. Automatic annual grants are fully vested on the grant date. The options have a term of ten years but cannot be exercised later than two years after termination of service as a director.

         During 1997, 1996, and 1995, options to purchase 163, 142, and 218 shares at weighted-average exercise prices of $7.375, $7.875, and $4.77 per share, respectively, were granted under the Director Plan. During 1997, options to purchase 118 shares were exercised under the Director Plan at a weighted-average exercise price of $6.331 per share. To date, no options have been canceled under this Plan. At December 31, 1997, options to purchase 754 shares were outstanding.

         The following table summarizes information about stock options outstanding under the Employee Plan and Director Plan at December 31, 1997:

                                          Options Outstanding                        Options Exercisable
                             ------------------------------------------------   --------------------------------

                                               Weighted-
                                                average          Weighted-                        Weighted-
                                               remaining          average                          average
            Range of            Number      contractual life   exercise price      Number       exercise price
         exercise prices     outstanding       (in years)        per share       exercisable      per share
         ---------------    -------------------------------------------------   -------------------------------
         $ 3.000-$4.000           712             6.52            $  3.8675           493           $  3.8175
           4.187-6.000          1,453             6.04               5.5533         1,367              5.5472
           6.125-7.375            924             7.31               7.1733           707              7.1708
           7.500-8.250          1,000             7.50               7.8520           595              7.7829
           8.375-12.750         1,118             8.02               9.5566           486             10.3116
          13.000-19.750           239             7.20              14.5098           110             15.3787
         ---------------    ------------------------------------------------    ------------------------------
           3.000-19.750         5,446             7.07            $  7.2451         3,758           $  6.8845

         The Company applies APB Opinion No. 25 in accounting for its plans and therefore no compensation cost has been recognized related to its stock options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                             1997           1996          1995
                                           -------        -------       -------
		Net loss
                          As reported      $12,015        $28,495       $23,369
                          Pro forma         15,305         30,481        24,592

		Net loss per share -
    basic and diluted
                          As reported      $  0.30        $  0.77       $  0.73
                          Pro forma           0.39           0.83          0.76

         Pro forma net loss and net loss per share reflect only options granted in 1997, 1996, and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS
         No. 123 is not reflected in the pro forma net loss and net loss per share amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

         The per share weighted-average fair value of stock options granted during 1997, 1996, and 1995 was $4.52, $4.06, and $2.83, respectively, on the grant date using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                1997         1996         1995
                              --------     --------     --------

		Expected dividend yield        0.0%         0.0%          0.0%
		Risk-free interest rate        6.3%         6.3%          7.5%
		Expected volatility           42.0%        40.0%         55.0%
		Expected life in years         6.0          7.4           7.1

     (c)  Other Stock Options

          Outside of the Employee Plan and the Director Plan, the Company granted stock options to one investor in June 1990 to purchase 50 shares of Common Stock at $3.00 per share. The options have terms and conditions substantially identical to those granted under the Employee Plan. During 1997, all of these options were exercised.

     (d)  Warrants Outstanding

          In connection with the Partnership's sale of limited partnership units, the Company issued, on June 5, 1997 and August 15, 1997, warrants to purchase an aggregate of 5,540 and 2,011 shares, respectively, of the Company's Common Stock at exercise prices of $9.13 and $10.35 per share, respectively. The warrants are exercisable from October 1, 1998 through May 31, 2002. The Company will issue in June 1999, subject to certain requirements, warrants to purchase an aggregate of approximately 7.6 million shares of the Company's Common Stock to the holders of limited partnership interests in the Partnership. Such additional warrants, if issued, will be exercisable from July 31, 1999 through June 30, 2004, at an exercise price to be determined at the time of issuance of such warrants, which is expected to reflect a 25% premium over the then-prevailing market prices for the Company's Common Stock.

(8)  Scientific Collaboration Agreements

     Glaxo Wellcome

     In October 1991, the Company entered into a collaboration agreement with Glaxo Wellcome (formerly Glaxo Group Ltd. and Glaxo, Inc.), an international pharmaceutical group based in the United Kingdom. The agreement provided for three phases of collaboration, including research, development, and commercialization of potential products. The terms of this collaboration agreement were changed. Under the new terms, the Company and Glaxo Wellcome both have the right to continue research and development of compounds that inhibit phosphodiesterases ("PDEs"). Under the new terms, the Company retains all commercial rights in the compounds arising from the collaboration as PDE inhibitors in exchange for future royalties payable to Glaxo Wellcome on sales of such compounds. Under the modified terms, Glaxo Wellcome is free to pursue research and development of PDE inhibitors independently of the Company.

     Abbott Laboratories

     In April 1995, the Company entered into a collaborative agreement with Abbott Laboratories, a worldwide manufacturer of health care products. The collaboration focuses on the development of small molecules that modulate, by an intracellular interaction, the activity of certain cell adhesion molecules. Under the agreement, when and if developed, the Company will have exclusive rights in the United States for all products for the treatment of cancer, while Abbott Laboratories will have exclusive rights outside the United States for all products for the treatment of cancer and exclusive worldwide rights for all other products. The Company will receive research funding, and milestone and royalty payments for products, other than cancer treatment products, developed by Abbott Laboratories as a result of the collaboration.

     Suncos

     In February 1997, the Company and Suntory Limited of Japan ("Suntory") formed Suncos, a corporate joint venture company, for the purpose of developing and commercializing rPAF-AH. In forming Suncos, the Company granted a license for the rPAF-AH technology to Suncos, and Suntory made an initial capital contribution of $30 million. Both parties have committed to jointly fund all development activities and expenses of Suncos once the initial capital contribution of $30 million from Suntory has been used. Suncos is managed jointly by Suntory and the Company. The Company has rights to market rPAF-AH in the United States and Suntory has
     market rights in Japan.   Each  company will pay royalties to Suncos
     for its territorial marketing rights. Suncos will retain all rights to market the potential product in territories outside the United States and Japan.

     In 1997, the Company recognized research and development revenue of $11.2 million from Suncos, of which $1.2 million was receivable at December 31, 1997.

     The technology contributed to Suncos by the Company had a zero basis for accounting purposes and as such the Company has recorded its investment in Suncos as zero. The Company will not report its proportionate share of Suncos' losses until such time that Suncos's accumulated losses equal Suntory's investment and the Company makes
     capital contributions to Suncos.   Summarized unaudited financial
     information for Suncos is as follows:


         Financial position December 31, 1997
         Current assets                                              $ 19,470
                                                                     --------
                                                                     $ 19,470
                                                                     ========

         Current liabilities, related parties                        $  1,529
         Stockholders' equity                                          17,941
                                                                     --------
                                                                     $ 19,470
                                                                     ========

         Operating Results - February 6, 1997 (inception) to
           December 31, 1997
         Operating expenses, related parties                         $ 13,290
         Other income (expense)                                         1,233
                                                                     --------
            Net loss                                                 $(12,057)
                                                                     ========


     ICOS Clinical Partners, L.P.

     On August 15, 1997, the Partnership completed the sale to private investors of limited partnership interests in the Partnership. Net proceeds from the sale will be used by the Partnership to fund continued development of product candidates by the Company pursuant to the terms of the Product Development Agreement based on three compounds: Hu23F2G, rPAF-AH and ICM3.

     The sale will result in net proceeds to the Partnership of approximately $79.8 million. Approximately $25.9 million, before payment of offering costs, was paid to the Partnership at closing of the sale of the Partnership units with the balance to be paid in installments over a three-year period.

     In 1997, the Company recognized revenue of $18.4 million from the Partnership, including a one-time payment for an exclusive license to certain technology. At December 31, 1997, the Company had a receivable from the Partnership for development expenses incurred but not paid of $1.0 million.

     The Company loaned the Partnership an aggregate of $7.3 million to fund certain initial expenditures of the Partnership that consist primarily of organizational expenses, selling commissions, financial advisory fees and other fees. The loan is full recourse to the Partnership, bears interest at the prime rate plus one quarter of one percent (0.25%) and matures on June 1, 2000. At December 31, 1997, interest income and interest accrued on the loan to the Partnership was $345.

     The Company has a 1% interest in the Partnership and is the only
     general partner of the Partnership.   The Company's share of losses
     of the Partnership for the period from April 11, 1997 (inception) to December 31, 1997, was $226 and is included in other expenses, net. The investment balance of $37 at December 31, 1997 is included in
     other assets.   Summarized unaudited financial information for the
     Partnership is as follows:

     Financial position December 31, 1997
     Current assets                                                $   4,632
                                                                   ---------
                                                                   $   4,632
                                                                   =========

     Current liabilities, related party                            $   1,390
     Note payable, related party                                       7,341
     Partner's deficit                                                (4,099)
                                                                   ---------
                                                                   $   4,632
                                                                   =========

     Operating Results - April 11, 1997 (inception)
       to December 31, 1997
     Investment income                                             $     291
     Research and development expenses, related party                 22,448
     Interest expense                                                    345
     General and administrative expenses                                  71
                                                                   ---------
        Net loss                                                   $ (22,573)
                                                                   =========


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

                                PART III

Item 10.  Directors and Executive Officers of the Registrant

The information requested by this item is incorporated by reference from the sections labeled "Election of Directors," "Continuing Directors (until 1999)," "Continuing Directors (until 2000)," "Other Executive Officers," "Compliance with Section 16(a) of the Securities Exchange Act of 1934," "Compensation of Directors," "Executive Compensation," "1997 Option Grants," "1997 Option Exercises and Year-end Option Values," "Compensation Committee Interlocks and Insider Participation," "Employment Contracts, Termination of Employment and Change of Control Arrangements," "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1998.

Item 11.  Executive Compensation

The information requested by this item is incorporated by reference from the sections labeled "Compensation of Directors," "Executive Compensation," "1997 Option Grants," "1997 Option Exercises and Year-end Option Values," "Compensation Committee Interlocks and Insider Participation," and "Employment Contracts, Termination of Employment and Change of Control Arrangements" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information requested by this item is incorporated by reference from the section labeled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1998.

Item 13.  Certain Relationships and Related Transactions

The information requested by this item is incorporated by reference from the section labeled "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1998.

                                  PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

          a)  1.  Consolidated Financial Statements
                  ---------------------------------

                  See Index to Consolidated Financial Statements under
                  Item 8 of this Form 10-K.

              2.  Consolidated Financial Statement Schedules
                  ------------------------------------------

                  See Index to Consolidated Financial Statements accompanying those statements under Item 8 of this Form 10-K.

              3.  Exhibits
                  --------

                  See Index to Exhibits filed herewith.

          b)      Reports on Form 8-K
                  -------------------

                  One report on Form 8-K was filed during the third quarter of the fiscal year ended December 31, 1997.

                             Index to Exhibits
                             -----------------

                                                                     Page
                                                                     ----

 3.1   Restated Certificate of Incorporation of ICOS Corporation       a
 3.2   Restated Bylaws of ICOS Corporation                             a
 4.1 Restated Certificate of Incorporation of ICOS Corporation (included in Exhibit 3.1)
10.1   ICOS Corporation 1989 Stock Option Plan
         (Amended and Restated as of January 8, 1997)                  g
10.2   ICOS Corporation 1991 Stock Option Plan for Non-employee
         Directors (Amended and Restated as of January 8, 1997)        g
10.3   Industrial Real Estate Lease dated January 1, 1997
         between WRC Properties, Inc. and ICOS Corporation             j
10.4   Industrial Real Estate Lease dated August 1, 1992
         between Trinity at Canyon Park and ICOS Corporation           c
10.5   Real Estate Purchase and Sale Agreement dated
         October 30, 1992 between Canyon Park Business Center
         Limited Partnership and ICOS Corporation                      c
10.6   Industrial Real Estate Lease dated August 6, 1993
         between John H. Harland Company and ICOS Corporation          d
10.7   Industrial Real Estate Lease Renewal and Amendment
         Agreement dated May 20, 1997 between Benaroya Capital
         Company, L.L.C. and ICOS Corporation                          j
10.8   Industrial Real Estate Lease Renewal and Amendment
         Agreement dated August 5, 1997 between
         WRC Properties, Inc. and ICOS Corporation                     j
10.9   R&D Collaboration/License Agreement dated April 1, 1995
         between Abbott Laboratories and ICOS Corporation              e
10.10  Shareholders Agreement, entered into December 18, 1996, among ICOS Corporation, Suntory Limited and
         Suncos Corporation.                                           g
10.11  PAF-AH License Agreement, dated February 6, 1997,
         between ICOS Corporation and Suncos Corporation               g
10.12  Development and Supply Agreement, dated February 6, 1997, among ICOS Corporation, Suntory Limited and
         Suncos Corporation                                            g
10.13  ICOS Services Agreement, dated February 6, 1997, between
         ICOS Corporation and Suncos Corporation                       g
10.14  ICOS License Agreement, dated February 6, 1997, between
         Suncos Corporation and ICOS Corporation                       g
10.15  First Amendment to R & D Collaboration/License Agreement
         dated April 1, 1995 between Abbott Laboratories and
         ICOS Corporation                                              h
10.16  Agreement of Limited Partnership dated as of June 5, 1997, by and among ICOS Development Corporation, as general
         partner, and each of the limited partners of ICOS
         Clinical Partners, L.P.                                       i
10.17 Purchase Agreement dated as of June 5, 1997 between the Registrant and each of the Limited Partners from time
         to time of ICOS Clinical Partners, L.P.                       i
10.18  Product Development Agreement, dated as of June 5, 1997, by and between the Registrant and
         ICOS Clinical Partners, L.P.                                  i
23.1   Consent of KPMG Peat Marwick LLP                               45
27.1   Financial Data Schedule                                         k

        see next page for explanatory notes

----------------------

a     Filed as an exhibit to the Company's Registration Statement
      (Registration No. 333-3312) effective May 7, 1996 and incorporated herein by reference.

b     Filed as an exhibit to the Company's Registration Statement
      (Registration No. 333-08485) effective July 19, 1996 and incorporated herein by reference.

c Filed as an exhibit to the Company's Form 10-K Annual Report on March 29, 1993 and incorporated herein by reference.

d Filed as an exhibit to the Company's Form 10-Q Quarterly Report on November 2, 1993 and incorporated herein by reference.

e Filed as an exhibit to the Company's Form 10-Q Quarterly Report on May 12, 1995 and incorporated herein by reference.

f Filed as an exhibit to the Company's Form 10-K Annual Report on March 29, 1996 and incorporated herein by reference.

g Filed as an exhibit to the Company's Form 10-K Annual Report on March 28, 1997 and incorporated herein by reference.

h Filed as an exhibit to the Company's Form 10-Q Quarterly Report on August 14, 1997 and incorporated herein by reference.

i Filed as an exhibit to the Company's Form 8-K Current Report on August 26, 1997 and incorporated herein by reference.

j Filed as an exhibit to the Company's Form 10-Q Quarterly Report on November 14, 1997 and incorporated herein by reference.

k     Filed with this document.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bothell, State of Washington, on the 31st day of March, 1998.

                                      ICOS CORPORATION
                                      (Registrant)




                                      By:  /S/  GEORGE B. RATHMANN
                                      George B. Rathmann
                                      Chairman of the Board of Directors,
                                      Chief Executive Officer and
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                              Title                           Date
            ---------                              -----                           ----

/S/ GEORGE B. RATHMANN              Chairman of the Board of Directors,       March 31, 1998
----------------------------        Chief Executive Officer and President     --------------
George B. Rathmann                  (Principal Executive Officer)


/S/ GARY L. WILCOX                  Director and Executive Vice President,    March 31, 1998
----------------------------        Operations                                --------------
Gary L. Wilcox


/S/ HOWARD S. MENDELSOHN            Chief Accounting Officer                  March 31, 1998
----------------------------        (Principal Accounting Officer)            --------------
Howard S. Mendelsohn


/S/ FRANK T. CARY                   Director                                  March 31, 1998
----------------------------                                                  --------------
Frank T. Cary


/S/ JAMES L. FERGUSON               Director                                  March 31, 1998
----------------------------                                                  --------------
James L. Ferguson


/S/ WILLIAM H. GATES, III           Director                                  March 31, 1998
----------------------------                                                  --------------
William H. Gates, III


/S/ JANICE M. LECOCQ                Director                                  March 31, 1998
----------------------------                                                  --------------
Janice M. LeCocq


/S/ DAVID V. MILLIGAN               Director                                  March 31, 1998
----------------------------                                                  --------------
David V. Milligan


/S/ ROBERT W. PANGIA                Director                                  March 31, 1998
----------------------------                                                  --------------
Robert W. Pangia


/S/ ALEXANDER B. TROWBRIDGE         Director                                  March 31, 1998
----------------------------                                                  --------------
Alexander B. Trowbridge


/S/ WALTER B. WRISTON               Director                                  March 31, 1998
----------------------------                                                  --------------
Walter B. Wriston


                  CONSENT OF CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
ICOS Corporation:


We consent to incorporation by reference in the registration statements (Nos. 33-48401, 33-80680, 33-64762 and 333-08485) on Form S-8 of ICOS
Corporation and subsidiary of our report dated January 21, 1998, relating to the consolidated balance sheets of ICOS Corporation and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, which report appears in the December 31, 1997 annual report on Form 10-K of ICOS Corporation and subsidiary.



/S/ KPMG Peat Marwick LLP
Seattle, Washington
March 27, 1998

                     (This page intentionally left blank)

                     (This page intentionally left blank)