Form 10-Q
period 1998-03-31
ICOS CORP / DE
filed 1998-05-15
CIK 874294

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q


(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended March 31, 1998

                                    OR

     [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number: 0-19171

                             ICOS CORPORATION
     -----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                   91-1463450
     -----------------------------------------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)


              22021 - 20th Avenue S.E., Bothell, WA         98021
     -----------------------------------------------------------------------
             (Address of principal executive offices)     (Zip code)


                             (425) 485-1900
     -----------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                             Not Applicable
     -----------------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
    --     --

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

               Class                         Outstanding at April 30, 1998
               -----                         -----------------------------
     Common Stock, $0.01 par value                      39,914,049

                             ICOS CORPORATION

                              TABLE OF CONTENTS




                                                                    PAGE NO.
                                                                    --------
PART I.  Financial Information

         ITEM 1. FINANCIAL STATEMENTS

         Consolidated Statements of Operations for the
         three months ended March 31, 1998 and 1997                     1

         Consolidated Statements of Comprehensive Operations
         for the three months ended March 31, 1998 and 1997             2

         Consolidated Balance Sheets as of March 31, 1998
         and December 31, 1997                                          3

         Consolidated Statements of Cash Flows for the three
         months ended March 31, 1998 and 1997                           4

         Notes to Consolidated Financial Statements                     5

         ITEM 2.

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            7


PART II.  Other Information

         ITEM 1:  Legal Proceedings                                     *

         ITEM 2:  Changes in Securities                                 *

         ITEM 3:  Defaults Upon Senior Securities                       *

         ITEM 4:  Submission of Matters to a Vote of Security Holders   *

         ITEM 5:  Other Information                                     *

         ITEM 6:  Exhibits and Reports on Form 8-K                     12

SIGNATURE                                                              13

EXHIBITS                                                               14


          * No information provided due to inapplicability of item.

                        (This page left blank intentionally.)

                                                 ICOS CORPORATION

                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (in thousands, except per share data)
                                                    (unaudited)



                                                                       Three months ended
                                                                            March 31,
                                                                    -------------------------
                                                                      1998             1997
                                                                    --------         --------
Revenues:

Collaborative research and development from related parties        $  6,084          $  1,717
Other                                                                   500               500
                                                                     ------            ------
     Total revenues                                                   6,584             2,217

Operating expenses:

   Research and development                                          14,449             9,129
   General and administrative                                           791               750
                                                                     ------            ------
     Total operating expenses                                        15,240             9,879
                                                                     ------            ------

     Operating loss                                                  (8,656)           (7,662)
                                                                     ------            ------

Other income (expense):
   Investment income                                                    511               526
   Other, net                                                           (37)               (5)
                                                                     ------            ------
                                                                        474               521
                                                                     ------            ------
     Net loss                                                       $(8,182)          $(7,141)
                                                                    =======           =======


Net loss per common share - basic and diluted                       $ (0.21)          $ (0.18)
                                                                    =======           =======

Weighted average common shares
   outstanding - basic and diluted                                   39,898            39,444










Form 10-Q      See accompanying notes to consolidated financial statements.     Page 1

                                          ICOS CORPORATION

                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                           (in thousands)
                                             (unaudited)






                                                                      Three months ended
                                                                           March 31,
                                                                     ----------------------
                                                                       1998		 1997
                                                                     --------      --------
Net loss                                                             $(8,182)      $(7,141)
Other comprehensive income
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during the period          20           (13)
     Less reclassification adjustments for gains included
       in net loss                                                       (19)           (2)
                                                                     --------      --------
Total other comprehensive income (loss)                                    1           (15)
                                                                     --------      --------
Comprehensive loss                                                   $(8,181)      $(7,156)
                                                                     ========      ========































Form 10-Q     See accompanying notes to consolidated financial statements.     Page 2

                                                          ICOS CORPORATION

                                                     CONSOLIDATED BALANCE SHEETS
                                        (in thousands, except share and par value data)


                                                               ASSETS
                                                                                                 March 31,     December 31,
                                                                                                    1998           1997
                                                                                                -----------    -----------
                                                                                                (unaudited)
Current assets:
  Cash and cash equivalents                                                                      $   2,690      $   1,404
  Investment securities available for sale, at market value                                         15,870         23,845
  Interest receivable                                                                                  579            524
  Receivables under collaborative arrangements                                                       2,593          2,270
  Other receivables                                                                                    241            177
  Prepaid expenses                                                                                     600            509
                                                                                                -----------    -----------
     Total current assets                                                                           22,573         28,729
Property and equipment, at cost:
  Land                                                                                               2,310          2,310
  Buildings and improvements                                                                         9,454          9,454
  Leasehold improvements                                                                             8,401          8,361
  Furniture and equipment                                                                           16,701         15,450
                                                                                                -----------    -----------
                                                                                                    36,866         35,575
  Less accumulated depreciation and amortization                                                    18,545         17,676
                                                                                                -----------    -----------
                                                                                                    18,321         17,899
                                                                                                -----------    -----------
  Construction in progress                                                                             158             51
                                                                                                -----------    -----------
     Net property and equipment                                                                     18,479         17,950
                                                                                                -----------    -----------
  Loan receivable from related party                                                                 7,341          7,341
  Other assets                                                                                           9             45
                                                                                                -----------    -----------
                                                                                                 $  48,402      $  54,065
                                                                                                ===========    ===========


                                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                               $   3,102      $   2,363
  Accrued payroll and benefits                                                                         975            873
  Other accrued expenses                                                                             1,154            957
  Deferred research and development revenue                                                            500              -
                                                                                                -----------    -----------
     Total current liabilities                                                                       5,731          4,193
Stockholders' equity:
  Preferred stock, $.01 par value.  2,000,000 shares authorized; none issued                             -              -
  Common stock, $.01 par value.  100,000,000 shares authorized; 39,908,499 issued and outstanding at March 31, 1998 and 39,885,414 issued and outstanding
     at December 31, 1997                                                                              399            399
  Additional paid-in capital                                                                       172,859        171,879
  Net unrealized gain on investment securities available for sale                                       20             19
  Accumulated deficit                                                                             (130,607)      (122,425)
                                                                                                -----------     ----------
     Total stockholders' equity                                                                     42,671         49,872
                                                                                                -----------     ----------
                                                                                                 $  48,402       $ 54,065
                                                                                                ===========     ==========




Form 10-Q     See accompanying notes to consolidated financial statements.     Page 3


                                                               ICOS CORPORATION
                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                (in thousands)



                                                                                                   Three months ended March 31,
                                                                                                 --------------------------------
                                                                                                     1998      	    	1997
                                                                                                 -------------      -------------
Cash flows from operating activities:
   Net loss                                                                                          $ (8,182)          $ (7,141)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                                        869              1,081
     Amortization of investment premiums/discounts                                                        132                268
     Gain on sale of investment securities                                                                (20)                (2)
     Change in operating assets and liabilities:
        Interest receivable                                                                               (55)                62
        Receivables under collaborative arrangements from related parties                                (323)            (1,717)
        Other receivables                                                                                 (64)                22
        Prepaid expenses                                                                                 (132)               (55)
        Accounts payable                                                                                  739               (143)
        Accrued payroll, benefits and other expenses                                                      299                 34
        Deferred research and development revenue                                                         500                  -
                                                                                                  ------------      --------------
           Net cash used in operating activities                                                       (6,237)            (7,591)

Cash flows from investing activities:
   Purchases of investment securities                                                                 (11,118)            (9,931)
   Maturities of investment securities                                                                      -             11,700
   Sales of investment securities                                                                      19,021             11,558
   Acquisitions of property and equipment                                                              (1,398)              (346)
   Decrease (increase) in other assets                                                                     37                  -
                                                                                                  ------------      --------------
           Net cash provided by investing activities                                                    6,542             12,981
                                                                                                  ------------      --------------
Cash flows from financing activities:
   Proceeds from exercise of stock options                                                                159                345
   Proceeds from issuance of warrants                                                                     822                  -
                                                                                                  ------------      --------------
           Net cash provided by financing activities                                                      981                345
                                                                                                  ------------      --------------
           Net increase in cash and cash equivalents                                                    1,286              5,735
Cash and cash equivalents at beginning of period                                                        1,404              2,159
                                                                                                  ------------      --------------
Cash and cash equivalents at end of period                                                          $   2,690          $   7,894
                                                                                                  ============      ==============


Supplemental disclosure of noncash financing and investing activities:
   Acquisition of property and equipment financed through
     accounts payable                                                                                     171                  -
   Receivable for issuance of warrants                                                                    181                  -
                                                                                                   -----------      --------------










Form 10-Q     See accompanying notes to consolidated financial statements.     Page 4

                                  ICOS CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  March 31, 1998 (unaudited) and December 31, 1997


1.  Summary of Significant Accounting Policies
    ------------------------------------------

    Basis of Presentation

     The information contained herein has been prepared in accordance with instructions for Form 10-Q. In the opinion of management of ICOS Corporation ("ICOS" or the "Company"), the information reflects all adjustments necessary to make the results of operations for the interim period a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.
For a presentation including all disclosures required by generally accepted accounting principles, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K.

    Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ICOS Development Corporation. All significant intercompany transactions and balances have been eliminated.

2.  Research and Development Arrangements

    Suncos

     The Company owns a 50% interest in Suncos Corporation ("Suncos"), a corporation formed for the development and commercialization of rPAF-AH. Pursuant to the terms of agreements entered into with Suncos, the Company conducts certain research and development activities on behalf of Suncos and is paid for such services based upon costs incurred. For the three months ended March 31, 1998, the Company recognized research and development cost reimbursement revenue of $2.4 million under this arrangement.

    ICOS Clinical Partners, L.P.

     In 1997, ICOS Clinical Partners, L.P. (the "Partnership"), an affiliate of the Company, completed the sale to private investors of interests in the Partnership. Proceeds from the offering will be used by the Partnership to

Form 10-Q                                                                Page 5
fund continued development of product candidates by the Company pursuant to the terms of a Product Development Agreement based on three compounds:
Hu23F2G, rPAF-AH and ICM3.

     For the three months ended March 31, 1998, the Company recognized cost reimbursement revenue of $3.7 million from the Partnership.

3.  Net Loss Per Common Share

     In 1997, the FASB issued SFAS No. 128, Earnings Per Share ("Statement 128"). Statement 128 establishes standards for the computation, presentation, and disclosure of earnings per share ("EPS"), replacing the presentation of the previously required primary EPS with a presentation of basic EPS. It also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for entities with complex capital structures. Basic EPS is based on the weighted average number of common shares outstanding during the period. Diluted EPS is based on the potential dilution that would occur on exercise or conversion of securities into common stock using the treasury stock method. Under the provisions of Statement 128, common shares that are considered to be antidilutive are excluded from the computation of diluted EPS. As the Company has a loss from continuing operations, inclusion of potential common shares in the diluted EPS computation will result in an antidilutive per share amount. Therefore, as any potentially dilutive common stock equivalents are antidilutive, the adoption of this statement does not
have an impact on reported EPS.   Securities that could potentially dilute
basic EPS in future periods include all outstanding stock options, stock warrants and contingently issuable stock warrants.

     For the period ended March 31, 1998, options to acquire 6.3 million shares of common stock with a weighted average exercise price of $8.58 per share, warrants to acquire 7.6 million shares of common stock with a weighted average exercise price of $9.45 per share and contingently issuable stock warrants to acquire 7.6 million shares of common stock have been excluded from the computation of diluted net loss per common share. For the period ended
March 31, 1997, options to purchase 5.5 million shares of common stock have been excluded from the computation of diluted net loss per common share.

4.  New Accounting Standard

     In 1998, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement 130). The objective of Statement 130 is to report a measure of all changes in equity of an enterprise that do not result from transactions with owners ("comprehensive income"). Comprehensive income is the total of net income (loss) and all other nonowner changes in equity.


Form 10-Q                                                                Page 6

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

     The Company's strategy is to identify therapeutic targets through an understanding of inflammation at the molecular level. The Company is developing pharmaceutical products that address important cellular and molecular mechanisms in three separate, yet interrelated, areas of the inflammatory process: directed cell movement, the inhibition of proinflammatory mediators and intracellular signal transduction. Each of these different mechanisms may provide broad opportunities in the treatment of chronic diseases that have inflammatory components, such as multiple sclerosis, and in the treatment of acute inflammatory conditions, such as those associated with acute respiratory distress syndrome,

Form 10-Q                                                                Page 7
hemorrhagic shock and myocardial infarction. In addition, the Company's other programs have yielded additional approaches that may be useful in treating cardiovascular diseases and cancer. The Company believes that its discoveries will allow it to develop novel therapeutics that are more selective in their activities than existing drugs.

     Financial results for the first quarter of 1998 reflect planned increases in operating expenses necessary for advancing multiple product candidates through the therapeutic product development process. Development activities include product development, process development and the establishment and management of clinical trials. The Company expects increased clinical, regulatory, process development and product development activities over the remainder of the year and in future periods.

     The Company has an accumulated deficit at March 31, 1998 of $130.6 million. The Company's results of operations may vary significantly from quarter to quarter and will depend, among other factors, on the timing of certain expenses and payments received from certain collaborations, joint ventures and other business relationships, as well as the progress of the Company's own research and development efforts, timing of clinical trials and the regulatory process. The Company expects increased expenditures over the next several quarters as it continues to expand the size and number of clinical trials of its product candidates, continues to expand preclinical research and development activities in support of additional potential products, and initiates clinical trials of those product candidates deemed most promising.

Revenues

     Revenues for the quarter ended March 31, 1998 totaled $6.6 million and consisted of (i) $3.7 million from ICOS Clinical Partners, L.P. (the "Partnership"), (ii) $2.4 million in cost reimbursement revenue from Suncos Corporation ("Suncos"), the Company's joint venture with Suntory Limited of Japan ("Suntory"), and (iii) $0.5 million received under the Company's research and development agreement with Abbott Laboratories. Revenue for the first quarter of 1997 totaled $2.2 million, and consisted of $1.7 million in cost reimbursement revenue from Suncos and $0.5 million received under the Company's agreement with Abbott Laboratories.

Operating Expenses

     Total operating expenses for the quarter ended March 31, 1998 increased to $15.2 million from $9.9 million for the quarter ended March 31, 1997.

     Research and development expenses for the first quarter of 1998 increased to $14.4 million from $9.1 million for the first quarter of 1997. The increase in research and development expenses was due primarily to costs associated with the progression of clinical trials for Hu23F2G, rPAF-AH, ICM3 and IC351, and the expansion of other product development efforts.


Form 10-Q                                                               Page 8

     General and administrative expenses for both the first quarter of 1998 and 1997 totaled $0.8 million.

Other Income and Expense

     Other income primarily represents investment income earned on the Company's investment securities and interest accrued on the Company's loan to the Partnership. Investment income for the first quarter of 1998 totaled $0.3 million compared to $0.5 million for the first quarter of 1997. This decrease was due primarily to lower average cash and investment balances during the first quarter of 1998 compared to the first quarter of 1997. Total interest accrued on the loan to the Partnership totaled $0.2 million for the first quarter of 1998.

Net Loss

     For the quarter ended March 31, 1998, the Company's net loss increased to $8.2 million or $0.21 per share from $7.1 million or $0.18 per share for the first quarter of 1997. The increase in net loss was due primarily to costs associated with the progression of clinical trials for Hu23F2G, rPAF-AH and ICM3 and IC351, and the expansion of other product development efforts, which were partially offset by increased revenues from Suncos and the Partnership.

Liquidity & Capital Resources

     The Company has financed its operations since inception through private and public sales of common stock, investment income, revenue from research collaborations, license payments and grants and capital lease obligations.

     At March 31, 1998, the Company had $19.1 million in cash and cash equivalents, investment securities, and interest receivable, a decrease of $6.6 million from December 31, 1997. This decrease is primarily attributable to increased costs associated with clinical trials for Hu23F2G, rPAH-AH, ICM3 and IC351, increased production of materials to support these and future clinical trials, regulatory submissions and expansion of the Company's other research and development programs. These increased costs were partially offset by increased revenues from Suncos and the Partnership.

     For the three months ended March 31, 1998, the Company spent $1.4 million for the purchase of capital equipment and leasehold improvements to support research and development activities. To support its ongoing and future research and product development efforts over the next several years, the Company will need to purchase additional capital equipment and lease or purchase additional laboratory and administrative facilities.

Form 10-Q                                                               Page 9

     In 1997, the Partnership completed the sale to private investors of interests in the Partnership. Proceeds from the offering will be used by the Partnership to fund continued development by the Company of product candidates based on three compounds: Hu23F2G; rPAF-AH; and ICM3, pursuant to the terms of a product development agreement. The product candidates were licensed to the Partnership by the Company in connection with the sale of the Partnership units.

     The sale will result in net proceeds to the Partnership of approximately $79.8 million. Approximately $25.9 million, before payment of offering costs, was paid to the Partnership on closing and the balance will be paid in installments over a three-year period. In connection with the offering of Partnership units, the Company issued warrants to purchase an aggregate of 7.6 million shares of the Company's common stock.

     During 1997, the Company loaned the Partnership $7.3 million to fund certain initial expenditures of the Partnership that consist primarily of organizational expenses, selling commissions and financial advisory and other fees. Interest is payable on June 1, 1998, June 1, 1999 and at maturity on June 1, 2000.

     The Company anticipates that its operating expenses will continue to increase during 1998 and in subsequent years as it adds personnel and facilities associated with advancing several potential product candidates through development and clinical trials. Foreseeable incremental costs may include, but are not limited to, those associated with the Company's own product development, preclinical studies and clinical trials, patent filings and administrative activities. The Company may also incur costs and make capital contributions under its joint venture agreement with Suntory related to its obligations to develop rPAF-AH. Under provisions of the development agreement with Suncos, the Company will be reimbursed for certain of these costs, however, there can be no assurance that all such costs will be reimbursed. The Company may also incur costs associated with the development of Hu23F2G, rPAF-AH and ICM3, pursuant to the terms of the Partnership Agreement.

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

     The Company anticipates that its existing cash, including interest income from cash investments and payments from Abbott Laboratories, Suncos and the Partnership, will be adequate to satisfy its cash requirements through at least the third quarter of 1998. The Company will need to raise substantial additional funds for its programs. The Company is currently evaluating several financing alternatives, some of which may involve the sale of additional stock, commencement of additional corporate partnerships and other methods of raising operating capital from public, private and corporate sources. The Company anticipates completion of one or more of these financing events during 1998.

Form 10-Q                                                               Page 10

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





Form 10-Q                                                               Page 11

PART II.  OTHER INFORMATION

          ITEM 6:  Exhibits and Reports on Form 8-K

                   (a)  See Exhibit Index
























Form 10-Q                                                               Page 12

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ICOS CORPORATION


Date:  May 15, 1998                   By:  /S/  GEORGE B. RATHMANN
                                          -----------------------
                                          George B. Rathmann
                                          Chairman of the Board of Directors,
                                          Chief Executive Officer and President




Date:  May 15, 1998                   By:  /S/ HOWARD S. MENDELSOHN
                                          ------------------------
                                          Howard S. Mendelsohn
                                          Chief Accounting Officer

























Form 10-Q                                                               Page 13

                                     Index to Exhibits
                                     -----------------



                                                                       Page
                                                                       ----

     27.1     Financial Data Schedule                                   #

















___________________________________
        #  Filed with this document



Form 10-Q                                                               Page 14