Form 10-Q
period 1998-06-30
ICOS CORP / DE
filed 1998-08-14
CIK 874294

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


(Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended June 30, 1998

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
Yes X   No ___

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Class                           Outstanding at July 31, 1998
          -----                           ----------------------------

     Common Stock, $0.01 par value                 40,010,496

                            ICOS CORPORATION
                            ----------------

                            TABLE OF CONTENTS
                            -----------------



                                                             PAGE NO.
                                                             --------

PART I.  Financial Information

     ITEM 1. FINANCIAL STATEMENTS

     Consolidated Statements of Operations for
     the three months and six months ended
     June 30, 1998 and 1997                                      1

     Consolidated Statements of Comprehensive
     Operations for the three months and six
     months ended June 30, 1998 and 1997                         2

     Consolidated Balance Sheets as of
     June 30, 1998 and December 31, 1997                         3

     Consolidated Statements of Cash Flows for
     the six months ended June 30, 1998 and 1997                 4

     Notes to Consolidated Financial Statements                  5

     ITEM 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations               8




PART II.  Other Information

     ITEM 1:  Legal Proceedings                                  *

     ITEM 2:  Changes in Securities                              *

     ITEM 3:  Defaults Upon Senior Securities                    *

     ITEM 4:  Submission of Matters to a Vote
              of Security Holders                               14

     ITEM 5:  Other Information                                 15

     ITEM 6:  Exhibits and Reports on Form 8-K                   *


SIGNATURE                                                       16

EXHIBITS                                                        17


      * No information provided due to inapplicability of item.

                                (This page left blank intentionally.)

                                     ICOS CORPORATION

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands, except per share data)
                                         (unaudited)



                                                                  Three months ended          Six months ended
                                                                       June 30,                   June 30,
                                                                ------------------------   -----------------------
                                                                  1998           1997        1998          1997
                                                                --------       ---------   --------       --------

Revenues:

Collaborative research and development from related parties    $  6,302       $  6,343     $ 12,386       $  8,060
License of technology to related party                                -          8,500            -          8,500
Other                                                               510            500        1,010          1,000
                                                               --------       --------     --------       --------
         Total revenues                                           6,812         15,343       13,396         17,560


Operating expenses:

   Research and development                                      15,857          9,842       30,306         18,971
   General and administrative                                       880            548        1,671          1,298
                                                               --------       --------     --------       --------
         Total operating expenses                                16,737         10,390       31,977         20,269
                                                               --------       --------     --------       --------

         Operating income (loss)                                 (9,925)         4,953      (18,581)        (2,709)
                                                               --------       --------     --------       --------
Other income (expense)
   Investment and interest income                                   403            473          914          1,000
   Other, net                                                       (20)            (2)         (57)            (8)
                                                               --------       --------     --------       --------
                                                                    383            471          857            992
                                                               --------       --------     --------       --------
          Net income (loss)                                    $ (9,542)      $  5,424     $(17,724)      $ (1,717)
                                                               ========       ========     ========       ========

Net earnings (loss) per common share
   Basic                                                       $  (0.24)      $   0.14     $  (0.44)      $  (0.04)
                                                               ========       ========     ========       ========
   Diluted                                                     $  (0.24)      $   0.13     $  (0.44)      $  (0.04)
                                                               ========       ========     ========       ========

Weighted average common shares used in calculation of
   net earnings (loss) per share:
   Basic                                                         39,927         39,550       39,913         39,488
                                                               ========       ========     ========       ========
   Diluted                                                       39,927         40,422       39,913         39,488
                                                               ========       ========     ========       ========









Form 10-Q   See accompanying notes to consolidated financial statements.   Page 1

                                        ICOS CORPORATION

                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                         (in thousands)
                                           (unaudited)


                                                                       Three months ended         Six months ended
                                                                            June 30,                   June 30,
                                                                     ----------------------     ----------------------
                                                                       1998          1997         1998          1997
                                                                     --------      --------     -------       --------

Net income (loss)
Other comprehensive income:                                         $ (9,542)     $  5,424     $ (17,724)    $ (1,717)
   Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising
     during the period                                                   (29)           16            (8)          (5)
   Less reclassification adjustments for gains (losses)
     included in net loss                                                  3             -           (17)          (2)
                                                                    ---------     ---------    ----------    ---------
Total other comprehensive income (loss)                                  (26)           16            (25)         (7)
                                                                    ---------     ---------    ----------    ---------
Comprehensive income (loss)                                         $ (9,568)     $  5,440      $ (17,749)   $ (1,724)
                                                                    =========     =========    ==========    =========

























Form 10-Q   See accompanying notes to consolidated financial statements.   Page 2




                                       ICOS CORPORATION

                                 CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share and par value data)


                                            ASSETS


                                                                               June 30,       December 31,
                                                                                1998              1997
                                                                           ---------------   --------------
                                                                             (unaudited)
Current assets:
  Cash and cash equivalents                                                   $     9,713       $    1,404
  Investment securities available for sale, at market value                         4,786           23,845
  Interest receivable                                                                 124              524
  Receivables under collaborative arrangements from related parties                 1,568            2,270
  Other receivables                                                                   257              177
  Prepaid expenses                                                                    476              509
                                                                           --------------    -------------
     Total current assets                                                          16,924           28,729

Property and equipment, at cost:
  Land                                                                              2,310            2,310
  Buildings and improvements                                                        9,454            9,454
  Leasehold improvements                                                            8,421            8,361
  Furniture and equipment                                                          17,490           15,450
                                                                           --------------    -------------
                                                                                   37,675           35,575
  Less accumulated depreciation and amortization                                   19,267           17,676
                                                                           --------------    -------------
                                                                                   18,408           17,899
                                                                           --------------    -------------
 Construction in progress                                                           1,025               51
                                                                           --------------    -------------
     Net property and equipment                                                    19,433           17,950
                                                                           --------------    -------------
  Loan receivable from related party                                                7,341            7,341
  Other assets                                                                        185               45
                                                                           --------------    -------------
                                                                              $    43,883       $   54,065
                                                                           ==============    =============



                                  LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                                            $    3,576        $   2,363
  Accrued payroll and benefits                                                     1,145              873
  Other accrued expenses                                                             686              957
  Deferred research and development revenue                                        3,594                -
                                                                              ----------       ----------
     Total current liabilities                                                     9,001            4,193
Stockholders' equity:
  Preferred stock, $.01 par value.  2,000,000 shares authorized; none issued           -                -
  Common stock, $.01 par value.  100,000,000 shares authorized; 39,948,409 issued and outstanding at June 30, 1998 and 39,885,414 issued and
      outstanding at December 31, 1997                                               399              399
  Additional paid-in capital                                                     174,638          171,879
  Net unrealized gain (loss) on investment securities available for sale              (6)              19
  Accumulated deficit                                                           (140,149)        (122,425)
                                                                              ----------       ----------
     Total stockholders' equity                                                   34,882           49,872
                                                                              ----------       ----------
                                                                              $   43,883       $   54,065
                                                                              ==========       ==========


Form 10-Q   See accompanying notes to consolidated financial statements.   Page 3


                                      ICOS CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands)
                                        (unaudited)



                                                                                    Six months ended June 30,
                                                                                  -----------------------------
                                                                                     1998               1997
                                                                                  -----------       -----------
Cash flows from operating activities:
   Net loss                                                                        $ (17,724)        $  (1,717)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                     1,591             1,917
     Amortization of investment premiums/discounts                                       184               349
     Gain on sale of investment securities                                               (17)               (2)
     Change in operating assets and liabilities:
        Interest receivable                                                              400              (234)
        Receivables under collaborative arrangements from related parties                702            (5,478)
        Other receivables                                                                (80)              (45)
        Prepaid expenses                                                                  33                80
        Accounts payable                                                               1,213               449
        Accrued payroll, benefits and other expenses                                       1              (174)
        Deferred research and development revenue                                      3,594                 -
                                                                                   ----------        ----------
           Net cash used in operating activities                                      (9,305)           (4,855)
Cash flows from investing activities:
  Purchases of investment securities                                                 (12,092)          (26,158)
   Maturities of investment securities                                                 7,980            18,312
   Sales of investment securities                                                     22,979            18,325
   Acquisitions of property and equipment                                             (3,074)             (770)
   Loan receivable from related party                                                      -            (5,513)
   Increase in other assets                                                             (140)             (193)
                                                                                   ----------        ----------
          Net cash provided by investing activities                                   15,653             4,003
                                                                                   ----------        ----------
Cash flows from financing activities:
   Proceeds from exercise of stock options                                               403               465
   Proceeds from issuance of warrants                                                  1,558             1,500
                                                                                   ----------        ----------
          Net cash provided by financing activities                                    1,961             1,965
                                                                                   ----------        ----------
          Net increase in cash and cash equivalents                                    8,309             1,113
Cash and cash equivalents at beginning of period                                       1,404             2,159
                                                                                   ----------        ----------
Cash and cash equivalents at end of period                                         $   9,713         $   3,272
                                                                                   ==========        ==========
Supplemental disclosure of noncash financing and investing activities:
   Receivable for issuance of warrants                                                     -               762
                                                                                   ==========        ==========






Form 10-Q   See accompanying notes to consolidated financial statements.   Page 4


                             ICOS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                June 30, 1998 (unaudited) and December 31, 1997


1.   Summary of Significant Accounting Policies
     ------------------------------------------

     Basis of Presentation

     The information contained herein has been prepared in accordance with instructions for Form 10-Q. In the opinion of management of ICOS Corporation ("ICOS" or the "Company"), the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by generally accepted accounting principles, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ICOS Development Corporation. All significant intercompany transactions and balances have been eliminated.

2.   Research and Development Arrangements
     -------------------------------------

     Suncos

     The Company owns a 50% interest in Suncos Corporation ("Suncos"), a corporation formed for the development and commercialization of Pafase(tm). Pursuant to the terms of agreements entered into with Suncos, the Company conducts certain research and development activities on behalf of Suncos and is paid for such services based upon costs incurred.
Suncos was funded initially with a $30 million investment from Suntory Limited of Japan ("Suntory"). Once the initial $30 million has been exhausted, ICOS and Suntory have each agreed to make a $10 million investment in Suncos to provide funds for continued development of Pafase(tm).

     For the three months and six months ended June 30, 1998, the Company recognized research and development cost reimbursement revenue under this arrangement of $3.0 million and $5.4 million, respectively. For the three months and six months ended June 30, 1997, the Company recognized research and development cost reimbursement revenue under this arrangement of $3.1 million and $4.9 million, respectively.

Form 10-Q                                               Page 5

     ICOS Clinical Partners, L.P.

     In 1997, ICOS Clinical Partners, L.P. (the "Partnership"), an affiliate of the Company, completed the sale to private investors of interests in the Partnership. Proceeds from the offering will be used by the Partnership to fund continued development of product candidates by the Company pursuant to the terms of a Product Development Agreement based on three compounds: LeukArrest(tm), Pafase(tm) and ICM3.

     For the three months and six months ended June 30, 1998, the Company recognized cost reimbursement revenue from the Partnership of $3.3 million and $7.0 million, respectively. For the three months and six months ended June 30, 1997, the Company recognized cost reimbursement revenue from the Partnership of $3.2 million. In addition, the Company received a one-time payment in the first quarter of 1997 for the license of technology to the Partnership.



3.   Net (Earnings) Loss Per Common Share
     ------------------------------------

                                  Computation of Per Share Earnings (Loss)
                                    (in thousands, except per share data)


                                                                        Three months ended          Six months ended
                                                                             June 30,                    June 30,
                                                                       ----------------------      --------------------
                                                                         1998          1997          1998        1997
                                                                       ----------   ---------      --------    --------
Basic earnings (loss ) per share computations:
   Numerator:
     Net earnings (loss)                                               $  (9,542)   $  5,424       $(17,724)   $ (1,717)

   Denominator:
     Weighted-average common shares                                       39,927      39,550         39,913      39,488
                                                                       ----------   ---------      --------    --------

     Basic net earnings (loss) per share                               $   (0.24)   $   0.14       $  (0.44)   $  (0.04)
                                                                       ==========   =========      ========    ========
Diluted earnings (loss) per share computation:
   Numerator:
     Net earnings (loss)                                               $  (9,542)   $  5,424       $(17,724)   $ (1,717)

   Denominator:
      Weighted-average common shares                                      39,927      39,550         39,913      39,488
      Effect of dilutive securities - stock options                            -         872              -           -
                                                                       ----------   ---------      ---------   ---------

   Denominator for dilutive net earnings (loss) per share                 39,927      40,422         39,913      39,488
                                                                       ----------   ---------      ---------   ---------

   Diluted net earnings (loss) per share                               $   (0.24)   $   0.13       $  (0.44)   $  (0.04)
                                                                       ==========   =========      =========   =========



Form 10-Q                                                  Page 6

     For the quarter and six months ended June 30, 1998, options to acquire 6.5 million shares of common stock with a weighted average exercise price of $8.88 per share, warrants to acquire 7.6 million shares of common stock with a weighted average exercise price of $9.45 per share and contingently issuable stock warrants to acquire 7.6 million shares of common stock have been excluded from the computation of diluted net loss per common share as their impact would be antidilutive.

     For the quarter ended June 30, 1997, options to purchase 959 shares of common stock with a weighted average exercise price of $9.87 per share have been excluded from the computation of diluted net earnings per common share as their impact would be antidilutive. For the six months ended June 30, 1997, options to purchase 5.5 million shares of common stock with a weighted average exercise price of $6.92 per share have been excluded from the computation of diluted net loss per common share as their impact would be antidilutive.

4.   New Accounting Standard

     In 1998, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). The objective of Statement 130 is to report a measure of all changes in equity of an enterprise that do not result from transactions with owners ("comprehensive income"). Comprehensive income is the total of net income (loss) and all other nonowner changes in equity.











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

Overview

     The Company is developing and commercializing proprietary pharmaceutical products for the treatment of inflammatory diseases and other serious medical conditions. The Company's strategy is to identify therapeutic targets through an understanding of inflammation at the molecular level. The Company is developing pharmaceutical products that address important cellular and molecular mechanisms in three separate, yet interrelated, areas of the inflammatory process: directed cell movement, the inhibition of proinflammatory mediators and intracellular signal transduction. Each of these different mechanisms may provide broad opportunities in the treatment of clinical conditions including chronic diseases that have inflammatory components, such as multiple sclerosis, and in the treatment of acute inflammatory conditions, such as those associated with acute respiratory distress syndrome, hemorrhagic shock and myocardial infarction. In addition, the Company's programs have yielded additional approaches that may be useful in treating cardiovascular diseases, erectile dysfunction and cancer. The Company believes that its discoveries will allow it to develop novel therapeutics that are more selective in their activities than existing drugs.


Form 10-Q                                                     Page 8

     LeukArrest(tm), a humanized monoclonal antibody, was formerly called Hu23F2G. Pafase(tm), the recombinant form of a human enzyme, was formerly called rPAF-AH.

     Financial results for the second quarter and first half of 1998 reflect planned increases in operating expenses necessary for advancing multiple therapeutic product candidates through the development process. Development activities include product development, process development and the establishment and management of clinical trials. The Company expects increased clinical, regulatory, process development and product development activities over the remainder of the year and in future periods.

     The Company has an accumulated deficit at June 30, 1998 of $140.1 million. The Company's results of operations may vary significantly from quarter to quarter and will depend, among other factors, on the timing of certain expenses and payments received from certain collaborations, joint ventures and other business relationships, as well as the progress of the Company's own research and development efforts, timing of clinical trials and the regulatory process. The Company expects increased expenditures over the next several quarters as it continues to expand the size and number of clinical trials of its product candidates, continues to expand preclinical research and development activities in support of additional potential products, and initiates clinical trials of those product candidates deemed most promising.

Revenues

     Revenues for the quarter ended June 30, 1998 totaled $6.8 million and consisted of (i) $3.3 million in cost reimbursement revenue from ICOS Clinical Partners, L.P. (the "Partnership"), (ii) $3.0 million in cost reimbursement revenue from Suncos Corporation ("Suncos"), the Company's joint venture with Suntory Limited of Japan ("Suntory"), and
(iii) $0.5 million received under the Company's research and development agreement with Abbott Laboratories ("Abbott"). Revenue for the quarter ended June 30, 1997 totaled $15.3 million, and consisted of (i) $3.2 million in cost reimbursement revenue from the Partnership, (ii) a one-time payment of $8.5 for the license of technology to the Partnership,
(iii) $3.1 million in cost reimbursement revenue from Suncos, and
(iv) $0.5 million received under the Company's agreement with Abbott.

     Revenues for the six months ended June 30, 1998 totaled $13.4 million and consisted of (i) $7.0 million in cost reimbursement revenue from the Partnership, (ii) $5.4 million in cost reimbursement revenue from Suncos, and (iii) $1.0 million received under the Company's agreement with Abbott. Revenue for the six months ended June 30, 1997 totaled $17.6 million, and consisted of (i) $3.2 million in cost reimbursement revenue from the Partnership, (ii) a one-time payment of $8.5 for the license of technology to the Partnership, (iii) $4.9 million in cost reimbursement revenue from Suncos, and (iv) $1.0 million received under the Company's agreement with Abbott.


Form 10-Q                                                  Page 9

Operating Expenses

     Total operating expenses for the quarter ended June 30, 1998 increased to $16.7 million from $10.4 million for the quarter ended June 30, 1997. Total operating expenses for the first half of 1998 increased to $32.0 million from $20.3 million for the first half of 1997.

     Research and development expenses for the second quarter of 1998 increased to $15.9 million from $9.8 million for the second quarter of 1997. Research and development expenses for the first half of 1998 increased to $30.3 million from $19.0 million for the first half of 1997. The increase in research and development expenses for both the second quarter and first half of 1998 was due primarily to costs associated with the progression of clinical trials for LeukArrest(tm), Pafase(tm), ICM3 and IC351, and the expansion of other product development efforts.

     General and administrative expenses for the second quarter of 1998 increased to $0.9 million from $0.5 million in the second quarter of 1997. General and administrative expenses for the first half of 1998 increased to $1.7 million from $1.3 million for the first half of 1997. General and administrative expense for the second quarter of 1997 was reduced by $0.2 million due to the recovery of certain organizational costs related to the formation of the Partnership.

Other Income and Expense

     Other income primarily represents investment income earned on the Company's investment securities and interest income on the Company's loan to the Partnership. Investment income for the second quarter of 1998 totaled $0.2 million compared to $0.4 million for the second quarter of 1997. Investment income for the first half of 1998 totaled $0.6 million compared to $1.0 million for the first half of 1997. The decrease in investment income for both the second quarter and first half of 1998 was due primarily to lower average cash and investment balances during the second quarter and first six months of 1998 compared to the same periods of 1997. Interest income on the loan to the Partnership totaled $0.2 million for the second quarter of 1998 and $0.3 million for the first half of 1998.

Net Income (Loss)

     For the quarter ended June 30, 1998, the Company recognized a net loss of $9.5 million or $0.24 per diluted share compared to net income of $5.4 million or $0.13 per diluted share for the quarter ended June
30, 1997. For the first half of 1998, the Company recognized a net loss of $17.7 million or $0.44 per diluted share compared to a net loss of $1.7 million or $0.04 per diluted share for the first half of 1997. The increase in net loss for both the second quarter and first half of 1998 was due primarily to costs associated with the progression of clinical trials for LeukArrest(tm), Pafase(tm) and ICM3 and IC351, the expansion of other product development efforts and the recognition of $8.5 million as

Form 10-Q                                                       Page 10
a one-time fee for the license of technology to the Partnership in the second quarter of 1997. Excluding the one-time payment from the Partnership, the Company would have recognized a net loss of $3.1 million or $0.08 per diluted share for the quarter ended June 30, 1997 and a net loss of $10.2 million or $0.26 per diluted share for the six months ended June 30, 1997.

Liquidity & Capital Resources

     The Company has financed its operations since inception through private and public sales of common stock, investment income, revenue from research collaborations, license payments and grants and capital lease obligations.

     At June 30, 1998, the Company had $14.6 million in cash and cash equivalents, investment securities, and interest receivable, a decrease of $11.2 million from December 31, 1997. This decrease is primarily attributable to increased costs associated with conducting clinical trials for LeukArrest(tm), Pafase (tm), ICM3 and IC351, increased production of materials to support these and future clinical trials, regulatory submissions and expansion of the Company's other research and development programs.

     For the six months ended June 30, 1998, the Company spent $3.1 million for the purchase of capital equipment and leasehold improvements to support research and development activities. To support its ongoing and future research and product development efforts over the next several years, the Company will need to purchase additional capital equipment and lease or purchase additional laboratory and administrative facilities.

     In 1997, the Partnership completed the sale to private investors of interests in the Partnership. Proceeds from the offering will be used by the Partnership to fund continued development by the Company of product candidates based on three compounds: LeukArrest(tm); Pafase(tm); and ICM3, pursuant to the terms of a product development agreement. The product candidates were licensed to the Partnership by the Company in connection with the sale of the Partnership units. The sale will result in net proceeds to the Partnership of approximately $79.8 million. The Partnership received $25.9 million, before payment of offering costs, on closing and the balance will be paid in installments over a three-year period of which the first installment totaling $21.9 million was received in the second quarter of 1998. In connection with the offering of Partnership units, the Company issued warrants to purchase an aggregate of 7.6 million shares of the Company's common stock. These warrants are exercisable beginning October 1, 1998. The Company has agreed to use its commercially reasonable efforts to establish and maintain an effective shelf registration statement for resales of the shares to be issued pursuant to the exercise of these warrants. In addition, the Company is obligated, subject to certain conditions, to issue in June, 1999 warrants to purchase an aggregate of 7.6 million shares of the Company's common stock.

     During 1997, the Company loaned the Partnership $7.3 million to fund certain initial expenditures of the Partnership that consist primarily of organizational expenses, selling commissions and financial advisory and other fees. Interest is payable annually on June 1, and the principal balance of the loan is payable on June 1, 2000.


Form 10-Q                                                  Page 11

     The Company anticipates that its operating expenses will continue to increase during 1998 and in subsequent years as it adds personnel, equipment and facilities associated with advancing its product candidates including LeukArrest(tm), Pafase(tm), ICM3 and IC351 through development and clinical trials. The Company also plans to continue preclinical research and development activities for additional potential product candidates and initiate clinical trials for those product candidates deemed most promising. Foreseeable incremental costs may include, but are not limited to, those associated with the Company's own product development, preclinical studies and clinical trials, patent filings and administrative activities. In addition, the Company will incur costs and make capital contributions under its joint venture agreement with Suntory related to the development of Pafase(tm). Under provisions of the development agreement with Suncos, the Company will be reimbursed for certain of these costs, however, there can be no assurance that all such costs will be reimbursed. The Company will also incur costs associated with the development of LeukArrest(tm), Pafase(tm) and ICM3, pursuant to the terms of the Partnership Development Agreement. The Partnership has agreed to reimburse the Company for certain of these costs.

     The Company anticipates that its existing cash, including interest income from cash investments and payments from Abbott, Suncos and the Partnership, will be adequate to satisfy its cash requirements through at least the third quarter of 1998. The Company will need to raise substantial additional funds over the next several years to conduct its research and development activities, preclinical studies and clinical trials necessary to bring its product candidates to market and to establish sales and marketing capabilities if and when a product candidate is ready for commercialization.

     The Company is currently evaluating several public and private financing alternatives, some of which would involve the sale of additional stock, the issuance of debt and/or entering into additional corporate partnerships. The Company anticipates completion of one or more of these financing events prior to the end of 1998. In addition, the exercise of warrants, issued to Limited Partners in conjunction with the Limited Partnership financing, which become exercisable in October 1998, may provide additional capital to the Company. There can be no assurance that additional funds will be available as needed or on terms that are acceptable to the Company. Insufficient funding will require the Company to delay, scale-back or eliminate some or all of its research and development activities, planned clinical trials and administrative programs.

     The Company has been successful in negotiating collaborations and joint development agreements with other parties where the work and strategies of the other parties complement those of the Company. In some instances, these relationships may involve commitments by the Company to fund some or all of certain development programs. Although corporate collaborations and joint ventures have provided cost reimbursement revenue to the Company in the past, there can be no assurance that funds from such sources will be available to the Company in the future.

Form 10-Q                                                  Page 12

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











Form 10-Q                                                 Page 13

PART II.  OTHER INFORMATION

     ITEM 4:  Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on May 6, 1998. The proposals voted upon and the results of the voting are as follows:

     1. The following nominees for election as Directors, each to hold office for a term as defined in the Proxy Statement and until their successors are duly elected and qualified, received not less than 36,825,335 votes, which represent 96.67% of the shares of Common Stock voted. Each Director received the number of votes set opposite his or her name:

              Nominee                     For                Withheld
              -------                     ---                --------
         William H. Gates, III       36,825,335             1,267,835
         Robert W. Pangia            37,966,824               126,346
         George B. Rathmann          37,968,216               124,954

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

         The following Directors are currently serving terms that expire at the 1999 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified:

         David V. Milligan
         Alexander B. Trowbridge
         Gary L. Wilcox
         Walter B. Wriston

         The following Directors are currently serving terms that expire at the 2000 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified:

         Frank T. Cary
         James L. Ferguson
         Janice M. LeCocq

Form 10-Q                                                   Page 14

     2. The proposal to approve the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for fiscal year 1998 received the following votes:

                               Votes
                               -----

         For                37,957,162
         Against                45,444
         Withheld               90,564


         The foregoing proposal was approved.

     ITEM 5:  Other Information

     If the Company receives notice of a shareholder proposal after February 9, 1999, the persons named as proxies in such proxy statement and proxy will have discretionary authority to vote on such shareholder proposal.


     ITEM 6:  Exhibits and Reports on Form 8-K

              (a)  See Exhibit Index



Form 10-Q                                                  Page 15

                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ICOS CORPORATION


Date:  August 14, 1998                 By:  /S/  GEORGE B. RATHMANN
       ---------------                      -----------------------
                                            George B. Rathmann
                                            Chairman of the Board of
                                            Directors, Chief Executive
                                            Officer and President




Date:  August 14, 1998                 By:  /S/  HOWARD S. MENDELSOHN
       ---------------                      -------------------------
                                            Howard S. Mendelsohn
                                            Chief Accounting Officer





















Form 10-Q                                            Page 16

                          Index to Exhibits
                          -----------------


                                                          Page
                                                          ----

27.1  Financial Data Schedule                               18



























Form 10-Q                                                  Page 17