Form 10-Q/A
period 1998-06-30
ICOS CORP / DE
filed 1998-09-10
CIK 874294

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
                                                                              ==========       ==========


Form 10-Q   See accompanying notes to consolidated financial statements.   Page 3


                                      ICOS CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands)
                                        (unaudited)



                                                                                    Six months ended June 30,
                                                                                  -----------------------------
                                                                                     1998               1997
                                                                                  -----------       -----------
Cash flows from operating activities:
   Net loss                                                                        $ (17,724)        $  (1,717)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                     1,591             1,917
     Amortization of investment premiums/discounts                                       184               349
     Gain on sale of investment securities                                               (17)               (2)
     Change in operating assets and liabilities:
        Interest receivable                                                              400              (234)
        Receivables under collaborative arrangements from related parties                702            (5,478)
        Other receivables                                                                (80)              (45)
        Prepaid expenses                                                                  33                80
        Accounts payable                                                               1,213               449
        Accrued payroll, benefits and other expenses                                       1              (174)
        Deferred research and development revenue                                      3,594                 -
                                                                                   ----------        ----------
           Net cash used in operating activities                                     (10,103)           (4,855)
Cash flows from investing activities:
  Purchases of investment securities                                                 (12,092)          (26,158)
   Maturities of investment securities                                                 7,980            18,312
   Sales of investment securities                                                     22,979            18,325
   Acquisitions of property and equipment                                             (3,074)             (770)
   Loan receivable from related party                                                      -            (5,513)
   Increase in other assets                                                             (140)             (193)
                                                                                   ----------        ----------
          Net cash provided by investing activities                                   15,653             4,003
                                                                                   ----------        ----------
Cash flows from financing activities:
   Proceeds from exercise of stock options                                               403               465
   Proceeds from issuance of warrants                                                  2,356             1,500
                                                                                   ----------        ----------
          Net cash provided by financing activities                                    2,759             1,965
                                                                                   ----------        ----------
          Net increase in cash and cash equivalents                                    8,309             1,113
Cash and cash equivalents at beginning of period                                       1,404             2,159
                                                                                   ----------        ----------
Cash and cash equivalents at end of period                                         $   9,713         $   3,272
                                                                                   ==========        ==========
Supplemental disclosure of noncash financing and investing activities:
   Receivable for issuance of warrants                                                     -               762
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


Date:  September 9, 1998               By:  /S/  GEORGE B. RATHMANN
       ---------------                      -----------------------
                                            George B. Rathmann
                                            Chairman of the Board of
                                            Directors, Chief Executive
                                            Officer and President




Date:  September 9, 1998               By:  /S/  HOWARD S. MENDELSOHN
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