Form 10-Q
period 1998-09-30
ICOS CORP / DE
filed 1998-11-13
CIK 874294

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1998

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

Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class                       Outstanding at October 31, 1998
           -----                       -------------------------------

Common Stock, $0.01 par value                     40,598,458

                                ICOS CORPORATION

                               TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------

PART I.  Financial Information

     Consolidated Statements of Operations for the three months
     and nine months ended September 30, 1998 and 1997                      1

     Consolidated Statements of Comprehensive Operations for the
     three months and nine months ended September 30, 1998 and 1997         2

     Consolidated Balance Sheets as of September 30, 1998 and
     December 31, 1997                                                      3

     Consolidated Statements of Cash Flows for the nine months ended
     September 30, 1998 and 1997                                            4

     Notes to Consolidated Financial Statements                             5

     ITEM 2.

     Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                  8


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

                                ICOS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                  Three months ended                  Nine months ended
                                                     September 30,                       September 30,
                                            -------------------------------     -------------------------------
                                                 1998              1997              1998              1997
                                            -------------     -------------     -------------     -------------
Revenues:
Collaborative research and development
 from related parties                             $ 6,830           $ 5,962          $ 19,216           $14,022
License of technology to related party                  -                 -                 -             8,500
Other                                                 500               500             1,510             1,500
                                            -------------     -------------     -------------     -------------
    Total revenues                                  7,330             6,462            20,726            24,022
Operating expenses:
  Research and development                         16,306            10,796            46,612            29,767
  General and administrative                          738               628             2,409             1,926
                                            -------------     -------------     -------------     -------------
    Total operating expenses                       17,044            11,424            49,021            31,693
                                            -------------     -------------     -------------     -------------
    Operating loss                                 (9,714)           (4,962)          (28,295)           (7,671)
                                            -------------     -------------     -------------     -------------
Other income (expense)
  Investment income                                   312               589             1,226             1,588
  Other, net                                          (11)                -               (68)               (8)
                                            -------------     -------------     -------------     -------------
                                                      301               589             1,158             1,580
                                            -------------     -------------     -------------     -------------
     Net loss                                     $(9,413)          $(4,373)         $(27,137)          $(6,091)
                                            =============     =============     =============     =============
Net loss per common share -
 basic and diluted                                 $(0.24)           $(0.11)           $(0.68)           $(0.15)
                                            =============     =============     =============     =============
Weighted average common shares
 used in calculation of net loss
 per share - basic and diluted                     40,009            39,587            39,945            39,522
                                            =============     =============     =============     =============

Form 10-Q   See accompanying notes to consolidated financial statements.  Page 1

                                ICOS CORPORATION

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                 (in thousands)
                                  (unaudited)




                                                  Three months ended       Nine months ended
                                                     September 30,           September 30,
                                                  -------------------     --------------------
                                                    1998        1997         1998        1997
                                                  -------     -------     --------     -------
Net loss                                          $(9,413)    $(4,373)    $(27,137)    $(6,091)
Other comprehensive income:
  Unrealized gains (losses) on securities:
    Unrealized holding gains arising
     during the period                                 25           6           17           1
    Less reclassification adjustments for gains
     included in net loss                              (8)        (12)         (25)        (14)
                                                  -------     -------     --------     -------
Total other comprehensive income (loss)                17          (6)          (8)        (13)
                                                  -------     -------     --------     -------
Comprehensive loss                                $(9,396)    $(4,379)    $(27,145)    $(6,104)
                                                  =======     =======     ========     =======

Form 10-Q   See accompanying notes to consolidated financial statements.  Page 2

                                ICOS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and par value data)

                               ASSETS
                                                   September 30,    December 31,
                                                       1998             1997
                                                   -------------    ------------
                                                    (unaudited)
Current assets:
  Cash and cash equivalents                            $   5,065       $   1,404
  Investment securities available
   for sale, at market value                               1,796          23,845
  Interest receivable                                        234             524
  Receivables under collaborative
   arrangements from related parties                       1,290           2,270
  Other receivables                                          305             177
  Prepaid expenses                                           704             509
                                                       ---------    ------------
     Total current assets                                  9,394          28,729
Property and equipment, at cost:
  Land                                                     2,310           2,310
  Buildings and improvements                               9,454           9,454
  Leasehold improvements                                   9,670           8,361
  Furniture and equipment                                 18,011          15,450
                                                       ---------    ------------
                                                          39,445          35,575
  Less accumulated depreciation and
   amortization                                           20,171          17,676
                                                       ---------    ------------
                                                          19,274          17,899
                                                       ---------    ------------
  Construction in progress                                   730              51
                                                       ---------    ------------
    Net property and equipment                            20,004          17,950
                                                       ---------    ------------
  Loan receivable from related party                       7,341           7,341
  Other assets                                               173              45
                                                       ---------    ------------
                                                       $  36,912       $  54,065
                                                       =========    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $   3,731      $   2,363
  Accrued payroll and benefits                               867            873
  Other accrued expenses                                     768            957
  Deferred research and development
   revenue from related parties                            4,547              -
                                                       ---------     -----------
    Total current liabilities                              9,913          4,193
Stockholders' equity:
  Preferred stock, $.01 par value.
   2,000,000 shares authorized; none issued                    -              -
  Common stock, $.01 par value.
   100,000,000 shares authorized; 40,022,294
   issued and outstanding at September 30,
   1998 and 39,885,414 issued and
   outstanding at December 31, 1997                          400            399
  Additional paid-in capital                             176,150        171,879
  Net unrealized gain on investment
   securities available for sale                              11             19
  Accumulated deficit                                   (149,562)      (122,425)
                                                       ---------     ----------
    Total stockholders' equity                            26,999         49,872
                                                       ---------     ----------
                                                       $  36,912      $  54,065
                                                       =========     ==========

Form 10-Q   See accompanying notes to consolidated financial statements.  Page 3

                                ICOS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                        Nine months ended
                                                          September 30,
                                                       --------------------
                                                         1998        1997
                                                       --------    --------
Cash flows from operating activities:
  Net loss                                             $(27,137)   $ (6,091)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization                         2,495       2,903
    Amortization of investment premiums/discounts           200         497
    Gain on sale of investment securities                   (25)        (14)
    Change in operating assets and liabilities:
      Interest receivable                                   290         (76)
      Receivables under collaborative
       arrangements from related parties                    980      (6,367)
      Other receivables                                    (128)        (59)
      Prepaid expenses                                     (195)        252
      Accounts payable                                    1,368         473
      Accrued payroll, benefits and other expenses         (195)         87
      Deferred research and development revenue           4,547           -
                                                       --------    --------
        Net cash used in operating activities           (17,800)     (8,395)
Cash flows from investing activities:
  Purchases of investment securities                    (12,579)    (26,397)
  Maturities of investment securities                     9,480      25,972
  Sales of investment securities                         24,965      19,827
  Acquisitions of property and equipment                 (4,549)     (4,231)
  Loan receivable from related party                          -      (7,341)
  Increase in other assets                                 (128)       (204)
                                                       --------    --------
        Net cash provided by investing activities        17,189       7,626
                                                       --------    --------
Cash flows from financing activities:
  Proceeds from exercise of stock options                   926         837
  Proceeds from issuance of warrants                      3,346       2,400
                                                       --------    --------
        Net cash provided by financing activities         4,272       3,237
                                                       --------    --------
        Net increase in cash and cash equivalents         3,661       2,468
Cash and cash equivalents at beginning of period          1,404       2,159
                                                       --------    --------
Cash and cash equivalents at end of period             $  5,065    $  4,627
                                                       ========    ========
Supplemental disclosure of noncash financing
 and investing activities:
  Acquisition of property and equipment
   financed through accounts payable                   $    150    $    961
  Receivable for issuance of warrants                         -         850
                                                       ========    ========

Form 10-Q   See accompanying notes to consolidated financial statements.  Page 4

                                ICOS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997


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

     For the three months and nine months ended September 30, 1998, the Company recognized research and development cost reimbursement revenue under this arrangement of $3.0 million and $8.3 million, respectively. For the three months and nine months ended September 30, 1997, the Company recognized research and development cost reimbursement revenue under this arrangement of $3.1 million and $7.9 million, respectively.

Form 10-Q                                                                 Page 5

     ICOS Clinical Partners, L.P.

     In 1997, ICOS Clinical Partners, L.P. (the "Partnership"), an affiliate of the Company, completed the sale to private investors of interests in the Partnership. Proceeds from the offering are being used by the Partnership to fund continued development of product candidates by the Company pursuant to the terms of a Product Development Agreement based on three compounds:
LeukArrest(TM), Pafase(TM) and ICM3.

     For the three months and nine months ended September 30, 1998, the Company recognized cost reimbursement revenue from the Partnership of $3.8 million and $10.9 million, respectively. For the three months and nine months ended September 30, 1997, the Company recognized cost reimbursement revenue from the Partnership of $2.9 million and $6.1 million, respectively. In addition, the Company received a one-time payment in the second quarter of 1997 for the license of technology to the Partnership.

3.   New Accounting Standard

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

4.   Net Loss Per Common Share

     For the quarter and nine months ended September 30, 1998, options to acquire 6.5 million shares of common stock with a weighted average exercise price of $9.11 per share, warrants to acquire 7.6 million shares of common stock with a weighted average exercise price of $9.45 per share and contingently issuable stock warrants to acquire 7.6 million shares of common stock have been excluded from the computation of diluted net loss per common share as their impact would be antidilutive.

     For the quarter and nine months ended September 30, 1997, options to acquire 5.5 million shares of common stock with a weighted average exercise price of $7.02 per share, warrants to acquire 7.6 million shares of common stock with a weighted average exercise price of $9.45 per share and contingently issuable stock warrants to acquire 7.6 million shares of common stock have been excluded from the computation of diluted net loss per common share as their impact would be antidilutive.

Form 10-Q                                                                 Page 6

5.   Subsequent Event

     In October 1998, the Company and Eli Lilly and Company ("Lilly") formed a 50/50 owned joint venture to jointly develop and globally commercialize phosphodiesterase type 5 inhibitors (PDE5) as oral therapeutic agents for the treatment of both male and female sexual dysfunction. Under the terms of the joint venture agreement, ICOS received a $75 million payment in October and could receive future success milestone payments based on the progression of IC351 through development. The joint venture is being capitalized by Lilly through a cash infusion over a three-year period and the contribution by the Company of intellectual property associated with IC351 and its research platform. The joint venture will market products resulting from this collaborative effort in North America and Europe. For countries outside North America and Europe, products will be licensed exclusively to Lilly for commercialization with a royalty paid to the joint venture.

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

Overview

     The Company is developing and commercializing proprietary pharmaceutical products for the treatment of inflammatory diseases and other serious medical conditions. The Company's strategy is to identify therapeutic targets through an understanding of inflammation at the molecular level. The Company is developing pharmaceutical products that address important cellular and molecular mechanisms in three separate, yet interrelated, areas of the inflammatory process: directed cell movement, the inhibition of proinflammatory mediators and intracellular signal transduction. Each of these different mechanisms may provide broad opportunities in the treatment of clinical conditions, including chronic diseases that have inflammatory components such as multiple sclerosis, and in the treatment of acute inflammatory conditions such as those associated with acute respiratory distress syndrome, hemorrhagic shock and myocardial infarction. In addition, the Company's programs have yielded additional approaches that may be useful in treating cardiovascular diseases, erectile dysfunction and cancer. The Company believes that its discoveries will allow it to develop novel therapeutics that are more selective in their activities than existing drugs.

Form 10-Q                                                                 Page 8

     LeukArrest(TM), a humanized monoclonal antibody, was formerly called Hu23F2G. Pafase(TM), the recombinant form of a human enzyme, was formerly called rPAF-AH.

     Financial results for the third quarter and first nine months of 1998 reflect planned increases in operating expenses necessary for advancing multiple therapeutic product candidates through the development process. Development activities include product development, process development and the establishment and management of clinical trials. The Company expects increased clinical, regulatory, process development and product development activities over the remainder of the year and in future periods.

     The Company has an accumulated deficit at September 30, 1998 of $149.6 million. The Company's results of operations may vary significantly from quarter to quarter and will depend, among other factors, on the timing of certain expenses and payments received from certain collaborations, joint ventures and other business relationships, as well as the progress of the Company's own research and development efforts, timing of clinical trials and the regulatory process. The Company expects increased expenditures over the next several quarters as it continues to expand the size and number of clinical trials of its product candidates, continues to expand preclinical research and development activities in support of additional potential products, and initiates clinical trials of those product candidates deemed most promising.

Revenues

     Revenues for the quarter ended September 30, 1998 totaled $7.3 million and consisted of (i) $3.8 million in cost reimbursement revenue from ICOS Clinical Partners, L.P. (the "Partnership"), (ii) $3.0 million in cost reimbursement revenue from Suncos Corporation ("Suncos"), the Company's joint venture with Suntory Limited of Japan ("Suntory"), and (iii) $0.5 million received under the Company's research and development agreement with Abbott Laboratories ("Abbott"). Revenue for the quarter ended September 30, 1997 totaled $6.5 million, and consisted of (i) $2.9 million in cost reimbursement revenue from the Partnership, (ii) $3.1 million in cost reimbursement revenue from Suncos, and (iii) $0.5 million received under the Company's agreement with Abbott.

     Revenues for the nine months ended September 30, 1998 totaled $20.7 million and consisted of (i) $10.9 million in cost reimbursement revenue from the Partnership, (ii) $8.3 million in cost reimbursement revenue from Suncos, and
(iii) $1.5 million received under the Company's agreement with Abbott. Revenue for the nine months ended September 30, 1997 totaled $24.0 million and consisted of (i) $6.1 million in cost reimbursement revenue from the Partnership, (ii) a one-time payment of $8.5 million for the license of technology to the Partnership, (iii) $7.9 million in cost reimbursement revenue from Suncos, and
(iv) $1.5 million received under the Company's agreement with Abbott.

Form 10-Q                                                                 Page 9

Operating Expenses

     Total operating expenses for the quarter ended September 30, 1998 increased to $17.0 million from $11.4 million for the quarter ended September 30, 1997. Total operating expenses for the nine months ended September 30, 1998 increased to $49.0 million from $31.7 million for the nine months ended September 30, 1997.

     Research and development expenses for the third quarter of 1998 increased to $16.3 million from $10.8 million for the third quarter of 1997. Research and development expenses for the nine months ended September 30, 1998 increased to $46.6 million from $29.8 million for the nine months ended September 30, 1997. The increase in research and development expenses for both the third quarter and nine months ended September 30, 1998 was due primarily to costs associated with the progression of clinical trials for LeukArrest(TM), Pafase(TM), ICM3 and IC351, and the expansion of other product development efforts.

     General and administrative expenses for the third quarter of 1998 increased to $0.7 million from $0.6 million in the third quarter of 1997. General and administrative expenses for the nine months ended September 30, 1998 increased to $2.4 million from $1.9 million for the nine months ended September 30, 1997. General and administrative expense for the nine months ended September 30, 1997 was reduced by $0.2 million due to the recovery of certain organizational costs related to the formation of the Partnership.

Other Income and Expense

     Other income primarily represents investment income earned on the Company's investment securities and interest income on the Company's loan to the Partnership. Investment income for the third quarter of 1998 totaled $0.3 million compared to $0.6 million for the third quarter of 1997. Investment income for the nine months ended September 30, 1998 totaled $1.2 million compared to $1.6 million for the nine months ended September 30, 1997. The decrease in investment income for both the third quarter and the nine months ended September 30, 1998 was due primarily to lower average cash and investment balances during the third quarter and the nine months ended September 30, 1998 compared to the same periods of 1997. Interest income on the loan to the Partnership totaled $0.2 million for the third quarter of 1998 and $0.5 million for the nine months ended September 30, 1998.

Net Loss

     For the quarter ended September 30, 1998, the Company recognized a net loss of $9.4 million or $0.24 per diluted share compared to net income of $4.4 million or $0.11 per diluted share for the quarter ended

Form 10-Q                                                                Page 10

September 30, 1997. For the nine months ended September 30, 1998, the Company recognized a net loss of $27.1 million or $0.68 per diluted share compared to a net loss of $6.1 million or $0.15 per diluted share for the nine months ended September 30, 1997. The increase in net loss for both the third quarter and the nine months ended September 30, 1998 was due primarily to costs associated with the progression of clinical trials for LeukArrest(TM), Pafase(TM) and ICM3 and IC351, the expansion of other product development efforts and the recognition of $8.5 million as a one-time fee for the license of technology to the Partnership in the second quarter of 1997. Excluding the one-time payment from the Partnership, the Company would have recognized a net loss of $14.6 million or $0.37 per diluted share for the nine months ended September 30, 1997.

Liquidity & Capital Resources

     The Company has financed its operations since inception through private and public sales of common stock, investment income, revenue from research and development collaborations and an R&D limited Partnership, license payments and grants and capital leases.

     At September 30, 1998, the Company had $7.1 million in cash and cash equivalents, investment securities, and interest receivable, a decrease of $18.7 million from December 31, 1997. This decrease is primarily attributable to increased costs associated with conducting clinical trials for LeukArrest(TM), Pafase(TM), ICM3 and IC351, increased production of materials to support these and future clinical trials, regulatory submissions and expansion of the Company's other research and development programs.

     For the nine months ended September 30, 1998, the Company spent $4.5 million for the purchase of capital equipment and leasehold improvements to support research and development activities. To support its ongoing and future research and product development efforts over the next several years, the Company will need to purchase additional capital equipment and lease or purchase additional laboratory and administrative facilities.

     In October 1998, the Company and Eli Lilly and Company ("Lilly") formed a 50/50 owned joint venture to jointly develop and globally commercialize phosphodiesterase type 5 inhibitors (PDE5) as oral therapeutic agents for the treatment of both male and female sexual dysfunction. Under the terms of the joint venture agreement, ICOS received a $75 million payment in October and could receive future success milestone payments based on the progression of IC351 through development. The joint venture is being capitalized by Lilly through a cash infusion over a three-year period and the contribution by the Company of intellectual property associated with IC351 and its research platform. The joint venture will market any products resulting from this collaborative effort in North America and Europe. For countries outside North America and Europe, any products will be licensed exclusively to Lilly for commercialization with a royalty paid to the joint venture.

Form 10-Q                                                                Page 11

     In 1997, the Partnership completed the sale to private investors of interests in the Partnership. Proceeds from the offering will be used by the Partnership to fund continued development by the Company of product candidates based on three compounds: LeukArrest(TM); Pafase(TM); and ICM3, pursuant to the terms of a product development agreement. The product candidates were licensed to the Partnership by the Company in connection with the sale of the Partnership units. The sale will result in net proceeds to the Partnership of approximately $79.8 million. The Partnership received $25.9 million, before payment of offering costs, on closing and the balance will be paid in installments over a three-year period of which the first installment totaling $21.9 million was received in the second quarter of 1998. In connection with the offering of Partnership units, the Company issued warrants to purchase an aggregate of 7.6 million shares of the Company's common stock. These warrants were exercisable beginning October 1, 1998. The Company has agreed to use its commercially reasonable best efforts to establish and maintain an effective shelf registration statement for resales of the shares to be issued pursuant to the exercise of these warrants. In addition, the Company is obligated, subject to certain conditions, to issue in June 1999 warrants to purchase an aggregate of
7.6 million additional shares of the Company's common stock.

     During 1997, the Company loaned the Partnership $7.3 million to fund certain initial expenditures of the Partnership that consist primarily of organizational expenses, selling commissions and financial advisory and other fees. Interest is payable annually on June 1, and the principal balance of the loan is payable on June 1, 2000.

     The Company anticipates that its operating expenses will continue to increase during 1998 and in subsequent years as it adds personnel, equipment and facilities associated with advancing its product candidates including LeukArrest(TM), Pafase(TM), ICM3 and IC351 through development and clinical trials. The Company also plans to continue preclinical research and development activities for additional potential product candidates and initiate clinical trials for those product candidates deemed most promising. Potential incremental costs may include, but are not limited to, those associated with the Company's own product development, preclinical studies and clinical trials, patent filings and administrative activities. In addition, the Company will incur costs and make capital contributions under its joint venture agreement with Suntory related to the development of Pafase(TM). Under provisions of the development agreement with Suncos, the Company will be reimbursed for certain of these costs, however, there can be no assurance that all such costs will be reimbursed. The Company will also incur costs associated with the development of LeukArrest(TM), Pafase(TM) and ICM3, in connection with the Partnership. The Partnership has agreed to reimburse the Company for certain of these costs.

     The Company anticipates that its existing cash, including interest income from cash investments and payments from Abbott, Suncos, Lilly and the Partnership, will be adequate to satisfy its cash requirements through at least 1999. The Company will need to raise substantial additional funds over the next several years to conduct its research and development activities, preclinical studies and clinical trials necessary to bring its product candidates to market and to establish sales and marketing capabilities if and when a product candidate is ready for commercialization.

Form 10-Q                                                                Page 12

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

Year 2000

Overview

     The Year 2000 problem is the result of computer programs being written using two, rather than four, digits to define the applicable year. Unless corrected, those systems with time-sensitive software may recognize a date ending in "00" as the year 1900 rather than the year 2000, potentially resulting in system failures or miscalculations.

Readiness

     Based on an initial review of its computer systems and a survey of its key outside vendors, the Company presently believes that Year 2000 issues will not pose significant operational problems. The Company believes that it can correct the majority of its internal Year 2000 issues with certain modifications to existing software and selective conversion to new software and hardware. In addition, most of the Company's software and computer equipment has been purchased within the last five years and as such, has been manufactured with Year 2000 considerations in mind. Finally, all of the Company's critical software applications have been purchased from third-party vendors, the majority of which have already provided upgrades to bring their products into Year 2000 compliance. The Company estimates that it has already addressed the majority of expected internal Year 2000 issues through normal upgrades and new purchases of software and computer equipment.

     While the Company does not believe its Year 2000 issues will be significant to its operations, it has established a plan to proactively identify and address remaining Year 2000 issues. Currently, the Company is in the process of analyzing its software and computer systems and the Year 2000 status of its key outside vendors. Upon completion of the analysis, the Company will contact software and hardware vendors and its key outside

Form 10-Q                                                                Page 13
vendors to confirm Year 2000 compliance for each item or vendor identified in the analysis. Based on the information gathered from each vendor, the Company will implement a Year 2000 solution if warranted. Finally, the Company will perform tests of relevant systems and correct any Year 2000 issues that arise.

Costs

     At this time, the Company is unable to determine the cost of correcting any potential Year 2000 issues. An initial review of the Company's computer systems showed that a majority of the Company's software, hardware, and embedded controllers have been manufactured with Year 2000 issues in mind. As such, the Company believes that the cost of identifying and correcting any internal Year 2000 issues will be minimal.

Risks

     It is possible that after analyzing its systems for Year 2000 issues, making necessary upgrades and replacements to its systems and testing its systems, the Company may still encounter Year 2000 problems. Furthermore, it is possible that some of the Company's key outside vendors will experience Year 2000 problems. Year 2000 problems with the Company's computer systems or its key outside vendors, might cause delays in clinical trials and ultimately delay the launch of products or have other effects on the Company's operations.

     The Company anticipates that its highest Year 2000 risks are in the Clinical and Manufacturing areas, as failures in these area may increase the time to bring a product to market.

Contingency

     The Company is in the process of establishing contingency plans to address any Year 2000 issues.

Form 10-Q                                                                Page 14

PART II.  OTHER INFORMATION

     ITEM 5:  Other Information

              If the Company receives notice of a shareholder proposal after December 4, 1998, the persons named as proxies in such proxy statement and proxy will have discretionary authority to vote on such shareholder proposal.

Form 10-Q                                                                Page 15

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ICOS CORPORATION


Date:  November 13, 1998            By:  /S/  GEORGE B. RATHMANN
       -----------------                 -----------------------
                                         George B. Rathmann
                                         Chairman of the Board of Directors,
                                         Chief Executive Officer and President



Date:  November 13, 1998            By:  /S/ HOWARD S. MENDELSOHN
       -----------------                 ------------------------
                                         Howard S. Mendelsohn
                                         Chief Accounting Officer

Form 10-Q                                                                Page 16

                               Index to Exhibits
                                                                            Page
                                                                            ----
10.1 Limited Liability Company Agreement of Lilly ICOS LLC (the "LLC Agreement") dated September 30, 1998 between ICOS Corporation and
      Eli Lilly and Company, including Exhibit E thereto.                     #

10.2  Lilly License Agreement, dated September 30, 1998, between Lilly
      ICOS LLC and Eli Lilly and Company (Exhibit A to the LLC Agreement).    #

10.3  The PDE5 License Agreement, dated September 30, 1998, between ICOS
      Corporation and Lilly ICOS LLC (Exhibit B to the LLC Agreement).        #

10.4  Research and Development Agreement, dated September 30, 1998, among
      ICOS Corporation, Lilly ICOS LLC and Eli Lilly and Company (Exhibit C
      to the LLC Agreement).                                                  #

10.5  Marketing and Sales Service Agreement, dated September 30, 1998, between ICOS Corporation, Lilly ICOS LLC, and Eli Lilly and Company
      (Exhibit F to the LLC Agreement).                                       #

27.1  Financial Data Schedule                                                 #


          ___________________________________
          #  Filed with this document

Form 10-Q                                                                Page 17