Form 10-K405
period 1998-12-31
ICOS CORP / DE
filed 1999-03-31
CIK 874294

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 1998

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

                                Yes   X     No
                                   ------      ------
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of March 26, 1999.

                                $1,489,109,168

Indicate the number of shares outstanding of each of the registrant's classes of
                      Common Stock as of March 26, 1999.

                  Title of Class             Number of Shares
                  --------------             ----------------
            Common Stock, $.01 par value        42,692,350

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the annual meeting of stockholders to be held on May 6, 1999 relating to "Election of Directors," "Continuing Directors (until 2000)," "Continuing Directors (until 2001)," "Other Executive Officers," "Compliance with Section 16(a) of the Securities Exchange Act of 1934," "Compensation of Directors," "Executive Compensation," "1998 Option Grants," "1998 Option Exercises and Year-end Option Values," "Compensation Committee Interlocks and Insider Participation," "Employment Contracts, Termination of Employment and Change of Control Arrangements," "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions" are incorporated by reference in Part III of this Form 10-K.

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

Part IV
-------
   Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

                                    PART  I

Item 1.  Business

Overview
--------

ICOS Corporation ("ICOS" or the "Company"), formed in 1989, is developing proprietary biopharmaceuticals and small molecule pharmaceuticals for the treatment of inflammatory diseases and other serious medical conditions.

The Company's fundamental strategy is to identify and develop a significant number of potential product candidates into breakthrough products with high commercial potential. By understanding the underlying biochemical and physiological mechanisms and identifying the cellular and molecular entities involved in the disease process, ICOS is developing biopharmaceutical products that address important opportunities in the treatment of chronic and acute diseases that have inflammatory components as well as certain cardiovascular diseases and cancer. Through this strategy, the Company believes it will be able to develop novel therapeutics that are more selective and efficacious than current therapeutics.

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

Long-Range Strategy
-------------------

The Company continues to develop a broad portfolio of potential product candidates encompassing a wide variety of approaches to inflammatory conditions and other serious diseases. Human disease is a complex and complicated process involving many physiological and biological components. As such, the task of developing therapeutics to treat these diseases is difficult and time-consuming. A large number of potential product candidates are not successfully developed because of the inability to prove that they are either safe or efficacious. In order to compensate for this risk, the Company utilizes a strategy of developing a number of approaches to the treatment of inflammatory conditions which encompass a variety of mechanisms and approaches to the inhibition of inflammation and other disease processes. Presently, the Company and its affiliates have five product candidates in clinical trials including three monoclonal antibodies: LeukArrest(TM), ICM3 and IC14, Pafase(TM), a recombinant form of a naturally occurring human enzyme, and IC351, a small molecule product candidate. In addition, the Company has several product candidates in the research and preclinical phases of development. In 1998 the Company established commercial names for two of its product candidates: LeukArrest(TM) is the name presently given to the product candidate formerly known as Hu23F2G, a monoclonal antibody developed by ICOS to block leukocyte cell adhesion in humans, and Pafase(TM), formerly known as rPAF-AH, a potent proinflammatory mediator which is a naturally occurring human enzyme that destroys platelet-activating factor and eliminates its proinflammatory effects. Over the past few years the Company has established certain corporate collaborations to enhance and optimize the Company's development while maintaining substantial downstream product rights to potential products and offsetting a substantial portion of the financial risk of development of these product candidates. Most recently, during 1998 the Company established Lilly ICOS LLC ("Lilly ICOS"), a joint venture with Eli Lilly and Company ("Lilly"), to develop the small molecule product candidate known as IC351 for the treatment of sexual dysfunction. This is in addition to the Company's joint venture Suncos Corporation ("Suncos") established in 1997 with Suntory Limited of Japan ("Suntory") for the development of Pafase(TM) and a collaboration with Abbott Laboratories in the field of integrins and ICAMs. Each of these collaborations is described in more depth in the section entitled "Collaborations."

Description of Programs
-----------------------

     Development Pipeline - Overview

The clinical targets that are the subject of ICOS' discoveries include inflammation and other diseases whose pathology is a result of the dysfunction of the normal cellular mechanisms. The Company has discovered important molecules and mechanisms underlying directed cell adhesion, the inhibition of proinflammatory mediators and intracellular signal transduction. The chart below summarizes the programs with compounds currently in clinical development.

                       ICOS Clinical Development Projects
                                   (Table 1)

Product Candidate                                            Indication                       Status (1)
---------------------------------------------------------------------------------------------------------------

LeukArrest(TM)                                 Ischemic stroke                         Phase 3 clinical trial
                                               Hemorrhagic shock                       Phase 2 clinical trial
                                               Myocardial infarction                   Phase 2 clinical trial
                                               Multiple sclerosis, acute exacerbation  Phase 2 clinical trial

ICM3                                           Severe psoriasis                        Phase 1/2 clinical trial

IC14                                           Severe sepsis                           Phase 1 clinical trial


Pafase(TM)                                     ARDS                                    Phase 2 clinical trial
                                               Acute pancreatitis                      Phase 2 clinical trial
                                               Post-ERCP pancreatitis                  Phase 2 clinical trial

IC351                                          Male erectile dysfunction               Phase 2 clinical trial
---------------------------------------------------------------------------------------------------------------

     (1)  Status as of March 31, 1999
          Phase 1 clinical trial: safety and pharmacology, dose-determining drug regimen
          Phase 2 clinical trial: determination of dose levels and potential efficacy of drug
          Phase 3 clinical trial:  efficacy and safety determination

LeukArrest(TM)

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

LeukArrest(TM) is a recombinant humanized monoclonal antibody developed by ICOS to block CD11/CD18-mediated cell adhesion in humans. LeukArrest(TM) has been shown to bind to CD11/CD18 cell adhesion molecules on the surface of leukocytes and to block subsequent movement into the surrounding tissue. To date, approximately 850 subjects have been enrolled in clinical trials of LeukArrest(TM) investigating its use as a therapeutic for the treatment of ischemic stroke, hemorrhagic shock, myocardial infarction and multiple sclerosis. These trials are designed to gather safety, efficacy and pharmacological data to support further development of the program. ICOS is conducting clinical development of LeukArrest(TM) for the indications described below.

     Clinical Application - Ischemic Stroke

During an ischemic stroke a blood vessel in the brain becomes blocked and blood flow to a region of the brain is reduced. This ischemia results in injury and death of the affected tissue. Although the stroke event arises from the blockage of one or more cerebral blood vessels by a blood clot, a significant portion of the tissue injury and death is thought to be caused by neutrophil-mediated inflammatory mechanisms. Restoring blood flow, oxygen and leukocytes, in particular neutrophils, to these tissues results in activation and adhesion of neutrophils to the endothelium. Once attached to the endothelial lining these activated neutrophils release toxins, such as free radicals and proteases, that damage the endothelium and the surrounding tissue. Data from preclinical studies has indicated that LeukArrest(TM) inhibits neutrophil functions shown to be important for neutrophil-induced damage. The Company believes that treating patients who have suffered a stroke with LeukArrest(TM) may limit the degree of inflammatory tissue damage and protect significant amounts of brain and CNS tissue and, thus, may decrease the extent of brain damage for these patients.

This molecule showed safety and efficacy in a randomized double-blind placebo controlled parallel study. Data from this study suggests that high dosages of LeukArrest(TM) improved neurological outcomes and exhibited a higher treatment response rate than did placebo. LeukArrest(TM) is currently being evaluating in a Phase 3 trial for ischemic stroke. This trial is designed to treat approximately 800 subjects in a randomized double-blind placebo controlled parallel study to evaluate its efficacy.

     Clinical Application - Hemorrhagic Shock

Each year, approximately 150,000 Americans suffer major trauma and associated blood loss, leading to shock. Approximately 125,000 of these victims are at risk for the development of hemorrhagic shock. A major cause of morbidity and mortality in those who survive the initial injury is multiple organ dysfunction, for which there is no specific treatment. The intensive care necessary for the support of these patients is extremely expensive.

Based on in vitro and in vivo data, it has been hypothesized that multiple organ dysfunction is the result of neutrophil-mediated tissue injury. Resuscitation of the trauma patient by medical staff administering intravenous fluids and blood products leads to the re-establishment of circulation in the affected tissues. Restoring blood flow, oxygen and leukocytes, in particular neutrophils, to these tissues results in activation and adhesion of neutrophils to the endothelium. Once attached to the endothelial lining these activated neutrophils release toxins, such as free radicals and proteases, that damage the endothelium and the surrounding tissue. The consequences of this include edema, hemorrhage and thrombosis that can often result in organ dysfunction and ultimately organ failure.

Since the adhesion of neutrophils to endothelial cells is inhibited by LeukArrest(TM), ICOS believes that treatment of trauma-induced hemorrhagic shock patients with LeukArrest(TM) may prevent the development of multiple organ dysfunction and improve overall mortality rates.

LeukArrest(TM) is being evaluated in a randomized double-blind placebo controlled parallel group Phase 2 study to evaluate LeukArrest(TM) for the treatment of severe tissue damage related to severe trauma. The trial is designed to evaluate the molecule's efficacy in reducing fluid requirements and organ failure in patients that have suffered massive blood loss due to traumatic injury. ICOS believes that blockage of leukocyte movement into tissues after re-establishment of fluid levels may prevent resulting tissue damage and resulting organ failure.

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

Preclinical studies have provided evidence that LeukArrest(TM) inhibits neutrophil functions shown to be important for neutrophil damage in models of MI. ICOS believes that treating patients with LeukArrest(TM) during an MI may limit the degree of inflammatory tissue damage and protect significant amounts of heart tissue. In turn, this tissue preservation should help maintain the pumping capacity of the heart, thereby reducing mortality and disability.

LeukArrest(TM) is currently being evaluated for its use in preventing tissue damage after myocardial infarction or heart attack, in an acute setting. Initially, the molecule's safety and pharmacology profile was tested in a randomized double-blind placebo controlled parallel Phase 2 study involving 60 patients at 18 sites. Results of this initial study indicated that both doses of LeukArrest(TM) were well tolerated. Based on these results, a Phase 2 randomized double-blind placebo controlled parallel study was initiated and is currently underway.

     Clinical Application - Multiple Sclerosis ("MS") - Acute Exacerbation

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

Current treatment for acute exacerbation of MS consists of systemic administration of corticosteroids, usually initiated as intravenous therapy for the first few days of the exacerbation, followed by a course of oral steroid therapy. Other approved treatments include two different forms of interferon-beta for treating relapsing remitting MS by reducing the frequency of acute attacks. Despite the medical advance represented by the approval of betainterferon, there remains a significant need for therapy to treat acute exacerbations of MS.

LeukArrest(TM) may reduce the severity and length of recurrent MS exacerbations by interfering with the ability of leukocytes to bind to the vascular endothelium in the brain and spinal cord, thus limiting their movement into these tissues. Treatment of the acute exacerbation with LeukArrest(TM) may provide superior treatment outcomes to other treatment methods.

During 1998, the Company completed a Phase 2 study evaluating a single dose of LeukArrest(TM) at two different dose levels for the treatment of acute exacerbations of multiple sclerosis. Results of this study indicated that LeukArrest(TM) did not show clinical benefit in comparison with methylprednisolone. Additionally, methylprednisolone had a benefit over all other groups when patients were evaluated on the basis of their neurological function. This trial did demonstrate that subjects treated with LeukArrest(TM) showed no difference in severe acute events or infection rates as compared to placebo. A Phase 2 study evaluating LeakArrest(TM) as a treatment for acute exacerbations of MS when given in a multiple dose regimen was concluded in late 1998. Data from this trial is anticipated to be available during 1999.

ICM3

     Background

T-cell stimulation by antigen presenting cells is one of the early events in the immune response that leads to inflammation. ICAMs are cell surface proteins known to mediate the interaction between T-cells and antigen presenting cells. Known ICAMs include ICAM-1, ICAM-2 and ICAM-3. In comparison to the other ICAMs, the expression pattern of ICAM-3 has been shown by ICOS scientists to differ from the sites of expression on ICAM-1 and ICAM-2. Whereas ICAM-1 and ICAM-2 are primarily found on the surfaces of endothelial cells and activated leukocytes, ICAM-3 expression is normally restricted to leukocytes themselves. Because ICAM-3 is expressed at high levels independent of the state of cell activation, ICAM-3 is believed to be involved in the earliest stages of T-cell activation and is therefore an attractive target for early intervention to improve the outcome in T-cell-mediated inflammatory conditions. A proprietary series of anti-ICAM-3 antibodies developed by ICOS has been shown to inhibit T-cell activation. One antibody, known as ICM3, is a recombinant humanized monoclonal antibody that has been shown by ICOS scientists to block ICAM-3 and function as an inhibitor of T-cell activation in both in vitro and clinical models.

     Clinical Application - Psoriasis

One common inflammatory disorder that involves T-cell stimulation is psoriasis. Approximately 20% of the five million Americans suffering from psoriasis have a moderate or severe form of the disease that is not responsive to topical therapy. ICOS is currently testing ICM3 in a series of Phase 2 studies of patients with moderate to severe psoriasis to evaluate the compound's safety and pharmacology. These 2 trials come at the conclusion of a Phase 1 study evaluating the molecule's use in treating patients with mild to severe psoriasis. The Phase 1 trial was designed as a single-dose trial of ICM3 to evaluate the molecule's safety and pharmacology.

Crohn's disease has been selected as a second potential indication for ICM3 and Phase 1 clinical trials are now being planned.

IC14

     Background

Immediately after exposure to bacteria, monocytes, granulocytes, and endothelial cells in human and animal tissues recognize and respond to the invading microorganisms in a non-adaptive or "innate" manner. This innate recognition of bacteria is mediated by CD14, a protein expressed on the surface of myeloid cells and present in plasma. In cases of localized infection, CD14 triggers a localized inflammatory cascade that promotes bacterial killing at the site of infection. However, in cases of systemic exposure to bacteria, CD14 triggers a systemic inflammatory cascade that may lead to potentially life-threatening conditions including the systemic inflammatory response syndrome ("SIRS"), septic shock, and multiple organ dysfunction syndrome ("MODS"). The pivotal role that CD14 plays in recognition and response to bacteria makes it an attractive target for potential therapeutic intervention in cases of suspected bacteremia and endotoxemia. IC14 is a monoclonal antibody that binds to CD14 and blocks its interaction with bacterial endotoxins.

     Clinical Application - Severe Sepsis

Bacterial recognition by CD14 and subsequent signal transduction through TLR-2 triggers a vigorous response by myeloid and endothelial cells that promote bacterial killing at the site of infection. Once activated, these cells upregulate the expression of adhesion molecules on their surfaces and release a number of proinflammatory cytokines, lipid mediators, and coagulation factors. When confined to a local tissue site, this complex response functions to eliminate invading bacterial microorganisms. Unfortunately, however, the innate response that promotes bacterial killing in the setting of a localized infection can lead to catastrophic clinical manifestations in cases of bacteremia.

Recent strategies to interfere with the innate systemic response to infection have targeted various proinflammatory mediators, as well as the Gram-negative bacterial envelope component LPS. To date, these strategies have met with limited success. For example, monoclonal antibodies and soluble receptors that target TNF-a have failed to reduce 28 day all cause mortality in pivotal clinical trials. Monoclonal antibodies targeting LPS have also failed. In retrospect, the failure of these strategies may not be entirely unexpected. Although the strategies mentioned target important components of the innate response, the components they target are redundant. For example, TNF-a is one of many proinflammatory mediators released by immune effector cells. Similarly, LPS is one of many bacterial envelope components capable of triggering the innate response.

In contrast to other potential therapeutic targets, CD14 does not appear to be a redundant component of the innate response. Other proteins which recognize bacterial envelope components have been identified including bactericidal permeability increasing factor (BPI) and LPS binding protein (LBP). However, these proteins only recognize LPS. Macrophage scavenger receptors do exhibit specificity for a variety of bacterial components. However, these receptors do not participate in cell activation. In fact, CD14 is the only known receptor for bacterial envelope components that is capable of directly participating in cell activation and inflammatory mediator release. CD14 not only recognizes a diverse array of bacterial envelope components, it is directly involved in activation of multiple cell types including monocytes, macrophages, granulocytes, endothelial cells, epithelial cells, vascular smooth muscle cells, and astrocytes. CD14's diverse specificity for bacterial components, and its unique ability to trigger activation of multiple cell types, potentially make it an attractive target for blocking the innate systemic response to infection. IC14 has been shown to block these responses in both in vitro and in vivo models.

In 1999, the Company announced the initiation of a Phase 1 clinical trial in healthy volunteers to evaluate the safety of IC14 in humans.

Pafase(TM)

     Background

Platelet-activating factor ("PAF") is a potent proinflammatory mediator with diverse biological effects and is implicated in a number of debilitating inflammatory conditions, including ARDS, acute pancreatitis, asthma and necrotizing enterocolitis. It is produced naturally by a variety of human cells, including endothelial cells, leukocytes, platelets and mast cells. PAF affects a variety of cells that are involved in the inflammatory process, including leukocytes, platelets and vascular endothelial cells, and acts by binding to specific receptors, thereby increasing the inflammatory response.

Platelet-activating factor acetylhydrolase is a naturally occurring enzyme that
destroys PAF and eliminates its proinflammatory effects.   ICOS is developing
Pafase(TM), the recombinant form of PAF-AH, as an agent for the treatment of diseases characterized by increased PAF activity.

In 1997, the Company formed Suncos to facilitate development and commercialization of Pafase(TM) for use worldwide. See "Collaborations."

     Clinical Application - Acute Respiratory Distress Syndrome ("ARDS")

ARDS is a complication of acute lung inflammation associated with several clinical conditions, including acute pancreatitis, massive blood transfusion, septic shock, and trauma. There are approximately 650,000 persons at risk for developing ARDS each year in the United States and of these, approximately 150,000 develop ARDS, for which the mortality rate is approximately 40-50%. Current therapy for ARDS is supportive.

Pafase(TM) may be effective in patients at risk for ARDS or in improving the outcome in patients who have already been diagnosed with ARDS by inhibiting the ability of PAF to contribute to lung inflammation. In 1997 and early 1998, the Company evaluated Pafase(TM) in subjects with trauma and severe sepsis who were at risk to develop ARDS. The initial trial was designed to determine the safety, pharmacology and efficacy of Pafase(TM). Pafase(TM) proved to be well tolerated at all dose levels and patients who received Pafase(TM) showed improvement in several efficacy parameters compared to patients who received a placebo. As a result of the data from this trial, a Phase 2 clinical trial was initiated in 1998 and is ongoing to further evaluate the safety and efficacy in subjects with trauma and severe sepsis who are at risk to develop ARDS.

     Clinical Application - Pancreatitis

Each year, approximately 40,000 people in the United States suffer from acute pancreatitis. Currently, there is no specific therapy approved to treat this disease. PAF has been implicated as a mediator of acute pancreatitis. In preclinical models, Pafase(TM) has been demonstrated to reduce the severity of pancreatitis. A Phase 2 study of patients suffering from severe acute pancreatitis is planned to begin in 1999. This study will evaluate two dose levels of Pafase in comparison to placebo and is designed to measure Pafase's safety and efficacy and measure the compound's use to reduce the effects of pancreatitis.

An additional Phase 2 safety and efficacy study is underway in patients at risk to develop acute pancreatitis after ERCP (endoscopic retrograde cholangiopancreatography). This randomized double-blind placebo controlled parallel study is designed to evaluate two dose levels of Pafase(TM) versus placebo in a single dose setting.

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

There are at least 19 human genes that encode more than 40 different PDEs that can be categorized into ten distinct PDE types. The Company has cloned and expressed a majority of these PDEs, each of which has been shown to target particular signal transduction pathways. These diverse proteins are not, however, uniformly expressed and distributed throughout the body, but rather are found in differing concentrations in different tissues and cells. This tissue-selective expression may provide opportunities for specific intervention and development of selective therapeutics that inhibit a single type of PDE enzyme.

     Clinical Application - Male Erectile Dysfunction

IC351, a small molecule compound, which is a PDE5 modulator, is being evaluated for the treatment of male erectile dysfunction ("MED"), also called impotence, which is estimated to effect between 10-20 million men in the United States. This condition can be the consequence of several underlying factors that coexist in patients with MED. PDE5 is part of the signal transduction system in vascular smooth muscle that acts to control the level of cGMP. IC351 is a potent and selective blocker of PDE5 function. When a guanylyl cyclase in the vascular smooth muscle cell has been triggered to produce cGMP by an external signal, IC351, blocks this PDE and prevents the PDE5 from destroying the cGMP. Thus, IC351 can be thought of as a contingent agonist, a compound whose action is contingent upon the presence of a signal triggering a cGMP increase. Administration of IC351 is expected to increase cGMP in the vascular smooth muscle leading to vessel relaxation and increased blood flow in response to stimuli.

During 1998 several Phase 2 studies were completed to evaluate the safety and efficacy of IC351 in mild to moderate MED. To date the results of three Phase 2 studies of patients with mild to moderate MED have been announced.

The compound is being developed by the Company's 50% owned joint venture Lilly ICOS formed in the fourth quarter of 1998. See "Collaborations." Lilly ICOS will develop and globally commercialize IC351 for the treatment of both male and female sexual dysfunction.

Research and Discovery Program
------------------------------

The Company's scientists are also working to identify and develop biological and synthetic small molecule-based therapeutics designed to exploit the Company's knowledge of the mechanisms of inflammation. The Company has developed a proprietary in-house, high-throughput small molecule screening program. ICOS has assembled an extensive library of chemicals, consisting of synthetic organic molecules, through its collaborations and independent compound acquisitions. This library has been used successfully to identify potential drug candidates for a number of molecular targets within the Company's research and development programs.

In addition, the Company has identified a number of molecular and biological pathways of inflammation and physiological mechanisms important in disease conditions. The Company is developing a wide variety of biological therapeutic agents and drug candidates which show promise as potential products.

Clinical Production Facility
----------------------------

The Company has manufactured recombinant protein-based clinical materials to support its previous and current clinical trials in its own production facility. This facility is capable of utilizing both microbial and mammalian-based production processes and was designed to meet Food and Drug Administration ("FDA") requirements for the production of marketable products. The facility is suited for the production of purified recombinant protein bulk product. As such, the Company anticipates that vialing and other finishing steps will be completed under contract with other companies. The Company does not have the facilities necessary for production of small molecule drugs including IC351. As such, the Company contracts with other companies for the production of IC351. See "Important Factors Regarding Forward-Looking Statements."

Collaborations
--------------

The Company has entered into arrangements with other parties to access technology and facilitate and fund the development and marketing of certain of its products.

In April 1995, the Company formed a collaboration with Abbott Laboratories that seeks to discover small molecule drugs that modulate the intracellular signaling connections of certain ICAMs and integrins. In September 1997, ICOS and Abbott Laboratories expanded and extended their relationship to include small molecule antagonists of the extracellular domains of certain integrins and ICAMs. The research program under which ICOS receives research funding from Abbott Laboratories is scheduled to end April 1, 1999. Under the terms of the agreement, each company will have exclusive rights to drugs against specific molecular targets with royalties and milestone obligations to the other party. Each party will be responsible for the development, registration and commercialization of its own products. In addition, the collaboration provided the Company with a library of chemical compounds for use in its own discovery programs.

In February 1997, the Company and Suntory as joint venture partners formed Suncos to develop and commercialize Pafase(TM) worldwide. Under the terms of the arrangement, the joint venture was established with a $30 million cash investment by Suntory to Suncos. ICOS licensed, on a worldwide basis, all rights for Pafase(TM) to Suncos. In exchange, both ICOS and Suntory received 50% ownership in Suncos. Suntory has rights and has agreed to participate in the development and commercialization of Pafase(TM) in Japan and ICOS has similar rights and has agreements with respect to the United States. Suncos will be managed jointly by Suntory and ICOS. Suntory and ICOS will each pay royalties to Suncos on sales of Pafase(TM) products in its respective territory.

In October 1998, Lilly ICOS was formed to develop and globally commercialize phosphodiesterase type 5 (PDE5) inhibitors as oral therapeutic agents for the treatment of both male and female sexual dysfunction. Under the terms of the joint venture agreement, the Company received a $75.0 million payment in October and could receive future success milestone payments based on the progression of IC351 through development. The joint venture is being capitalized by Lilly through cash infusions and the contribution by the Company of intellectual property associated with IC351 and its research platform. The joint venture will market products resulting from this collaborative effort in North America and Europe. For countries outside North America and Europe, products will be licensed exclusively to Lilly for commercialization with a royalty paid to the joint venture.

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

The Company plans to develop the capabilities necessary to bring the promising products of its research and development activities into the marketplace. If the Company determines that it is strategically advantageous to enter into a collaboration with another firm, the Company's preference is to enter into collaborations with companies where ICOS has the opportunity to share equally in research and product development and co-promote and share profits from any products arising from the collaboration. The Company may, however, choose to license its technology when it is in the Company's best interest. There can be no assurance that additional joint venture or collaborative arrangements will be
available on terms acceptable to the Company.   See "Collaborations."

To support the clinical development of LeukArrest(TM), Pafase(TM) and ICM3 (the "Partnership Products"), ICOS formed, and transferred certain of its rights to the Partnership Products to ICOS Clinical Partners, L.P. (the "Partnership"). The Partnership completed the sale to private investors of interests in the Partnership in August, 1997. This sale results in net proceeds to the Partnership of approximately $79.8 million over a three year period to fund continued development by the Company of the Partnership Products. ICOS has the option to purchase all of the limited partnership interests in the Partnership.

The Company's research and development expenses during 1998, 1997 and 1996 were $77 million, $42.8 million, and $30.0 million, respectively.

Competition
-----------

Competition in the pharmaceutical industry is intense and characterized by rapid technological development. The Company, Suncos, and Lilly ICOS will compete with pharmaceutical companies and biotechnology firms in the United States, Japan, Europe and elsewhere. Many biotechnology companies have focused their development efforts in the human therapeutics area, including inflammatory and other diseases targeted by the Company, and many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or have made commercial arrangements with other biotechnology companies or research institutions.

The Company expects to encounter significant competition for the products it plans to develop on its own and through its joint ventures. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. A number of biotechnology and pharmaceutical companies are developing products aimed at the same indications as those ICOS has targeted. Some of these have entered clinical trials or are commercially available. Several have been in business longer than ICOS, have greater financial resources and have more experience in obtaining and negotiating with corporate partners. There can be no assurance that research and discoveries by others will not render the Company's programs or products uneconomical or result in therapies superior to any therapy developed by the Company or that any of the Company's products will be preferred to any existing or newly developed technologies.

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

Governmental Regulation
-----------------------

Regulation by governmental authorities in the United States, Europe, Japan and other foreign countries is a significant factor in the manufacture and marketing of the Company's potential products and in its ongoing research and product development activities. Virtually all the Company's products, those of Suncos, those of Lilly ICOS and those licensed to the Partnership will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval requirements by the FDA and comparable agencies in foreign countries. The time required for completing such testing and obtaining such approvals is uncertain. Any delay in clinical testing may delay product development. In addition, delays or rejections may be encountered based on changes in FDA or foreign regulatory policy during the period of product development and testing. Various federal statutes and regulations also regulate the manufacturing, safety, labeling, storage, record-keeping and marketing of such products. The lengthy process of obtaining regulatory approvals and ensuring compliance with appropriate federal statutes and regulations requires the expenditure of substantial resources. Any delay or failure by ICOS or its collaborators or corporate partners to obtain regulatory approval could adversely affect the commercialization of products being developed by the Company or its joint ventures, the Company's ability to receive product, collaborative research or royalty revenue and, thus, its liquidity and capital resources.

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

Patents and Trade Secrets
-------------------------

Because of the length of time and expense associated with bringing new products through development and the governmental approval process to the marketplace, the pharmaceutical industry has traditionally placed considerable importance on obtaining and maintaining patent protection for significant new technologies, products and processes. This is equally true for emerging biotechnology companies and, as such, the Company has applied, and is applying, for patents for its products and certain aspects of its technologies. To date, the Company has filed over 160 U.S. patent applications on its own behalf or on behalf of its exclusive licensors. The United States Patent and Trademark Office (the "USPTO") has issued patents to ICOS for 75 of these applications.

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

Human Resources
---------------

As of December 31, 1998, ICOS employed 312 individuals. Approximately 279 ICOS employees are engaged in research or development activities and 33 in general and administrative positions. ICOS considers its employee relations to be good.

Important Factors Regarding Forward-Looking Statements
------------------------------------------------------

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Beside ICOS Corporation, references to the Company in this section also include its subsidiary, Suncos, Lilly ICOS and the Partnership.

Early Stage of Development; Lack of Commercial Products; No Assurance of Successful Product Development. The Company has not yet completed the development of any products and does not expect to have any products commercially available for several years, if at all. The Company's potential products will require significant additional development, preclinical and clinical testing, regulatory approval and additional investment prior to commercialization. There can be no assurance that further research and development will be successful or will result in therapeutic products that will qualify for approval or be approved by regulatory authorities in order for commercial sales to begin.

Uncertainty Associated With Clinical Testing. Results of initial preclinical and clinical testing of products under development by the Company are not necessarily predictive of results that will be obtained from subsequent or more extensive preclinical and clinical testing. There can be no assurance that clinical trials of Company products under development will be completed or will demonstrate the products' safety and efficacy. The failure to adequately demonstrate safety and efficacy could significantly delay or prevent regulatory approval of a product. There can be no assurance that unacceptable toxicities or side effects will not occur at any time in the course of human clinical trials or commercial use of the Company's products. The appearance of any such unacceptable toxicities or side effects could cause the Company to interrupt, limit, delay or abort the development of any of its products or, if previously approved, necessitate their withdrawal from the market. Furthermore, there can be no assurance that disease resistance or other physiological factors will not limit the efficacy of the Company's products. Delays in patient enrollment in the Company's current clinical trials or future clinical trials may result in increased costs, program delays or both, which could have a material adverse effect on the Company.

Continuing Operating Losses. The Company has not generated revenues from the commercialization of any products. The Company anticipates that its operating expenses and capital expenditures will increase significantly in 1999 and subsequent years and expects to incur substantial operating losses at least until sales of its potential products commence. The development of the Company's products will require the commitment of substantial resources to conduct the time-consuming research, preclinical development and clinical trials necessary to bring such products to market and to establish production and marketing capabilities. There can be no assurance that the Company will generate significant product revenues or achieve profitability.

Additional Financing Requirements and Access to Capital. Substantial additional funding will be required for the Company's operations. The Company may seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Adequate funds may not be available when needed or on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay, scale back or eliminate expenditures for certain of its programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop or commercialize itself.

Dependence on Others. Under the Company's collaborative agreements with Abbott Laboratories, which is scheduled to end April 1, 1999, certain development efforts, regulatory compliance, manufacturing and marketing activities may be performed primarily by Abbott Laboratories. Similarly under the Company's joint ventures with Suntory and Lilly, certain development and manufacturing activities and regulatory and marketing activities related to product sales may be performed by Suntory and Lilly. The Company may enter into similar agreements with other collaborators in the future. Continued collaborator participation will depend not only on the achievement of research objectives by the Company and its collaborators, which cannot be assured, but also on each collaborator's own financial, competitive, marketing and strategic considerations, which are outside the Company's control. Such strategic considerations may include the relative advantages of alternative products being marketed or developed by others, including relevant patent and proprietary positions. There can be no assurance that the interest and motivations of the Company's collaborators are, or will remain, consistent with those of the Company or that such collaborators will successfully perform their development, regulatory compliance, manufacturing or marketing functions and that such current or future collaborations will continue. Furthermore, there can be no assurance that the Company will be able to negotiate additional acceptable collaborative arrangements in the future or that any such arrangements would be successful.

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

Limited Manufacturing Capabilities; No Marketing or Sales Capability. The Company currently anticipates the need to hire additional personnel skilled in the manufacturing, clinical testing and regulatory compliance processes. There can be no assurance that the Company will be able to acquire such resources or establish relationships with others to supplement its resources. The Company may not have sufficient manufacturing capacity to manufacture its potential biological products in commercial quantities. Moreover, the Company's manufacturing capacity may be inadequate to complete all clinical trials contemplated by the Company. Although the Company expects to develop such capacity by expanding its current facilities, building new facilities or contracting with others for manufacturing services, there can be no assurance that such capacity will be developed or be available on a timely basis. The Company does not have facilities for the manufacture of small molecule products. Should the Company decide to market certain of its potential products through a direct sales force in certain markets, if and when regulatory approval is obtained, the Company would be required to either hire a sales force with expertise or contract with a third party to provide a sales force. There can be no assurance that the Company will be able to establish such a sales force or be successful in establishing other channels for distributing its potential products.

Uncertainty Relating to Patents and Proprietary Rights. The Company's ability to compete effectively with others is materially dependent on the proprietary nature of the Company's patents and technologies. The Company has applied and will continue to apply for patents for its products and certain aspects of its technology, products and processes. The enforceability of certain patents issued to biotechnology and other firms is highly uncertain. Federal court decisions indicating legal considerations surrounding the validity of biotechnology patents are in transition, and there can be no assurance that the historical legal standards surrounding questions of patent validity will continue to be applied or that current defenses as to issued patents will, in fact, be considered substantial in the future. In addition, there can be no assurance as to the degree and range of the protection any patents will afford, whether patents will be issued, or the extent to which the Company will be successful in not infringing on any patents granted to others. The Company has entered into nonexclusive license agreements, and anticipates entering into additional license agreements in the future, with third parties for technologies which may be useful or necessary for the manufacture of the Company's products. The Company believes that such additional licenses will be available on commercially reasonable terms. The Company has initiated discussions with commercial entities which hold patents that may be needed for some of the Company's activities. There can be no assurance that any licenses required under any patents or proprietary rights will be made available on terms acceptable to the Company, if at all. If the Company does not obtain required licenses, it could encounter delays in product development while it attempts to design around the patents, or it could find that the development, manufacture or sale of products requiring such licenses could be foreclosed. In addition, the Company could incur substantial costs in defending any patent litigation brought against it or in asserting its patent rights, including those licensed to it by third parties, in a suit against another party. Additionally, there can be no assurance that the Company's confidentiality agreements will adequately protect its trade secrets, know-how or other proprietary information.

Technological Change and Competition. The Company is involved in an intensely competitive field. There are many companies and institutions, both public and private, including pharmaceutical companies, chemical companies, specialized biotechnology companies and research and academic institutions, that are engaged in developing synthetic pharmaceuticals and biotechnological products for human therapeutic applications, including the applications targeted by the Company. A number of competitors are conducting research and development in the areas of cell-trafficking, mediators of inflammation and intracellular signal transduction, and research by others specifically addresses areas of technology and/or medical indications or conditions targeted by the Company. Many of these companies have substantially more capital, research and development, regulatory, manufacturing, marketing, human and other resources and experience than the Company and may succeed in developing products that are more effective or less costly than any that may be developed by the Company and may also be more successful than the Company in production or marketing. In addition, other recently developed technologies are, or may in the future be, the basis for competitive products. There can be no assurance that competitors will not succeed in developing technologies and products that are more effective than any being developed by the Company or that would render the Company's technology and products obsolete or noncompetitive.

Volatility of Stock Price. Market prices for securities of biotechnology and pharmaceutical companies have been highly volatile. The Company believes that several factors could have a significant effect on the future price of the Company's Common Stock, including, without limitation, future announcements by the Company or others regarding progress in product development, results and progress of preclinical studies and clinical trials, progress of existing and future collaborations, evidence of the safety or efficacy of products, anticipated and actual financing events, scientific discoveries, technological innovations, commercial products, patents or propriety rights or regulatory actions, litigation, fluctuations in the Company's results of operations and changes in general market conditions for biotechnology and pharmaceutical stocks.

Governmental Regulation. The FDA and comparable agencies in foreign countries impose substantial requirements on biotechnology and pharmaceutical companies during development of potential products. These requirements include lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures surrounding the development and testing of proposed products. Governmental regulation also affects the manufacture and marketing of pharmaceutical products. Any future FDA or other governmental approval of products developed by the Company may entail limitations on the indicated uses for which such products may be marketed. The effect of governmental regulation may be to delay marketing new products for a considerable period of time, to impose costly requirements on the Company's activities or to provide a competitive advantage to other companies that compete with the Company. There can be no assurance that FDA or other regulatory review or approval for any product or proposed product will be granted on a timely basis, if at all. A delay in obtaining or failure to obtain such approvals could adversely affect the Company's liquidity and capital resources.

Potential Product Liability. The Company faces an inherent business risk of exposure to product liability claims in the event that the use of its technology or products is alleged to have resulted in adverse effects. Such risk exists in human clinical trials. There can be no assurance that the Company can avoid significant product liability exposure. A product liability claim could materially adversely affect the business, financial condition or future prospects of the Company. Although the Company has in place product liability insurance it believes is appropriate to its current level of clinical trials, there can be no assurance that the Company will be able to maintain such coverage in the future on acceptable terms or that such insurance will provide adequate coverage against potential liabilities. There can be no assurance that adequate insurance coverage will be available at acceptable costs, if at all.

Hazardous Materials; Environmental Matters. The Company's research and development activities involve the controlled use of hazardous materials, chemicals, viruses and radioactive compounds. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Company believes that it complies with standards prescribed by such laws, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result. The Company's operations, business or assets may be materially adversely affected by current or future environmental laws or regulations.

Key Personnel. The Company is highly dependent on its scientific and administrative staff and management team. The loss of any of these individuals could adversely affect the Company. The Company is also highly dependent on its ability to attract and retain qualified scientific, technical and key management personnel. There is intense competition for qualified personnel in the areas of the Company's activities and there can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its business.

Item 2.  Properties

ICOS leases and/or owns approximately 220,000 square feet of space in five buildings located in Bothell, Washington, a suburb of Seattle. The Company's leases expire from 2000 to February 2004, with options to renew for additional five-year periods. The Company's principal administrative offices, research laboratories, and clinical production facility occupy approximately 190,000 square feet. In December 1992, the Company purchased approximately seven acres of undeveloped land adjacent to its leased facilities. This purchase gives the Company the flexibility to expand in its current geographic location. Over the next several years, the Company plans to lease or acquire additional facilities to accommodate the activities and personnel as necessary to further develop its products.

Item 3.  Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of ICOS' stockholders during the fourth quarter of its fiscal year ended December 31, 1998.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

ICOS Common Stock trades on the Nasdaq Stock Market under the symbol ICOS. As of December 31, 1998, there were 2,854 holders of record of Common Stock. The Company has never paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. The Company intends to retain future earnings and capital for use in its business. The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by the Nasdaq Stock Market.


            1997                         High      Low
            ----                       --------  --------

            First Quarter               $ 9 1/4   $ 7 1/4
            Second Quarter                8 9/16    6 7/16
            Third Quarter                14 3/8     7 7/8
            Fourth Quarter               19 1/4    11

            1998
            ----

            First Quarter                    19    12 1/8
            Second Quarter               24 1/2    13
            Third Quarter                24 2/3    14 5/8
            Fourth Quarter               29 7/8    14 3/4

            1999
            ----

            First Quarter
            (through March 1, 1999)      24 3/4    24 1/4

Item 6.  Selected Financial Data

The information set forth below should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and Notes thereto included in this Form 10-K.


                                                                   Year Ended December 31,
                                                          (in thousands, except per share data)
                                           --------------------------------------------------------------
                                               1998         1997         1996        1995         1994
                                           -----------  -----------  -----------  ----------  -----------
Statement of Operations Data:
Revenues:
  Collaborative research and
   development from related
   parties                                  $ 33,758      $21,076      $   -        $    -       $    -
  License of technology to related party      75,000        8,500          -             -            -
  Other                                        2,010        2,000       2,000         1,500           -
                                            --------    ---------   ---------     ---------    ---------
    Total revenues                           110,768       31,576       2,000         1,500           -
                                            --------    ---------   ---------     ---------    ---------
Operating expenses:
  Research and development                    76,978       42,783      30,011        24,039       21,272
  General and administrative                   4,031        2,737       2,555         2,482        2,835
                                            --------    ---------   ---------     ---------    ---------
    Total operating expenses                  81,009       45,520      32,566        26,521       24,107
                                            --------    ---------   ---------     ---------    ---------
    Operating income (loss)                   29,759      (13,944)    (30,566)      (25,021)     (24,107)
                                            --------    ---------   ---------     ---------    ---------
Other income (expense):
  Investment income                            2,369        2,164       2,070         1,768        1,498
  Other, net                                    (170)        (235)          1          (116)        (139)
                                            --------    ---------   ---------     ---------    ---------
                                               2,199        1,929       2,071         1,652        1,359
    Net income (loss) before
     income taxes                             31,958      (12,015)    (28,495)      (23,369)     (22,748)
Income taxes - current                           648           -           -             -            -
                                            --------    ---------   ---------     ---------    ---------
Net income (loss)                            $31,310     $(12,015)   $(28,495)     $(23,369)    $(22,748)
                                            ========    =========   =========     =========    =========
Net income (loss) per
 common share - basic                       $    .78     $   (.30)   $   (.77)     $   (.73)    $   (.88)
                                            ========    =========   =========     =========    =========
Net income (loss) per
common share - diluted                      $    .67     $   (.30)   $   (.77)     $   (.73)    $   (.88)
                                            ========    =========   =========     =========    =========
Weighted average common shares
  outstanding - basic                         40,139       39,595      36,805        32,194       25,946
Weighted average common shares
  outstanding - diluted                       46,849       39,595      36,805        32,194       25,946

                                           ----------------------------------------------------------------
                                               1998         1997         1996          1995         1994
                                           -----------  -----------  -----------   ----------  -----------
Balance Sheet Data:
  Cash and cash equivalents,
   investment securities and
   interest receivable                       $78,065      $25,773     $41,820       $21,376      $44,485
  Other current assets                         8,292        2,956         693           732          711
  Restricted investment securities                -            -           -             -         1,800
  Net property and equipment                  19,576       17,950      15,627        15,386       11,310
  Other non-current assets                     7,414        7,386          65           241          229
                                            --------    ---------   ---------     ---------    ---------
    Total assets                            $113,347      $54,065     $58,205       $37,735      $58,535
                                            ========    =========   =========     =========    =========

  Current liabilities                       $ 14,614      $ 4,193     $ 2,938       $ 4,443      $ 3,441
  Obligations under capital lease
    excluding current installments                -            -           -             -            74
  Stockholders' equity                        98,733       49,872      55,267        33,292       55,020
                                            --------    ---------   ---------     ---------    ---------
      Total liabilities and
       stockholders' equity                 $113,347      $54,065     $58,205       $37,735      $58,535
                                            ========    =========   =========     =========    =========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Risks and Uncertainties
-----------------------

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes included elsewhere in this report. This discussion contains forward-looking statements that are subject to certain risks and uncertainties including, without limitation, statements of the Company's plans, objectives, expectations and intentions. The words "believes," "intends," "anticipates," "plans to," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those anticipated or implied by the forward-looking statements discussed here. Factors that could cause or contribute to such differences include those discussed under "Overview" in Item 1 "Business" above. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Overview
--------

The Company is discovering and developing proprietary pharmaceuticals for the treatment of inflammatory diseases and other serious medical conditions.

The Company's fundamental strategy is to identify and develop a significant number of potential product candidates into breakthrough products with high commercial potential. By understanding the underlying biochemical and physiological mechanisms and identifying the cellular and molecular entities involved in the disease process, the Company is developing product candidates that address important opportunities in the treatment of acute and chronic diseases that have inflammatory components as well as certain cardiovascular diseases and cancer. Through this strategy, the Company believes it will be able to develop novel therapeutics that are more selective than those presently available.


LeukArrest(TM)

During 1998, the Company completed a Phase 2 clinical study of LeukArrest(TM) to evaluate safety and efficacy following an ischemic stroke. In January 1999, the Company also commenced a Phase 3 clinical study to evaluate the efficacy of LeukArrest(TM) in ischemic stroke. During 1998, the Company began a Phase 2 clinical study of LeukArrest(TM) as a potential prevention of organ damage following trauma-induced hemorrhagic shock. The Company also started a Phase 2 clinical study of LeukArrest(TM) during 1998 to evaluate its use in preventing tissue damage following myocardial infarction or heart attack. In addition, the Company completed a Phase 2 single-dose clinical study of LeukArrest(TM) for treatment of multiple sclerosis. The study, designed to evaluate the recovery of neurological function following an exacerbation of a patient's disease, demonstrated no clinical benefit. A Phase 2 multi-dose clinical study of LeukArrest(TM) to evaluate neurological function was concluded late in 1998. Data from this trial is expected to be available in early 1999.

Pafase(TM)

In 1998, the Company completed a Phase 2 clinical study of Pafase(TM) in patients at risk to develop acute respiratory distress syndrome ("ARDS"). The study demonstrated that Pafase(TM) is well tolerated and non-antigenic. Based on the results of this study, the Company initiated a Phase 2 clinical study to further evaluate the safety and efficacy of Pafase(TM) in patients at risk to develop ARDS. Also in 1998, the Company completed a Phase 2 clinical study to test the safety and efficacy of Pafase(TM) in an inhaled allergen model of asthma. The results of this study indicate that Pafase(TM) did not improve early or late asthmatic responses. The Company also began a Phase 2 clinical study of Pafase(TM) in patients who have had a diagnostic procedure known as ERCP (endoscopic retrograde cholangiopancreatography). Patients who undergo this procedure are at an increased risk to develop pancreatitis.

IC351

During 1998, the Company completed several Phase 2 clinical studies to evaluate the safety and efficacy of IC351 in patients with mild to moderate male erectile dysfunction. In October 1998, the Company and Eli Lilly and Company ("Lilly") formed Lilly ICOS LLC ("Lilly ICOS"), a 50/50 owned limited liability company, to jointly develop and globally commercialize

IC351. Under the terms of the joint venture agreement, the Company received a $75 million payment in October and could receive future success milestone payments based on the progression of IC351 through development. The joint venture was capitalized by Lilly through a cash infusion and the contribution by the Company of intellectual property associated with IC351 and its research platform. The joint venture will market products resulting from this collaborative effort in North America and Europe. For countries outside North America and Europe, products will be licensed exclusively to Lilly for commercialization with a royalty to be paid to the joint venture.

ICM3

In 1998, the Company completed a Phase 1 clinical study of ICM3 in patients with moderate to severe psoriasis. The Company initiated two Phase 1/2 clinical studies to further evaluate the safety and efficacy of ICM3 in patients with moderate to severe psoriasis.

IC14

In January 1999, the Company announced the start of a Phase 1 clinical study in Europe to establish the safety and pharmacokinetic profile of IC14. Based on the results of this study, the Company may initiate a clinical study to evaluate IC14 in the treatment of severe sepsis.

The Company had an accumulated deficit of $91.1 million as of December 31, 1998. The Company's results of operations may vary significantly from quarter to quarter and will depend, among other factors, on the timing of certain expenses, payments received on certain research collaborations, and the progress of the Company's research and development efforts. The Company expects increased expenditures in 1999 and subsequent years as it expands the clinical trials being conducted on the product candidates LeukArrest(TM), IC351, ICM3, Pafase(TM), IC14 and other potential product candidates. Some of these costs are to be reimbursed by Suncos Corporation ("Suncos"), the Company's joint venture with Suntory Limited of Japan, ICOS Clinical Partners L.P. (the "Partnership") or Lilly ICOS. The Company anticipates expanding preclinical research and other development activities for additional potential products and commencing clinical trials on those it considers most promising.

Results of Operations
---------------------

Year Ended December 31, 1998 Compared With Year Ended December 31, 1997

Revenue for the year ended December 31, 1998 totaled $110.8 million and consisted of $78.8 million from Lilly ICOS, $15.1 from the Partnership, $14.9 million in cost reimbursement revenue from Suncos, and $2.0 million received under the Company's research and development agreement with Abbott Laboratories. The revenue from Lilly ICOS included both a one-time license fee of $75 million as well as cost reimbursement for development costs incurred by the Company on behalf of Lilly ICOS. Revenue for the year ended December 31, 1997 totaled $31.6 million and consisted of $18.4 million from the Partnership, $11.2 million in cost reimbursement revenue from Suncos, and $2.0 million received under the Company's agreement with Abbott Laboratories. The revenue from the Partnership in 1997 included both a one-time license fee as well as cost reimbursement for development costs incurred by the Company on behalf of the Partnership.

Total operating expenses for 1998 increased 78% to $81.0 million from $45.5 million in 1997. Research and development expense increased 80% to $77.0 million in 1998 from $42.8 million in 1997, due primarily to costs related to the progression of clinical trials for LeukArrest(TM), Pafase(TM), ICM3 and IC351, the commencement of clinical trials for IC14, and the expansion of other product development efforts. General and administrative expenses increased 47% to $4.0 million in 1998 from $2.7 million in 1997 due primarily to the increase of administrative activities and personnel to support the increase in research and development activity and costs related to the establishment of the joint venture with Lilly.

Investment income for 1998 was $2.4 million compared with $2.2 million in 1997.

A provision for Federal income taxes of $0.6 million was recorded in 1998 for alternative minimum tax on the Company's earnings.

The Company reported net income of $31.3 million for the year ended December 31, 1998 compared to a net loss of $12.0 million for the year ended December 31, 1997 due primarily to the payments received under the Company's joint venture with Lilly.

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

Total operating expenses for 1997 increased 40% to $45.5 million from $32.6 million in 1996. Research and development expense increased 43% to $42.8 million in 1997 from $30.0 million in 1996, due primarily to costs related to the progression of clinical trials for LeukArrest(TM), Pafase(TM), ICM3, IC14 and IC351, and the expansion of other product development efforts. Primarily due to increased administrative activities and personnel to support increased research and development activity, general and administrative expenses increased to $2.7 million in 1997 from $2.6 million in 1996.

Investment income for 1997 was $2.2 million compared with $2.1 million in 1996.

The Company's net loss decreased 58% to $12.0 million in 1997 compared with a net loss of $28.5 million in 1996. The decrease in net loss was primarily due to revenue recognized from Suncos and the Partnership, including a one-time license fee and cost reimbursement.

Liquidity and Capital Resources
-------------------------------

The Company's future cash requirements and expense levels will depend on many factors, including continued scientific progress in its research and development programs; the results of research and development, preclinical studies and clinical trials; acquisitions of products or technology, if any; relationships with corporate collaborators; competing technological and market developments; the time and costs involved in filing and prosecuting patents and enforcing patent claims; the regulatory process, the time and costs of manufacturing scale-up and commercialization activities; and other factors. The Company has financed its operations since inception through private and public sales of the Company's Common Stock, investment income, revenue from research and development collaborations, corporate joint ventures, limited partnerships, license payments, grants and capital lease obligations.

At December 31, 1998, the Company had $78.1 million in cash and cash equivalents, investment securities and interest receivable, an increase of $52.3 million from December 31, 1997. This increase is primarily related to payments received from the Company's joint venture with Lilly and proceeds from the exercise of stock options and warrants. The increase was partially offset by increased expenses associated with clinical trials for LeukArrest(TM), Pafase(TM), IC351 and ICM3, production of materials to support these and future clinical trials, regulatory submissions and expansion of the Company's other research and development programs. In addition, the Company invested $5.3 million in research and development equipment, computer equipment and leasehold improvements.

On August 15, 1997, the Partnership completed the sale to private investors of interests in the Partnership. The sale will result in net proceeds to the Partnership of approximately $79.8 million. Approximately $25.9 million, before payment of offering costs, was paid to the Partnership at closing of the sale of the Partnership units. The Partnership received $21.9 million in 1998 with the balance to be received in installments in May 1999 and May 2000. In connection with the offering of the Partnership units, the Company issued warrants to purchase an aggregate of approximately 7.6 million shares of the Company's Common Stock. Net proceeds from the offering will be used by the Partnership to fund continued development by the Company of the Partnership Products pursuant to the terms of the Product Development Agreement. While the Partnership will reimburse the Company for certain costs associated with the development of these compounds, it is unlikely that all such costs will be reimbursed. Certain rights relating to the Partnership Products were licensed by the Partnership from the Company in connection with the sale of the Partnership units.

The Company may also incur costs and make capital contributions under its joint venture agreements with Suntory and Lilly related to the development of Pafase(TM) and IC351, respectively. Under provisions of the development agreements with Suncos and Lilly ICOS, the Company is to be reimbursed for certain of these costs. There can be no assurance that any such costs will be reimbursed. The Company anticipates that its operating expenses will continue to increase during 1999 and subsequent years as it adds the personnel and facilities associated with advancing several potential product candidates through development and clinical trials. Foreseeable incremental costs may include, but are not limited to, those associated with the Company's own product development, preclinical studies and clinical trials, patent filings and administrative activities.

The Company intends to use its financial resources for ongoing and future clinical trials and other development and marketing costs of certain of its current product candidates, including LeukArrest(TM), Pafase(TM), ICM3, IC14 and IC351, expansion of preclinical research and development activities for additional potential product candidates and the initiation of clinical trials for those product candidates deemed most promising.

The Company anticipates that its existing cash, including interest income from cash investments and anticipated payments from Abbott Laboratories, Suncos, Lilly ICOS and the Partnership, will be adequate to satisfy its cash requirements until mid 2000. However, the amounts and timing of expenditures will depend on the progress of ongoing research and development, the rate at which operating losses are incurred, the execution of development and licensing agreements with potential corporate partners, the Company's development of products, the Food and Drug Administration ("FDA") regulatory process, and other factors, many of which are beyond the Company's control.

The Company has been successful in negotiating collaborations and joint development agreements with other parties where the work and strategies of the other parties complement those of the Company. In some instances, these relationships may involve commitments by the Company to fund some or all of certain development programs. Although corporate collaborations, partnerships and joint ventures have provided cost reimbursement revenue to the Company in the past, there can be no assurance that such funds will be available to the Company in the future. The Company intends to expand its operations and hire the additional personnel necessary to continue development of its current portfolio of product candidates in clinical trials, as well as continuing discovery and preclinical research to identify additional potential drug candidates. The Company anticipates that expansion of these activities will increase operating expenses in future quarters. Further, incremental expenditures will be required for additional laboratory, production and office facilities to accommodate activities and the personnel associated with this increased development activity. As such, the Company will need to raise substantial additional funds to conduct its research and development activities, preclinical studies, clinical trials and pre-marketing activities necessary to bring its product candidates to market and to establish marketing capabilities if and when a product candidate is ready for commercialization. There can be no assurance that additional funds will be available as needed or on terms that are acceptable to the Company. Insufficient funding will require the Company to delay, scale-back or eliminate some or all of its research and development activities, planned clinical trials and administrative programs.

Year 2000
---------

Overview

The Year 2000 problem is the result of computer programs being written using two, rather than four, digits to define the applicable year. Unless corrected, those systems with time-sensitive software may recognize a date ending in "00" as the year 1900 rather than the year 2000, potentially resulting in system failures or miscalculations.

Readiness

Based on an initial review of its computer systems and a survey of its key outside vendors, the Company presently believes that Year 2000 issues will not pose significant operational problems. The Company believes that it can correct the majority of its internal Year 2000 issues with certain modifications to existing software and selective conversion to new software and hardware. In addition, most of the Company's software and computer equipment have been purchased within the last five years and as such, have been manufactured with Year 2000 considerations in mind. Finally, all of the Company's critical software applications have been purchased from third-party vendors, the majority of which have already provided upgrades to bring their products into Year 2000 compliance. The Company estimates that it has already addressed the majority of expected internal Year 2000 issues through normal upgrades and new purchases of software and computer equipment. While the Company does not believe its Year 2000 issues will be significant to its operations, it has established a plan to proactively identify and address remaining Year 2000 issues. Currently, the Company is in the process of analyzing its software and computer systems and the Year 2000 status of its key outside vendors. The Company is contacting software and hardware vendors and its key outside vendors to confirm Year 2000 compliance for each item or vendor identified in the analysis. Based on the information gathered from each vendor, the Company will implement a Year 2000 solution if warranted. Finally, the Company will perform tests of relevant systems and correct any Year 2000 issues that are identified.

Costs

An initial review of the Company's computer systems showed that a majority of the Company's software, hardware, and embedded controllers have been manufactured with Year 2000 issues in mind. As such, the Company believes that the cost of identifying and correcting any internal Year 2000 issues will be minimal.

Risks

It is possible that after analyzing its systems for Year 2000 issues, making necessary upgrades and replacements to its systems and testing its systems, the Company may still encounter Year 2000 problems. Furthermore, it is possible that some of the Company's key outside vendors will experience Year 2000 problems. Year 2000 problems with the Company's computer systems or its key outside vendors, might cause delays in development activities or in clinical trials and ultimately delay the launch of products or have other effects on the Company's operations. The Company anticipates that its highest Year 2000 risks are in the Clinical and Manufacturing areas, as failures in these areas may delay development or increase the time to bring a product to market.

Contingency Plans

The Company is in the process of establishing contingency plans to address any Year 2000 issues.

Quantitative and Qualitative Disclosure about Market Risk

The Company does not use derivative financial instruments in its investment portfolio and its financial instruments consist of cash and cash equivalents, short-term investments, accounts payable and a note receivable from a related party. Cash equivalents and short-term investments principally consist of money market accounts and corporate commercial paper. The Company's exposure to market risk for changes in interest rates relates primarily to its short-term investments, thus, fluctuations in interest rates would not have a material impact on the fair value of these securities.

Item 8.  Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements                                               Page in Form 10-K
------------------------------------------------------------------------------  -----------------
     Independent Auditors' Report.............................................                 26

     Consolidated Balance Sheets at December 31, 1998 and 1997................                 27

     Consolidated Statements of Operations for the years ended
     December 31, 1998, 1997, and 1996........................................                 28

     Consolidated Statements of Comprehensive Operations for the years ended
     December 31, 1998, 1997, and 1996........................................                 29

     Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1998, 1997, and 1996........................................                 30

     Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1998, 1997, and 1996........................................                 31

     Notes to Consolidated Financial Statements...............................              32-42

All consolidated financial statement schedules have been omitted since the information is not required or because the information required is included in the consolidated financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
ICOS Corporation:

We have audited the accompanying consolidated balance sheets of ICOS Corporation and subsidiary as of December 31, 1998, and 1997 and the related consolidated statements of operations, comprehensive operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICOS Corporation and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


/S/ KPMG LLP


Seattle, Washington
January 15, 1999

                               ICOS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                                                                            (in thousands)
                                                                                             December 31,
                                                                           ------------------------------------------------
                                                                                   1998                        1997
                                                                           --------------------     -----------------------
Current assets:
   Cash and cash equivalents                                                           $ 69,584                   $   1,404
   Investment securities available for sale, at market value                              8,090                      23,845
   Interest receivable                                                                      391                         524
   Receivables from related parties under collaborative arrangements                      7,524                       2,270
   Other receivables                                                                        267                         177
   Prepaid expenses                                                                         501                         509
                                                                           --------------------     -----------------------
       Total current assets                                                              86,357                      28,729
                                                                           --------------------     -----------------------
Property and equipment, at cost:
   Land                                                                                   2,310                       2,310
   Building and improvements                                                              9,461                       9,454
   Leasehold improvements                                                                 9,805                       8,361
   Furniture and equipment                                                               18,865                      15,450
                                                                           --------------------     -----------------------
                                                                                         40,441                      35,575
   Less accumulated depreciation and amortization                                        21,135                      17,676
                                                                           --------------------     -----------------------
                                                                                         19,306                      17,899
   Construction in progress                                                                 270                          51
                                                                           --------------------     -----------------------
      Net property and equipment                                                         19,576                      17,950
                                                                           --------------------     -----------------------
Loan receivable from related party                                                        7,341                       7,341
                                                                           --------------------     -----------------------
Other assets                                                                                 73                          45
                                                                           --------------------     -----------------------
                                                                                       $113,347                   $  54,065
                                                                           ====================     =======================
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                    $  6,080                   $   2,363
   Accrued payroll and benefits                                                           1,005                         873
   Federal income taxes payable                                                             648                           -
   Other accrued expenses                                                                 6,881                         957
                                                                           --------------------     -----------------------
       Total current liabilities                                                         14,614                       4,193

Stockholders' equity:
   Commitments and contingencies                                                              -                           -
   Preferred Stock, $.01 par value.  Authorized 2,000,000 shares;
       none issued                                                                            -                           -
   Common Stock, $.01 par value.  Authorized 100,000,000 shares;
       issued and outstanding 41,482,043 at December 31, 1998 and
       39,885,414 at December 31, 1997                                                      415                         399
   Additional paid-in capital                                                           189,436                     171,879
   Accumulated other comprehensive income (loss)                                             (3)                         19
   Accumulated deficit                                                                  (91,115)                   (122,425)
                                                                         ----------------------     -----------------------
       Total stockholders' equity                                                        98,733                      49,872
                                                                         ----------------------     -----------------------
                                                                                       $113,347                   $  54,065
                                                                         ======================     =======================

          See accompanying notes to consolidated financial statements.

                               ICOS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                                         Years Ended December 31,
                                                             -----------------------------------------------
                                                                1998              1997               1996
                                                             ----------       -----------        -----------
Revenues:
   Collaborative research and development from
    related parties                                            $ 33,758          $ 21,076           $     -
   License of technology to related party                        75,000             8,500                 -
   Other                                                          2,010             2,000              2,000
                                                             ----------       -----------        -----------
      Total revenues                                            110,768            31,576              2,000
                                                             ----------       -----------        -----------
Operating expenses:
   Research and development                                      76,978            42,783             30,011
   General and administrative                                     4,031             2,737              2,555
                                                             ----------       -----------        -----------
      Total operating expenses                                   81,009            45,520             32,566
                                                             ----------       -----------        -----------
      Operating income (loss)                                    29,759           (13,944)           (30,566)
                                                             ----------       -----------        -----------
Other income (expense):
   Investment income                                              2,369             2,164              2,070
   Other, net                                                      (170)             (235)                 1
                                                             ----------       -----------        -----------
                                                                  2,199             1,929              2,071
                                                             ----------       -----------        -----------
      Net income (loss) before income taxes                    $ 31,958          $(12,015)          $(28,495)
                                                             ==========       ===========        ===========
Income taxes - current                                              648                -                  -
                                                             ----------       -----------        -----------
      Net income (loss)                                        $ 31,310          $(12,015)          $(28,495)
                                                             ==========       ===========        ===========
Net income (loss) per common share - basic                        $0.78            $(0.30)            $(0.77)
                                                             ==========       ===========        ===========
Net income (loss) per common share - diluted                    $  0.67            $(0.30)            $(0.77)
                                                             ==========       ===========        ===========
Weighted average common shares outstanding - basic               40,139            39,595             36,805
                                                             ==========       ===========        ===========
Weighted average common shares outstanding - diluted             46,849            39,595             36,805
                                                             ==========       ===========        ===========

          See accompanying notes to consolidated financial statements.

                               ICOS CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                (in thousands)

                                                                     Years Ended December 31,
                                                             ----------------------------------------
                                                                1998           1997           1996
                                                             ----------     ----------     ----------
Net income (loss)                                               $31,310       $(12,015)      $(28,495)
Other comprehensive income (loss)
  Unrealized gains (losses) on investment securities:
    Unrealized holding gains arising during the year                  6             13             60
    Less reclassification adjustments for (gains)
     losses included in net income (loss)                           (28)            (4)            20
                                                             ----------     ----------     ----------
Total other comprehensive income (loss)                             (22)             9             80
                                                             ----------     ----------     ----------
Comprehensive income (loss)                                     $31,288       $(12,006)      $(28,415)
                                                             ==========     ==========     ==========

         See accompanying notes to consolidated financial statements.

                                ICOS CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      For the year ended December 31, 1998

                                                                               (in thousands)
                                    ------------------------------------------------------------------------------------------------
                                                    Additional                   Accumulated other                       Total
                                      Common         paid-in       Restricted      comprehensive     Accumulated      stockholders'
                                       Stock         capital         stock         income (loss)       deficit           equity
                                     --------       ----------     ----------    -----------------   -----------      -------------
Balances at December 31, 1995          $322          $115,163        $(208)            $(70)          $ (81,915)        $ 33,292
  Issuance of 6,900,000 shares of
   Common Stock, net of issuance
   costs of $3,506,485                   69            49,037            -                -                   -           49,106
  Vesting of 11,250 shares of
   restricted Common Stock                -                 -          208                -                   -              208
  Issuance of 284,145 shares of
   Common Stock from exercise of
    options                               3             1,073            -                -                   -            1,076
Other comprehensive income                -                 -            -               80                   -               80
Net loss for the year ended
  December 31, 1996                       -                 -            -                -             (28,495)         (28,495)
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996           394           165,273            -               10            (110,410)          55,267
  Issuance of 467,661 shares of
   Common Stock from exercise of
   options                                5             2,525            -                -                   -            2,530
  Value of warrants issued to
   ICOS Clinical Partners, L.P.           -             4,081            -                -                   -            4,081
Other comprehensive income                -                 -            -                9                   -                9
Net loss for the year ended
  December 31, 1997                       -                 -            -                -             (12,015)         (12,015)
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997           399           171,879            -               19            (122,425)          49,872
  Issuance of 292,429 shares of
   Common Stock from exercise
   of options                             3             1,950            -                -                   -            1,953
Issuance of 1,304,200 shares of
   Common Stock from exercise
   of warrants                           13            12,260            -                -                   -           12,273
Value of warrants issued to
   ICOS Clinical Partners, L.P.           -             3,347            -                -                   -            3,347
Other comprehensive loss                  -                 -            -              (22)                  -              (22)
Net income for the year ended
  December 31, 1998                       -                 -            -                -              31,310           31,310
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998          $415          $189,436        $   -             $ (3)          $ (91,115)        $ 98,733
====================================================================================================================================

          See accompanying notes to consolidated financial statements.

                               ICOS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                                         Years Ended December 31,
                                                                             -----------------------------------------------
                                                                                  1998            1997             1996
                                                                             --------------    ------------    -------------
Cash flows from operating activities:
  Net (income) loss                                                             $ 31,310        $ (12,015)       $ (28,495)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                                  3,459            3,678            3,519
    Amortization of investment premiums/discounts                                   (320)            (570)            (381)
    (Gain) loss on sale of investment securities                                     (28)              (4)              20
    Amortization of restricted stock                                                   -                -              208
    Change in operating assets and liabilities:
      Interest receivable                                                            133             (375)             (43)
      Receivables from related parties under collaborative arrangements           (5,435)          (2,089)               -
      Other receivables                                                              (90)             (84)               5
      Prepaid expenses                                                                 8               91               34
      Accounts payable                                                             3,888            1,008              355
      Accrued payroll, benefits and other accrued expenses                         6,704               76             (545)
      Deferred research and development revenue                                        -                -             (500)
                                                                             --------------    ------------    -------------
        Net cash provided by (used in) operating activities                       39,629          (10,284)         (25,823)
                                                                             --------------    ------------    -------------
Cash flows from investing activities:
  Purchases of investment securities                                             (17,421)         (41,644)         (50,884)
  Maturities of investment securities                                              7,000           31,978           14,000
  Sales of investment securities                                                  26,502           25,916           14,828
  Acquisitions of  property and equipment                                         (5,256)          (5,830)          (4,531)
  Loan receivable from related party                                                   -           (7,341)               -
  (Increase) decrease in other assets                                                (28)              20              176
                                                                             --------------    ------------    -------------
        Net cash provided by (used in) investing activities                       10,797            3,099          (26,411)
                                                                             --------------    ------------    -------------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock                                               -                -           49,106
  Proceeds from exercise of stock options and warrants                            14,226            2,530            1,076
  Proceeds from issuance of warrants                                               3,528            3,900                -
  Principal payments on obligations under capital lease                                -                -              (45)
                                                                             --------------    ------------    -------------
        Net cash provided by financing activities                                 17,754            6,430           50,137
                                                                             --------------    ------------    -------------
        Net increase (decrease) in cash and cash equivalents                      68,180             (755)          (2,097)
Cash and cash equivalents at beginning of year                                     1,404            2,159            4,256
                                                                             --------------    ------------    -------------
Cash and cash equivalents at end of year                                        $ 69,584         $  1,404         $  2,159
                                                                             ==============    ============    =============
Supplemental disclosure of noncash financing and investing activities:
  Acquisition of property and equipment financed through accounts
    payable                                                                     $      -              171         $      -
  Receivable for issuance of warrants                                           $      -              181         $      -
                                                                             ==============    ============    =============

  See accompanying notes to consolidated financial statements.

                               ICOS CORPORATION

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997

(1)  Summary of Significant Accounting Policies

     (a)  Nature of Operations

          ICOS Corporation and subsidiary (the "Company") is discovering and developing new pharmaceutical candidates by seeking points of intervention in the inflammatory process that may lead to more specific and efficacious drugs. The Company's research and drug development programs involve both acute and chronic conditions.

     (b)  Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ICOS Development Corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

     (c)  Use of Estimates in the Preparation of Financial Statements

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

     (d)  Financial Instruments

          The Company's financial instruments consist of cash and cash equivalents, short-term investments, accounts payable and a note receivable from a related party. The Company's cash and cash equivalents and short-term investments are diversified among security types and issuers, and approximate fair value. The Company's other financial instruments are short-term and/or have little or no risk and therefore are considered to have fair value equal to book value.

     (e)  Cash and Cash Equivalents

          All highly liquid short-term investments purchased with a maturity of three months or less are considered to be cash equivalents. Investments in cash and cash equivalents consist primarily of investments in money market accounts and corporate commercial paper.

     (f)  Investment Securities

          The Company's investment securities are classified as available-for-sale and carried at market value, based on quoted market prices, with unrealized gains and losses excluded from results of operations and reported in the statements of comprehensive operations. Gross realized gains and losses on sales of investment securities are determined on the specific identification method and included in investment income.

     (g)  Property and Equipment

          Depreciation of furniture and equipment is provided on the straight-line method over the assets' estimated useful lives of three to five years. The Company owns one building which is being depreciated over its estimated remaining economic life of ten years. Leasehold and building improvements are depreciated over the remaining lease term and remaining economic life of the building, respectively.

     (h)  Investment in Affiliates

          Investments in ICOS Clinical Partners, L.P. ("the Partnership"), Suncos Corporation ("Suncos") and Lilly ICOS LLC ("Lilly ICOS") are accounted for using the equity method. Accordingly, the investment is recorded at cost, adjusted for the Company's share of income or losses of the entities.

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

     (k)  Income Taxes

          Income taxes are accounted for using the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

     (l)  Net Income (Loss) Per Common Share

          Basic earnings per share ("EPS") is based on the weighted average number of common shares outstanding during the period. Diluted EPS is based on the potential dilution that would occur on exercise or conversion of securities into common stock using the treasury stock method. Common shares that are considered to be antidilutive are excluded from the computation of diluted EPS. Securities included in the Company's calculation of diluted EPS include all outstanding stock options, stock warrants and contingently issuable stock warrants.

     (m)  Stock Based Compensation

          The Company applies the provisions of Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock option grants. Accordingly, the Company does not recognize compensation expense for options granted to employees with an exercise price equal to or in excess of the fair value of common shares at the date of grant. The Company provides pro forma net income
          (loss) and pro forma net income (loss) per share disclosures as if compensation cost had been determined based on the method defined in Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation in note 7.

     (n)  Comprehensive Operations

          In 1998, the Company adopted SFAS 130, Reporting Comprehensive Income. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that do not result from transactions with owners ("comprehensive income"). Comprehensive income is the total of net income (loss) and all other nonowner changes in equity.

     (o)  Business Segments

          In 1998 the Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 requires an enterprise to report segment information based on how management internally evaluates the operating performance of its business units (segments). The Company's operations are confined to one business segment, the discovery and development of proprietary pharmaceuticals for the treatment of inflammatory diseases and other serious medical conditions.

(2)  Financing

     The Company anticipates that its existing capital resources, together with its existing collaborative arrangements, should be sufficient to fund its cash requirements to mid 2000. However, the amounts and timing of expenditures will depend on the progress of ongoing research and development, the rate at which operating losses are incurred, the execution of development and licensing agreements with potential corporate partners, the Company's development of products, the Food and Drug Administration ("FDA") regulatory process, and other factors, many of which are beyond the Company's control. The Company's existing capital resources and collaborative arrangements will not be sufficient to fund the Company's operations through commercialization of its first product. Accordingly, the Company will need to raise substantial additional funds for its programs.

(3)  Investment Securities

     The following table summarizes the Company's investment securities at December 31, 1998 and 1997 (in thousands):

                                                              Gross         Gross
                                                           unrealized    unrealized
                                           Market value       gains         losses    Amortized cost
                                           ------------   ------------  ------------  --------------
December 31, 1998:
      Corporate debt securities              $ 8,090      $       -         $    3        $ 8,093
                                             =======      ============  ============      =======
      December 31, 1997:
      U.S. Treasury Notes                    $ 5,517        $   13          $    -        $ 5,504
      Corporate debt securities               17,792             6               3         17,789
      U.S. government agency
         mortgage-backed securities              536             3               -            533
                                             -------      ------------  ------------      -------
       Total                                 $23,845        $   22          $    3        $23,826
                                             =======      ============  ============      =======

     Amortized cost and estimated market value of debt securities at December 31, 1998, by contractual maturity, are shown below (in thousands):

       Maturing within:                 Market value  Amortized cost
       ----------------                 ------------  --------------
       1 year                              $7,574         $7,577
       2 years                                516            516

     Actual maturities may be different from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Investment income includes interest of $2.3 million, $2.2 million and $2.1 million earned on investments for 1998, 1997 and 1996, respectively, and capital gains of $28,092 and $3,853 for 1998 and 1997, respectively, and a capital loss of $19,417 for 1996.

(4)  Leases

     The Company leases office and laboratory space under noncancellable operating leases that expire from 2000 to 2004. These leases include options to extend the terms for two additional five-year periods.

     Total rent expense was $1.6 million, $1.6 million and $1.3 million for 1998, 1997 and 1996, respectively.

     Future minimum lease payments under noncancellable operating leases, excluding provision for annual increases tied to the consumer price index, are as follows (in thousands):

                1999                          $1,536
                2000                           1,579
                2001                           1,663
                2002                           1,346
                2003                             671
                Thereafter                        56
                                              ------
                Total minimum lease payments  $6,851
                                              ======

     Subsequent to December 31, 1998, the Company entered into a noncancellable operating lease agreement to lease additional office and laboratory space. The lease expires in 2004 and includes options to extend the terms for three additional five-year periods. Total rent expense over the initial term of the lease is expected to be $8.7 million.

(5)  Federal Income Taxes

     Income tax expense (benefit) on income (loss) before income taxes differs from "expected" income tax expense (benefit) as computed by applying the U.S. federal income tax rate of 34% as follows (in thousands):

                                                 1998              1997              1996
                                               ---------         -------            -------
Estimated federal income tax expense           $ 10,866          $(4,085)           $(9,688)
 (benefit)
Value of warrants issued to ICOS                  1,139            1,345                  -
 Clinical Partners, L.P.
Research and experimentation tax credit          (1,271)            (710)              (615)
 carryforwards
Change in valuation allowance excluding         (10,182)           3,297             10,580
 intraperiod items
Other                                                96              153               (277)
                                               --------          -------            -------
                                               $    648          $     -            $     -
                                               ========          =======            =======

     Temporary differences and carryforwards which give rise to deferred tax assets are comprised of the following (in thousands):

                                                              December 31,
                                                            1998       1997
                                                          ---------  ---------

 Depreciation                                             $  3,488   $  3,066
 Net operating loss carryforwards                           26,888     38,446
 Research and experimentation tax credit carryforwards       5,194      3,923
 Alternative minimum tax credit carryforward                   648          -
 Other                                                       1,142      1,107
                                                          --------   --------
 Gross deferred tax assets                                  37,360     46,542
 Valuation allowance                                       (37,360)   (46,542)
                                                          --------   --------
 Total                                                    $      0   $      0
                                                          ========   ========

     The (decrease) and increases in the valuation allowance for deferred tax assets of $(9.2) million, $4.2 million and $10.7 million, in 1998, 1997 and 1996, respectively, are attributable primarily to the ability or inability to utilize net operating loss carryforwards. At December 31, 1998, the Company has net operating tax loss carryforwards available to offset future taxable income as follows (in thousands):

       Year of Expiration
              2009                         $ 2,073
              2010                          21,507
              2011                          21,039
              2012                          26,774
              2013                           7,688
                                           -------
                                           $79,081
                                           =======

     At December 31, 1998, the Company also had available approximately $5.2 million of research and experimentation tax credit carryforwards to offset future tax liabilities. These credits expire from 2009 to 2013.

     Under provisions of the Internal Revenue Code of 1986, as amended, utilization of the Company's net operating loss carryforwards may be subject to limitation if it should be determined that a greater than 50% ownership change were to occur in the future.

(6)  Preferred Stock

     The Company has the authority to issue up to 2 million shares of Preferred Stock in one or more series. The Company's Board of Directors has the authority to fix the powers, designations, preferences, and relative participating, optional, or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences, and the number of shares constituting any series, without any further vote or action by the Company's stockholders. The issuance of Preferred Stock in certain circumstances may have the effect of delaying or preventing a change in control of the Company. Such issuance with voting and conversion rights may adversely affect the voting power of the Common Stock holders. The Company has no shares of Preferred Stock outstanding. In the future, the Company may issue Preferred Stock as part of its overall financing strategy.

(7)  Common Stock Transactions

     (a)  Public Offering

          In May 1996, the Company completed a public offering of 6.9 million shares of Common Stock at $7.625 per share, with the Company receiving net proceeds of $49.1 million.

     (b)  Stock Option Plans

          Employee Stock Option Plan

          The Company has an incentive and nonqualified stock option plan (the "Employee Plan") under which 8.5 million shares of Common Stock have been reserved for grant to various executive, scientific, and administrative personnel of the Company. All incentive stock options are granted with an exercise price not less than 100% of the fair market value of the Common Stock on the grant date. Nonqualified stock options are generally granted with an exercise price equal to 100% of the fair market value of the Common Stock on the grant date; however, in no case are they granted with an exercise price of less than 85% of the fair market value of the Common Stock on the grant date. The options generally vest over a four-year period commencing on the grant date and have a term of ten years from the grant date.

     A summary of stock options under the Employee Plan follows (in thousands, except per share data):

                                               Incentive stock options               Nonqualified stock options
                                                     outstanding                             outstanding
                                          ---------------------------------         -----------------------------
                                                              Weighted-                               Weighted-
                                                               average                                 average
                                           Number of        exercise price          Number of      exercise price
                                             shares           per share               shares          per share
                                          -----------      ----------------         ---------      --------------
Balance at December 31, 1995                 2,760              $ 6.30                  659           $ 6.26
Options granted                                774                7.72                  121             7.46
Cancellations                                  (49)               6.75                    -                -
Options exercised                             (119)               4.88                 (167)            3.00
                                             -----              ------                 ----           ------
Balance at December 31, 1996                 3,366                6.68                  614             6.31
Options granted                              1,012                9.40                  156             8.61
Cancellations                                 (124)               8.42                  (33)            7.50
Options exercised                             (269)               5.53                  (30)            5.76
                                             -----              ------                 ----           ------
Balance at December 31, 1997                 3,985                7.39                  707             6.79
Options granted                              1,078               17.39                  221            17.22
Cancellations                                  (79)              12.68                   (2)           12.77
Options exercised                             (287)               6.54                   (5)            8.70
                                             -----              ------                 ----           ------
Balance at December 31, 1998                 4,697              $ 9.65                  921           $ 9.25
                                             =====              ======                 ====           ======

     At December 31, 1998, 1.0 million shares remained reserved and available for grant under the Employee Plan.

     Director Stock Option Plan

     The Company has a Stock Option Plan for Nonemployee Directors (the "Director Plan") under which 1.0 million shares of Common Stock have been reserved for grant to directors who are not employees of the Company. The Director Plan provides for an initial grant and automatic annual grants thereafter to each nonemployee director of a number of nonqualified stock options determined by dividing $140,000 for 1996 (increased by $10,000 each year) by the market price of the Common Stock on the grant date. The exercise price of the options will be the closing market price of the Common Stock on the grant date. Initial options granted under the Director Plan become exercisable 50% after the director has served for one year from the date of initial election to the Board and 100% after two years. Automatic annual grants are fully vested on the grant date. The options have a term of ten years but cannot be exercised later than two years after termination of service as a director.

     During 1998, 1997 and 1996, options to purchase 0.1 million, 0.2 million and 0.1 million shares at weighted-average exercise prices of $14.38, $7.38 and $7.88 per share, respectively, were granted under the Director Plan. During 1997, options to purchase 0.1 million shares were exercised under the Director Plan at a weighted-average exercise price of $6.33 per share. To date, no options have been canceled under this Plan. At December 31, 1998, options to purchase 0.8 million shares were outstanding.

     The following table summarizes information about stock options outstanding under the Employee Plan and Director Plan at December 31, 1998 (in thousands, except per share data):

                                      Options outstanding                                Options exercisable
                    --------------------------------------------------------     ----------------------------------
                                         Weighted-average
                                           remaining        Weighted-average                       Weighted-average
  Range of exercise        Number        contractual life    exercise price          Number         exercise price
       prices           outstanding        (in years)           per share         exercisable         per share
--------------------    -----------      ----------------   ----------------      -----------      ----------------
$ 3.00    -  $  4.00         649               5.55              $ 3.866              601              $ 3.856
  4.19    -     5.63         740               5.35                5.162              736                5.163
  5.75    -     7.25       1,043               5.61                6.423              958                6.361
  7.31    -     7.63         676               5.48                7.451              631                7.450
  7.75    -     8.13         652               7.26                7.921              444                7.909
  8.19    -     8.61         757               7.89                8.565              401                8.564
  8.63    -    15.44         719               6.70               12.670              458               12.625
 15.50    -    17.06         898               8.70               16.955              310               16.943
 17.13    -    26.38         316               9.46               19.361               44               19.144
-----------------------------------------------------------------------------------------------------------------
  3.00    -    26.38       6,450               6.73              $ 9.328            4,582              $ 7.796

     The Company applies APB Opinion No. 25 in accounting for its plans resulting in no compensation cost being recognized related to its stock options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

                                                      1998          1997           1996
                                                    --------     ----------     ----------
         Net income (loss)
           As reported                               $31,310      $(12,015)      $(28,495)
           Pro forma                                  24,735       (15,305)       (30,481)
         Net income (loss) per share - basic
           As reported                               $  0.78      $  (0.30)       $ (0.77)
           Pro forma                                    0.62         (0.39)         (0.83)
         Net income (loss) per share - diluted
           As reported                               $  0.67      $  (0.30)      $  (0.77)
           Pro forma                                    0.53         (0.39)         (0.83)

     Pro forma net income (loss) and net income (loss) per share reflect only options granted each year since 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) and net income (loss) per share amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

     The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996, was $10.23, $4.52 and $4.06, respectively, on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                    1998       1997       1996
                                    -----      -----      -----

         Expected dividend yield     0.0%       0.0%       0.0%
         Risk-free interest rate     5.4%       6.3%       6.3%
         Expected volatility        70.5%      42.0%      40.0%
         Expected life in years      4.4        6.0        7.4

     (c)  Other Stock Options

          Outside of the Employee Plan and the Director Plan, the Company granted stock options to one investor in June 1990 to purchase 50,000 shares of Common Stock at $3.00 per share. During 1997, all of these options were exercised.

     (d)  Warrants Outstanding

          In connection with the Partnership's sale of limited partnership units, the Company issued, on June 5, 1997 and August 15, 1997, warrants to purchase an aggregate of 5.6 million and 2.0 million shares, respectively, of the Company's Common Stock at exercise prices of $9.13 and $10.35 per share, respectively. The warrants are exercisable from October 1, 1998 through May 31, 2002. During 1998, warrants to purchase 1.3 million shares were exercised at a weighted-average exercise price of $9.53 per share. At December 31, 1998, warrants to purchase 6.2 million shares were outstanding at a weighted-average exercise price of $9.46 per share. The Company will issue in June 1999, subject to certain requirements, warrants to purchase an aggregate of approximately 7.6 million shares of the Company's Common Stock to the holders of limited partnership interests in the Partnership. Such additional warrants, if issued, will be exercisable from July 31, 1999 through June 30, 2004, at an exercise price to be determined at the time of issuance of such warrants, which is expected to reflect a 25% premium over the then-prevailing market prices for the Company's Common Stock.

          The warrants issued in connection with the Partnership have been valued using the Black-Scholes option pricing model. Accordingly, payments received by the Company from the Partnership are apportioned between collaborative research and development revenues from related parties and additional paid-in capital.



Note 8.   Net Income (Loss) per Common Share

                                                                 For the year ended December 31,
(in thousands, except per share data)                            1998         1997         1996
                                                               --------    ---------    ---------
Basic income (loss) per share computations:
Numerator:
     Net income (loss)                                          $31,310     $(12,015)    $(28,495)
Denominator:
     Weighted-average common shares                              40,139       39,595       36,805
                                                                -------     --------     --------
     Basic net income (loss) per share                          $  0.78     $  (0.30)    $  (0.77)
                                                                =======     ========     ========

Diluted income (loss) per share computation:
Numerator:
     Net income (loss)                                          $31,310     $(12,015)     $(28,495)
Denominator:
     Weighted-average common shares                              40,139       39,595        36,805
     Effect of dilutive securities:
          Stock options                                           3,285            -             -
          Stock warrants                                          3,425            -             -
                                                                -------     --------      --------
Denominator for dilutive net income (loss) per share             46,849       39,595        36,805
                                                                -------     --------      --------
Diluted net income (loss) per share                             $  0.67     $  (0.30)     $  (0.77)
                                                                =======     ========      ========

     For the year ended December 31, 1998, options to acquire 40,000 shares of Common Stock with a weighted-average exercise price of $21.72 per share and contingently issuable stock warrants to acquire 7.6 million shares of Common Stock have been excluded from the computation of diluted net income per common share as their impact would be antidilutive.

     For the year ended December 31, 1997, options to purchase 5.4 million shares of Common Stock with a weighted-average exercise price of $7.25 per share, warrants to acquire 7.6 million shares of Common Stock with a weighted-average exercise price of $9.45 per share and contingently issuable stock warrants to acquire 7.6 million shares of Common Stock have been excluded from the computation of diluted net loss per common share as their impact would be antidilutive.

     For the year December 31, 1996, options to acquire 4.7 million shares of Common Stock with a weighted-average exercise price of $6.59 per share have been excluded from the computation of diluted net loss per common share as their impact would be antidilutive.

Note 9. Scientific Collaboration Agreements

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

      Suncos

      In February 1997, the Company and Suntory Limited of Japan ("Suntory") formed Suncos, a corporate joint venture company, for the purpose of developing and commercializing Pafase(TM). In forming Suncos, the Company granted a license for the Pafase(TM) technology to Suncos, and Suntory made an initial capital contribution of $30 million. Both parties have committed to jointly fund all development activities and expenses of Suncos once the initial capital contribution of $30 million from Suntory has been used. Suncos is managed jointly by Suntory and the Company. The Company has rights to market Pafase(TM) in the United States and Suntory has market rights in Japan. Each company will pay royalties to Suncos for its territorial marketing rights. Suncos will retain all rights to market the potential product in territories outside the United States and Japan.

      The Company recognized research and development revenue of $14.9 million and $11.2 million from Suncos in 1998 and 1997, respectively, of which $3.5 million and $1.2 million was receivable at December 31, 1998 and 1997, respectively.

      The technology contributed to Suncos by the Company had a zero basis for financial reporting purposes and accordingly, the Company has recorded its investment in Suncos as zero. The Company will not report its proportionate share of Suncos' losses until such time that Suncos' accumulated losses equal Suntory's investment and the Company makes capital contributions to Suncos. Summarized financial information for Suncos is as follows (in thousands):

Financial position -- December 31,                                     1998       1997
                                                                     ---------  ---------

      Total assets - all current                                     $  5,828   $ 19,470
                                                                     ========   ========

      Total liabilities - all current, payable to related parties    $  3,781   $  1,529
      Stockholders' equity                                              2,047     17,941
                                                                     --------   --------
                                                                     $  5,828   $ 19,470
                                                                     ========   ========

      Operating results -- For the year ended December 31,               1998       1997
                                                                     --------   --------

      Operating expenses, related parties                            $ 16,594   $ 13,290
      Other income                                                        699      1,233
                                                                     --------   --------
       Net loss                                                      $(15,895)  $(12,057)
                                                                     ========   ========


      ICOS Clinical Partners, L.P.

      On August 15, 1997, the Partnership completed the sale to private investors of limited partnership interests in the Partnership. Net proceeds from the sale are being used by the Partnership to fund continued development of product candidates by the Company pursuant to the terms of the Product Development Agreement based on three compounds:
      LeukArrest(TM), Pafase(TM) and ICM3.

      The sale will result in net proceeds to the Partnership of approximately $79.8 million. Approximately $25.9 million, before payment of offering costs, was paid to the Partnership at closing of the sale of the Partnership units. The Partnership received $21.9 million in 1998 with the balance to be received in installments over a two-year period.

      In 1998, the Company recognized revenue of $15.1 million from the Partnership. In 1997, the Company recognized revenue of $18.4 million from the Partnership, including a one-time payment for an exclusive license to certain technology. At December 31, 1997, the Company had a receivable from the Partnership for development expenses incurred but not paid of $1.0 million.

      The Company loaned the Partnership an aggregate of $7.3 million to fund certain initial expenditures of the Partnership that consist primarily of organizational expenses, selling commissions, financial advisory fees and other fees. The loan is full recourse to the Partnership, bears interest at the prime rate plus 0.25% which is paid annually on June 1 and matures on June 1, 2000. At December 31, 1998, interest income and interest accrued on the loan was $0.6 million and $0.4 million, respectively. At December 31, 1997, interest income and interest accrued on the loan to the Partnership was $0.3 million.

      The Company has a 1% interest in the Partnership and is the only general partner of the Partnership.

      The Company's share of losses of the Partnership was $0.2 million for both the year ended December 31, 1998 and 1997 and is included in other expenses, net. The investment balance of $64,130 at December 31, 1998 and $36,688 at December 31, 1997 is included in other assets. Summarized financial information for the Partnership is as follows (in thousands):

Financial position -- December 31,                              1998       1997
                                                              ---------  ---------

      Total assets - all current                              $  6,350   $  4,632
                                                              ========   ========

      Current liabilities payable to related party            $    364   $  1,390
      Note payable to related party                              7,341      7,341
      Partner's deficit                                         (1,355)    (4,099)
                                                              --------   --------
                                                              $  6,350   $  4,632
                                                              ========   ========

      Operating results -- For the year ended December 31,        1998       1997
                                                              --------   --------

      Investment income                                       $    328   $    291
      Research and development expenses, related party          18,520     22,448
      Interest expense, related party                              624        345
      General and administrative expenses                          309         71
                                                              --------   --------
       Net loss                                               $(19,125)  $(22,573)
                                                              ========   ========

      Lilly ICOS LLC

      In October 1998, the Company and Eli Lilly and Company ("Lilly") formed Lilly ICOS, a 50/50 owned limited liability company to jointly develop and globally commercialize phosphodiesterase type 5 inhibitors (PDE5) as oral therapeutic agents for the treatment of both male and female sexual dysfunction. Under the terms of the joint venture agreement, the Company received a $75.0 million payment in October and could receive future success milestone payments based on the progression of IC351 through development. The joint venture is being capitalized by Lilly through cash infusions and the contribution by the Company of intellectual property associated with IC351 and its research platform. The joint venture will market products resulting from this collaborative effort in North America and Europe. For countries outside North America and Europe, products will be licensed exclusively to Lilly for commercialization with a royalty paid to the joint venture.

      In 1998, the Company recognized revenue of $78.8 million from Lilly ICOS including a one-time payment of $75.0 million. At December 31, 1998, the Company had a receivable from Lilly ICOS of $3.8 million for reimbursement of certain development expenses incurred during 1998.

      The technology contributed to Lilly ICOS by the Company had a zero basis for financial reporting purposes and accordingly, the Company has recorded its investment in Lilly ICOS as zero. The Company will not report its proportionate share of Lilly ICOS' results of operations until such time that the Company makes capital contributions to Lilly ICOS, if ever. Summarized financial information for Lilly ICOS is as follows (in thousands):

      Financial position -- December 31, 1998


      Total assets - all current                               $  25,317
                                                               =========

      Total liabilities - all current, payable to
        related parties                                        $   6,822
                                                               ---------
      Members' equity                                             18,495
                                                               ---------
                                                               $  25,317
                                                               =========

Operating results -- For the year ended December 31, 1998

Research and development expenses, related parties             $   6,538
Contribution of technology, related party                        175,000
Administrative expense                                               284
Interest income                                                      318
                                                               ---------
     Net loss                                                  $(181,504)
                                                               =========

      Other Collaborative Arrangements

      The Company has also entered into other collaborative arrangements under which the Company will pay royalties if product development is successful. It is anticipated that the aggregate of any royalty payments under these arrangements will not be material to the Company's operations.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

The information requested by this item is incorporated by reference from the sections labeled "Election of Directors," "Continuing Directors (until 2000)," "Continuing Directors (until 2001)," "Other Executive Officers," "Compliance with Section 16(a) of the Securities Exchange Act of 1934," "Compensation of Directors," "Executive Compensation," "1998 Option Grants," "1998 Option Exercises and Year-end Option Values," "Compensation Committee Interlocks and Insider Participation," "Employment Contracts, Termination of Employment and Change of Control Arrangements," "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1999.

Item 11.  Executive Compensation

The information requested by this item is incorporated by reference from the sections labeled "Compensation of Directors," "Executive Compensation," "1998 Option Grants," "Fiscal Year-end Option Values," "Compensation Committee Interlocks and Insider Participation," and "Employment Contracts, Termination of Employment and Change of Control Arrangements" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information requested by this item is incorporated by reference from the section labeled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1999.

Item 13.  Certain Relationships and Related Transactions

The information requested by this item is incorporated by reference from the section labeled "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1999.

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
               ---------------------------------

               See Index to Consolidated Financial Statements under Item 8 of this Form 10-K.

          2.   Consolidated Financial Statement Schedules
               ------------------------------------------

               See Index to Consolidated Financial Statements accompanying those statements under Item 8 of this Form 10-K.

          3.   Exhibits
               --------

               See Index to Exhibits filed herewith.

     b)   Reports on Form 8-K
          -------------------

          One report on Form 8-K was filed during the fourth quarter of the fiscal year ended December 31, 1998.

                                                        Index to Exhibits                                              Page
                                                        -----------------                                              ----
           3.1   Restated Certificate of Incorporation of ICOS Corporation                                              a
           3.2   Restated Bylaws of ICOS Corporation                                                                    a
           4.1   Restated Certificate of Incorporation of ICOS Corporation (included in Exhibit 3.1)
          10.1   ICOS Corporation 1989 Stock Option Plan (Amended and Restated as of January 8, 1997)                   g
          10.2   ICOS Corporation 1991 Stock Option Plan for Non-employee Directors (Amended and Restated as of
                 January 8, 1997)                                                                                       g
          10.3   Industrial Real Estate Lease dated December 20, 1996 between WRC Properties, Inc. and ICOS
                 Corporation                                                                                            j
          10.4   Industrial Real Estate Lease dated August 1, 1992 between Trinity at Canyon
                 Park and ICOS Corporation                                                                              c
          10.5   Real Estate Purchase and Sale Agreement dated October 30, 1992 between Canyon
                 Park Business Center Limited Partnership and ICOS Corporation                                          c
          10.6   Industrial Real Estate Lease dated August 6, 1993 between John H. Harland Company and ICOS
                 Corporation                                                                                            d
          10.7   Industrial Real Estate Lease Renewal and Amendment Agreement dated May 20, 1997 between
                 Benaroya Capital Company, L.L.C. and ICOS Corporation                                                  j
          10.8   Industrial Real Estate Lease Renewal and Amendment Agreement dated August 5, 1997 between WRC
                 Properties, Inc. and ICOS Corporation                                                                  j
          10.9   Second Amendment dated October 30, 1998 to Industrial Real Estate Lease Agreement between
                 Teachers Insurance & Annuity Association of America, Inc., as successors to WRC Properties,
                 Inc., and ICOS Corporation                                                                             l
          10.10  Industrial Real Estate Lease Agreement dated January 7, 1999 between CarrAmerica Realty
                 Corporation and ICOS Corporation                                                                       l
          10.11  R&D Collaboration/License Agreement dated April 1, 1995 between Abbott Laboratories and ICOS
                 Corporation                                                                                            e
          10.12  Shareholders Agreement, entered into December 18, 1996, among ICOS Corporation, Suntory
                 Limited and Suncos Corporation.                                                                        g
          10.13  rPAF-AH License Agreement, dated February 6, 1997, between ICOS Corporation and Suncos
                 Corporation                                                                                            g
          10.14  Development and Supply Agreement, dated February 6, 1997, among ICOS Corporation, Suntory
                 Limited and Suncos Corporation                                                                         g
          10.15  ICOS Services Agreement, dated February 6, 1997, between ICOS Corporation and Suncos
                 Corporation                                                                                            g
          10.16  ICOS License Agreement, dated February 6, 1997, between Suncos Corporation and ICOS Corporation        g
          10.17  First Amendment to R & D Collaboration/License Agreement dated April 1, 1995 between Abbott
                 Laboratories and ICOS Corporation                                                                      h
          10.18  Agreement of Limited Partnership dated as of June 5, 1997, by and among ICOS Development
                 Corporation, as general partner, and each of the limited partners of ICOS Clinical Partners,
                 L.P.                                                                                                   i
          10.19  Purchase Agreement dated as of June 5, 1997 between the Registrant and each of the Limited
                 Partners from time to time of ICOS Clinical Partners, L.P.                                             i
          10.20  Product Development Agreement, dated as of June 5, 1997, by and between the Registrant and
                 ICOS Clinical Partners, L.P.                                                                           i
          10.21  Limited Liability Company Agreement of Lilly ICOS LLC (the "LLC Agreement") dated September
                 30, 1998 between ICOS Corporation and Eli Lilly and Company, including Exhibit E thereto.              k
          10.22  Lilly License Agreement, dated September 30, 1998, between Lilly ICOS LLC and Eli Lilly and
                 Company (Exhibit A to the LLC Agreement).                                                              k
          10.23  The PDE5 License Agreement, dated September 30, 1998, between ICOS Corporation and Lilly ICOS
                 LLC (Exhibit B to the LLC Agreement).                                                                  k
          10.24  Research and Development Agreement, dated September 30, 1998, among ICOS Corporation, Lilly
                 ICOS LLC and Eli Lilly and Company (Exhibit C to the LLC Agreement).                                   k

          10.25  Marketing and Sales Service Agreement, dated September 30, 1998, between ICOS Corporation,
                 Lilly ICOS LLC, and Eli Lilly and Company (Exhibit F to the LLC Agreement).                            k
          23.1   Consent of KPMG LLP                                                                                   49
          27.1   Financial Data Schedule                                                                                l

                 see below for explanatory notes

-------------------------
 a Filed as an exhibit to the Company's Registration Statement (Registration No. 333-3312) effective May 7, 1996 and incorporated herein by reference.
 b Filed as an exhibit to the Company's Registration Statement (Registration No. 333-08485) effective July 19, 1996 and incorporated herein by reference.
 c Filed as an exhibit to the Company's Form 10-K Annual Report on March 29, 1993 and incorporated herein by reference.
 d   Filed as an exhibit to the Company's Form 10-Q Quarterly Report on
     November 2, 1993 and incorporated herein by reference.
 e Filed as an exhibit to the Company's Form 10-Q Quarterly Report on May 12, 1995 and incorporated herein by reference.
 f Filed as an exhibit to the Company's Form 10-K Annual Report on March 29, 1996 and incorporated herein by reference.
 g Filed as an exhibit to the Company's Form 10-K Annual Report on March 28, 1997 and incorporated herein by reference.
 h Filed as an exhibit to the Company's Form 10-Q Quarterly Report on August 14, 1997 and incorporated herein by reference.
 i Filed as an exhibit to the Company's Form 8-K Current Report on August 26, 1997 and incorporated herein by reference.
 j Filed as an exhibit to the Company's Form 10-Q Quarterly Report on November 14, 1997 and incorporated herein by reference.
 k Filed as an exhibit to the Company's Form 10-Q Quarterly Report on November 13, 1998 and incorporated herein by reference.
 l   Filed with this document.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bothell, State of Washington, on the 31st day of March, 1999.

                                       ICOS CORPORATION
                                       (Registrant)

                                       By:  /S/  GEORGE B. RATHMANN
                                            ------------------------------------
                                           George B. Rathmann
                                           Chairman of the Board of Directors,
                                           Chief Executive Officer and President

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

            Signature                                 Title                                  Date
            ---------                                 -----                                  ----
      /S/ GEORGE B. RATHMANN            Chairman of the Board of Directors,              March 31, 1999
------------------------------------    Chief Executive Officer and President
        George B. Rathmann              (Principal Executive Officer)

       /S/ GARY L. WILCOX               Director and Executive Vice President,           March 31, 1999
------------------------------------    Operations
         Gary L. Wilcox

     /S/ HOWARD S. MENDELSOHN           Chief Accounting Officer                         March 31, 1999
------------------------------------    (Principal Accounting Officer)
       Howard S. Mendelsohn

         /S/ FRANK T. CARY              Director                                         March 31, 1999
-------------------------------------
           Frank T. Cary

        /S/ JAMES L. FERGUSON           Director                                         March 31, 1999
-------------------------------------
          James L. Ferguson

     /S/ WILLIAM H. GATES, III          Director                                         March 31, 1999
-------------------------------------
        William H. Gates, III

        /S/ JANICE M. LECOCQ            Director                                         March 31, 1999
-------------------------------------
          Janice M. LeCocq

        /S/ DAVID V. MILLIGAN           Director                                         March 31, 1999
-------------------------------------
          David V. Milligan

         /S/ ROBERT W. PANGIA           Director                                         March 31, 1999
-------------------------------------
           Robert W. Pangia

      /S/ ALEXANDER B. TROWBRIDGE       Director                                         March 31, 1999
-------------------------------------
        Alexander B. Trowbridge

         /S/ WALTER B. WRISTON          Director                                         March 31, 1999
-------------------------------------
           Walter B. Wriston