Form 10-Q
period 1999-03-31
ICOS CORP / DE
filed 1999-05-14
CIK 874294

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 1999

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

Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Class                                      Outstanding at April 30, 1999
     -----                                      -----------------------------

     Common Stock, $0.01 par value                     42,981,823

                               ICOS CORPORATION
                               ----------------

                               TABLE OF CONTENTS
                               -----------------

                                                                                      PAGE NO.
                                                                                      --------
PART I.  Financial Information

     ITEM 1. Financial Statements

     Consolidated Statements of Operations for the three months ended
     March 31, 1999 and 1998                                                                1

     Consolidated Statements of Comprehensive Operations for the three months
     ended March 31, 1999 and 1998                                                          2

     Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998                 3

     Consolidated Statements of Cash Flows for the three months ended
     March 31, 1999 and 1998                                                                4

     Notes to Consolidated Financial Statements                                             5

     ITEM 2.

     Management's Discussion and Analysis of Financial Condition and Results
     of Operations                                                                          8


     ITEM 3.

     Quantitative and Qualitative Disclosures about Market Risk                            14


PART II.  Other Information

     ITEM 1:  Legal Proceedings                                                             *

     ITEM 2:  Changes in Securities                                                         *

     ITEM 3:  Defaults Upon Senior Securities                                               *

     ITEM 4:  Submission of Matters to a Vote of Security Holders                           *

     ITEM 5:  Other Information                                                             *

     ITEM 6:  Exhibits and Reports on Form 8-K                                             15


SIGNATURE                                                                                  16

EXHIBITS                                                                                   17

           * No information provided due to inapplicability of item.

                     (This page left blank intentionally.)

                               ICOS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)




                                                                                  Three months ended
                                                                                      March 31,
                                                                 ------------------------------------------------
                                                                           1999                        1998
                                                                 ---------------------       --------------------
Revenues:

Collaborative research and development from related parties                    $15,645                    $ 6,084
Other                                                                              500                        500
                                                                 ---------------------       --------------------
     Total revenues                                                             16,145                      6,584

Operating expenses:

   Research and development                                                     22,263                     14,449
   General and administrative                                                      801                        791
                                                                 ---------------------       --------------------
     Total operating expenses                                                   23,064                     15,240
                                                                 ---------------------       --------------------

     Operating loss                                                             (6,919)                    (8,656)
                                                                 ---------------------       --------------------

Other income (expense)
   Equity in losses of affiliates                                               (1,501)                       (37)
   Investment income                                                             1,141                        511
   Other, net                                                                       94                          -
                                                                 ---------------------       --------------------
                                                                                  (266)                       474
                                                                 ---------------------       --------------------
     Net loss                                                                  $(7,185)                   $(8,182)
                                                                 =====================       ====================

Net loss per common share - basic and diluted                                   $(0.17)                    $(0.21)
                                                                 =====================       ====================

Weighted average common shares outstanding - basic and diluted                  42,138                     39,898



       See accompanying notes to consolidated financial statements.      Page 1

                               ICOS CORPORATION

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                 (in thousands)
                                  (unaudited)




                                                                      Three months ended
                                                                          March 31,
                                                  ------------------------------------------------------
                                                             1999                            1998
                                                  -----------------------         ----------------------

Net loss                                                          $(7,185)                       $(8,182)
Other comprehensive income (loss):
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising
      during the period                                                (4)                            21
   Less reclassification adjustments for gains
      included in net loss                                              -                            (20)
                                                  -----------------------         ----------------------
Total other comprehensive income (loss)                                (4)                             1
                                                  -----------------------         ----------------------
Comprehensive loss                                                $(7,189)                       $(8,181)
                                                  =======================         ======================



       See accompanying notes to consolidated financial statements.      Page 2

                               ICOS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and par value data)

                                    ASSETS
                                                                                       March 31,                December 31,
                                                                                         1999                       1998
                                                                              -----------------------     ---------------------
                                                                                     (unaudited)
Current assets:
  Cash and cash equivalents                                                                  $ 57,708                  $ 69,584
  Investment securities available for sale, at market value                                     7,895                     8,090
  Interest receivable                                                                             680                       391
  Receivables from related parties under collaborative arrangements                             9,305                     7,524
  Other receivables                                                                               557                       267
  Prepaid expenses                                                                                720                       501
                                                                              -----------------------     ---------------------
     Total current assets                                                                      76,865                    86,357
Property and equipment, at cost:
  Land                                                                                          2,310                     2,310
  Buildings and improvements                                                                    9,461                     9,461
  Leasehold improvements                                                                        9,742                     9,805
  Furniture and equipment                                                                      20,381                    18,865
                                                                              -----------------------     ---------------------
                                                                                               41,894                    40,441
  Less accumulated depreciation and amortization                                               22,107                    21,135
                                                                              -----------------------     ---------------------
                                                                                               19,787                    19,306
                                                                              -----------------------     ---------------------
  Construction in progress                                                                        314                       270
                                                                              -----------------------     ---------------------
     Net property and equipment                                                                20,101                    19,576
                                                                              -----------------------     ---------------------
  Loan receivable from related party                                                            7,341                     7,341
  Investment in affiliates                                                                      8,564                         -
                                                                              -----------------------     ---------------------
  Other assets                                                                                    108                        73
                                                                              -----------------------     ---------------------
                                                                                             $112,979                  $113,347
                                                                              =======================     =====================

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                           $  3,086                  $  6,080
  Accrued payroll and benefits                                                                  1,246                     1,005
  Federal income taxes payable                                                                      -                       648
  Other accrued expenses                                                                        5,204                     6,881
                                                                              -----------------------     ---------------------
     Total current liabilities                                                                  9,536                    14,614
Stockholders' equity:
  Preferred stock, $.01 par value.  2,000,000 shares authorized; none issued                        -                         -
  Common stock, $.01 par value.  100,000,000 shares authorized;  42,687,565 issued and outstanding at March 31, 1999 and 41,482,043 issued and
      outstanding at December 31, 1998                                                            427                       415
  Additional paid-in capital                                                                  201,323                   189,436
  Accumulated other comprehensive loss                                                             (7)                       (3)
  Accumulated deficit                                                                         (98,300)                  (91,115)
                                                                              -----------------------     ---------------------
     Total stockholders' equity                                                               103,443                    98,733
                                                                              -----------------------     ---------------------
                                                                                             $112,979                  $113,347
                                                                              =======================     =====================

       See accompanying notes to consolidated financial statements.      Page 3

                               ICOS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)



                                                                                          Three months ended March 31,
                                                                                ---------------------------------------------
                                                                                          1999                     1998
                                                                                --------------------     --------------------
Cash flows from operating activities:
   Net loss                                                                                 $ (7,185)                $ (8,182)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                               972                      869
     Amortization of investment premiums/discounts                                                 5                      132
     Gain on sale of investment securities                                                         -                      (20)
     Equity in losses of affiliates                                                            1,501                       37
     Change in operating assets and liabilities:
        Interest receivable                                                                     (289)                     (55)
        Receivables under collaborative arrangements from related parties                     (1,781)                    (323)
        Other receivables                                                                       (290)                     (64)
        Prepaid expenses                                                                        (219)                    (132)
        Accounts payable                                                                      (2,994)                     739
        Accrued payroll, benefits and other expenses                                          (2,084)                     299
        Deferred research and development revenue                                                  -                      500
                                                                                --------------------     --------------------
           Net cash used in operating activities                                             (12,364)                  (6,200)
Cash flows from investing activities:
   Purchases of investment securities                                                         (7,422)                 (11,118)
   Maturities of investment securities                                                         7,608                        -
   Sales of investment securities                                                                  -                   19,021
   Acquisitions of property and equipment                                                     (1,497)                  (1,398)
   Equity investment in affiliate                                                            (10,000)                       -
   Decrease (increase) in other assets                                                          (100)                       -
                                                                                --------------------     --------------------
          Net cash provided by (used in) investing activities                                (11,411)                   6,505
                                                                                --------------------     --------------------
Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants                                       10,744                      159
   Proceeds from issuance of warrants                                                          1,155                      822
                                                                                --------------------     --------------------
          Net cash provided by financing activities                                           11,899                      981
                                                                                --------------------     --------------------
          Net increase (decrease) in cash and cash equivalents                               (11,876)                   1,286
Cash and cash equivalents at beginning of period                                              69,584                    1,404
                                                                                --------------------     --------------------
Cash and cash equivalents at end of period                                                  $ 57,708                 $  2,690
                                                                                ====================     ====================
Supplemental disclosure of noncash financing and investing activities:
   Acquisition of property and equipment financed through
     accounts payable                                                                              -                      171
   Receivable for issuance of warrants                                                             -                      181
Supplemental disclosure of cash paid for income taxes                                            648                        -
                                                                                ====================     ====================



        See accompanying notes to consolidated financial statements.      Page 4

                               ICOS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               March 31, 1999 (unaudited) and December 31, 1998


1.  Summary of Significant Accounting Policies
    ------------------------------------------

    Basis of Presentation

     The information contained herein has been prepared in accordance with instructions for Form 10-Q. In the opinion of management of ICOS Corporation ("ICOS" or the "Company"), the information reflects all adjustments necessary to make the results of operations for the interim period a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by generally accepted accounting principles, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K.

    Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ICOS Development Corporation. All significant intercompany transactions and balances have been eliminated.

2.  Research and Development Arrangements
    -------------------------------------

    Suncos

     The Company owns a 50% interest in Suncos Corporation ("Suncos"), a corporation formed for the development and commercialization of Pafase (TM). Pursuant to the terms of agreements entered into with Suncos, the Company conducts certain research and development activities on behalf of Suncos and is paid for such services based upon costs incurred. For the three months ended March 31, 1999 and 1998, the Company recognized cost reimbursement revenue under this arrangement of $4.7 million and $2.4 million, respectively.

     In March 1999, the Company and Suntory Limited of Japan ("Suntory") each made an equity investment in Suncos of $10 million. Accordingly, the Company recognized $1.4 million of expense, equal to its 50% share of Suncos' 1999 first quarter net loss incurred subsequent to Suncos' expenditure of its initial capital of $30 million.

     ICOS Clinical Partners, L.P.

     In 1997, ICOS Clinical Partners, L.P. (the "Partnership"), an affiliate of the Company, completed the sale to private investors of interests in the Partnership. Proceeds from the offering are being used by the Partnership to fund continued development of product candidates by the Company pursuant to the terms of a Product Development Agreement based on three compounds: LeukArrest
(TM), Pafase(TM) and ICM3. For the three months ended March 31, 1999 and 1998, the Company recognized cost reimbursement revenue from the Partnership of $5.2 million and $3.7, respectively.

Lilly ICOS, LLC

     In October 1998, the Company and Eli Lilly and Company ("Lilly") formed Lilly ICOS LLC ("Lilly ICOS"), a 50/50 owned limited liability company, to jointly develop and globally commercialize phosphodiesterase type 5 inhibitors (PDE 5) as oral therapeutic agents for the treatment of both male and female sexual dysfunction. For the three months ended March 31, 1999, the Company recognized cost reimbursement revenue under this arrangement of $5.7 million.

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

3.   Net Loss Per Common Share
     -------------------------

     Basic earnings per share ("EPS") is based on the weighted average number of common shares outstanding during the period. Diluted EPS is based on the potential dilution that would occur on exercise or conversion of securities into common stock using the treasury stock method. Securities included in the Company's calculation of diluted EPS include all dilutive stock options, dilutive stock warrants and dilutive contingently issuable stock warrants.

     For the quarter ended March 31, 1999, options to acquire 7.1 million shares of common stock with a weighted average exercise price of $11.40 per share, warrants to acquire 5.2 million shares of common stock with a weighted average exercise price of $9.45 per share and contingently issuable stock warrants to acquire 7.6 million shares of common stock have been excluded from the computation of diluted net loss per common share because they are antidilutive. For the quarter ended March 31, 1998, options to acquire 6.3 million shares of common stock with a weighted average exercise price of $8.58 per share, warrants to acquire 7.6 million shares of common stock with a weighted average exercise price of $9.45 per share and contingently issuable stock warrants to acquire 7.6 million shares of common stock have been excluded from the computation of diluted net loss per common share because they are antidilutive.


4.   Business Segments
     -----------------

     In 1998, the Company adopted Statement of Financial Accounting Standard No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information. SFAS 131 requires an enterprise to report segment information based on how management internally evaluates the operating performance of its business units (segments). The Company's operations are confined to one business segment, the discovery and development of proprietary pharmaceuticals for the treatment of inflammatory diseases and other serious medical conditions.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


Results of Operations

Risks and Uncertainties
-----------------------

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes included elsewhere in this report. This discussion contains forward-looking statements that are subject to certain risks and uncertainties including, without limitation, statements of the Company's plans, objectives, expectations and intentions. The Company's actual results could differ materially from those anticipated or implied by the forward-looking statements discussed here. Factors that could cause or contribute to such differences include those discussed under "Important Factors Regarding Forward-Looking Statements" in the Company's annual report on Form 10K for the year ended December 31, 1998. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

     Financial results for the first quarter of 1999 reflect planned increases in operating expenses necessary for advancing multiple therapeutic product candidates through the development process. Development activities include product development, process development and the establishment and management of clinical trials. The

Company expects increased clinical, regulatory, process development and product development activities over the remainder of the year and in future periods.

     The Company has an accumulated deficit at March 31, 1999 of $98.3 million. The Company's results of operations may vary significantly from quarter to quarter and will depend on, among other factors, the timing of certain expenses and payments received from certain collaborations, joint ventures, partnerships and other business relationships, as well as the progress of the Company's own research and development efforts, timing of clinical trials and the regulatory process. The Company expects increased expenditures over the next several quarters as it continues to expand the size and number of clinical trials of its product candidates, continues to expand preclinical research and development activities in support of additional potential product candidates, and initiates clinical trials of those product candidates deemed most promising.

Revenues

     Revenues for the quarter ended March 31, 1999 totaled $16.1 million and consisted of (i) $5.2 million in cost reimbursement from ICOS Clinical Partners LLP ("the Partnership"), (ii) $4.7 million in cost reimbursement from Suncos Corporation ("Suncos"), (iii) $5.7 million in cost reimbursement from Lilly ICOS LLC ("Lilly ICOS"), and (iv) $0.5 million received under the Company's research and development agreement with Abbott Laboratories ("Abbott"). Revenues for the first quarter of 1998 totaled $6.6 million, and consisted of (i) $3.7 million in cost reimbursement from the Partnership, (ii) $2.4 million in cost reimbursement from Suncos, and (iii) $0.5 million received under the Company's research and development agreement with Abbott.

Operating Expenses

     Total operating expenses for the quarter ended March 31, 1999 increased to $23.1 million from $15.2 million for the quarter ended March 31, 1998.

     Research and development expenses for the first quarter of 1999 increased to $22.3 million from $14.4 million for the first quarter of 1998. The increase in research and development expenses was due primarily to costs associated with the progression of clinical trials for LeukArrest(TM), Pafase(TM), IC351 and ICM3, and the expansion of other product development efforts.

     General and administrative expenses for both the first quarter of 1999 and 1998 totaled $0.8 million.

Other Income and Expense

     Other income primarily represents investment income earned on the Company's investment securities and interest accrued on the Company's loan to the Partnership. Investment income for the first quarter of 1999 totaled $1.1 million compared to $0.5 million for the first quarter of 1998. This increase was due primarily to higher average cash and investment balances during the first quarter of 1999 compared to the first quarter of 1998. Total interest accrued on the loan to the Partnership was $0.2 million for both the first quarter of 1999 and the first quarter of 1998.

     In March 1999, the Company and Suntory Limited of Japan ("Suntory") each made an equity investment in Suncos of $10 million. Accordingly, the Company recognized $1.4 million of expense, equal to its 50% share of Suncos' 1999 first quarter net loss incurred subsequent to Suncos' expenditure of its initial capital of $30 million.

Net Loss

     For the quarter ended March 31, 1999, the Company's net loss decreased to $7.2 million or $0.17 per share from $8.2 million or $0.21 per share for the first quarter of 1998. The decrease in net loss was due primarily to increased cost reimbursement revenues, partially offset by increased research and development expenses.

Liquidity & Capital Resources

     The Company's future cash requirements and expense levels will depend on many factors, including continued scientific progress in its research and development programs, the results of research and development, preclinical studies and clinical trials, acquisitions of products or technology, if any, relationships with corporate collaborators, competing technological and market developments, the time and costs involved in filing and prosecuting patents and enforcing patent claims, the regulatory process, the time and costs of manufacturing scale-up and commercialization activities, and other factors. The Company has financed its operations since inception primarily through private and public sales of the Company's common stock, investment income, and revenue from research and development collaborations, corporate joint ventures, limited partnerships and license payments.

     At March 31, 1999, the Company had $66.3 million in cash and cash equivalents, investment securities, and interest receivable, a decrease of $11.8 million from December 31, 1998. This decrease is primarily attributable to continuing costs associated with clinical trials for LeukArrest(TM), Pafase(TM), IC351 and ICM3 and the Company's $10 million equity investment in Suncos, partially offset by increased cost reimbursement revenues and $11.9 million of proceeds from the exercise of stock options and warrants.

     For the three months ended March 31, 1999, the Company spent $1.5 million for the purchase of capital equipment and leasehold improvements to support research and development activities. To support its ongoing and future research and product development efforts over the next several years, the Company will need to purchase additional capital equipment and lease or purchase additional laboratory and administrative facilities.

     The Company anticipates that its operating expenses will continue to increase during 1999 and in subsequent quarters as it adds the personnel and facilities associated with advancing potential product candidates through development and clinical trials. Foreseeable incremental costs may include, but are not limited to, those associated with the Company's own product development, preclinical studies and clinical trials, patent filings and administrative activities. The Company may also incur costs and make capital contributions under its joint venture agreement with Suntory and Lilly related to the development of Pafase(TM) and IC351, respectively. Under provisions of the development agreements with Suncos and Lilly ICOS, the Company is to be reimbursed for certain of these costs. There can be no assurance that all such costs will be reimbursed.

     The Company anticipates that its existing cash, including interest income from investments and anticipated payments from Suncos, Lilly ICOS and the Partnership, will be adequate to satisfy its cash requirements until mid 2000. However, the amounts and timing of expenditures will depend on the progress of ongoing research and development, the rate at which operating losses are incurred, the execution of development and licensing agreements with potential corporate partners, the Company's development of products, the Food and Drug Administration ("FDA") regulatory process, and other factors, many of which are beyond the Company's control.

     The Company has been successful in negotiating collaborations and joint development agreements with other parties where the work and strategies of the other parties complement those of the Company. In some instances, these relationships may involve commitments by the Company to fund some or all of certain development programs. Although corporate collaborations, partnerships and joint ventures have provided cost reimbursement revenue to the Company in the past, there can be no assurance that such funds will be available to the Company in the future. The Company intends to expand its operations and hire the additional personnel deemed necessary to continue development of its current portfolio of product candidates in clinical trials, as well as continuing discovery and preclinical research to identify additional potential drug candidates. The Company anticipates that expansion of these activities will increase operating expenses in future quarters. Further, incremental expenditures will be required for additional laboratory, production and office facilities to accommodate activities and the personnel associated with this increased development activity. As such, the Company will need to raise substantial additional funds to conduct its research and development activities, preclinical studies, clinical trials and pre-marketing activities necessary to bring its product candidates to market and to establish marketing capabilities if and when product candidates are ready for commercialization. There can be no assurance that additional funds will be available as needed or on terms that are acceptable to the Company. Insufficient funding will require the

Company to delay, scale-back or eliminate some or all of its research and development activities, planned clinical trials and administrative programs.


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

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

     The Company's financial instruments consist of cash and cash equivalents, short-term investments, accounts payable and a note receivable from a related party. The Company does not use derivative financial instruments in its investment portfolio. The Company's exposure to market risk for changes in interest rates relates primarily to its short-term investments, thus, fluctuations in interest rates would not have a material impact on the fair value of these securities.

PART II.  OTHER INFORMATION


     ITEM 6:    Exhibits and Reports on Form 8-K

                (a)  Exhibits

                     27.1  Financial Data Schedule


                (b)  Reports on Form 8-K

                     The company did not file any reports on Form 8-K during the

                     Quarter Ended March 31, 1999.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ICOS CORPORATION


Date:  May 14, 1999                 By:  /S/  GEORGE B. RATHMANN
       ------------                      -----------------------
                                         George B. Rathmann
                                         Chairman of the Board of Directors,
                                         Chief Executive Officer and President



Date:  May 14, 1999                 By:  /S/ HOWARD S. MENDELSOHN
       ------------                      ------------------------
                                         Howard S. Mendelsohn
                                         Chief Accounting Officer

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