Form 10-Q
period 1999-06-30
ICOS CORP / DE
filed 1999-08-13
CIK 874294

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended June 30, 1999

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
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


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

Yes X   No
   ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class                           Outstanding at July 31, 1999
           -----                           ----------------------------

Common Stock, $0.01 par value                        43,919,830

                               ICOS CORPORATION
                               ----------------

                               TABLE OF CONTENTS
                               -----------------



                                                                                                        PAGE NO.
                                                                                                        --------
PART I.   Financial Information

     ITEM 1.   Financial Statements

     Consolidated Statements of Operations for the three months and six
     months ended June 30, 1999 and 1998                                                                    1

     Consolidated Statements of Comprehensive Operations for the three months
     and six months ended June 30, 1999 and 1998                                                            2

     Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998                                  3

     Consolidated Statements of Cash Flows for the six months ended
     June 30, 1999 and 1998                                                                                 4

     Notes to Consolidated Financial Statements                                                             5

     ITEM 2.

     Management's Discussion and Analysis of Financial Condition and Results
     of Operations                                                                                          8

     ITEM 3.

     Quantitative and Qualitative Disclosures About Market Risk                                            20

PART II.  Other Information

     ITEM 1: Legal Proceedings                                                                              *

     ITEM 2: Changes in Securities                                                                          *

     ITEM 3: Defaults Upon Senior Securities                                                                *

     ITEM 4: Submission of Matters to a Vote of Security Holders                                           21

     ITEM 5: Other Information                                                                             22

     ITEM 6: Exhibits and Reports on Form 8-K                                                              23

SIGNATURE                                                                                                  24

EXHIBITS                                                                                                   25

           * No information provided due to inapplicability of item.

                               ICOS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                   Three months ended                       Six months ended
                                                                        June 30,                                June 30,
                                                         -----------------------------------     -----------------------------------
                                                               1999                1998                1999                1998
                                                         ---------------     ---------------     ---------------     ---------------
Revenues:

Collaborative research and development from
  related parties                                            $16,020             $ 6,302             $31,665             $12,386
Other                                                              -                 510                 500               1,010
                                                         ---------------     ---------------     ---------------     ---------------
          Total revenues                                      16,020               6,812              32,165              13,396

Operating expenses:

     Research and development                                 26,626              15,857              48,889              30,306
     General and administrative                                1,204                 880               2,005               1,671
                                                         ---------------     ---------------     ---------------     ---------------
          Total operating expenses                            27,830              16,737              50,894              31,977
                                                         ---------------     ---------------     ---------------     ---------------

          Operating loss                                     (11,810)             (9,925)            (18,729)            (18,581)
                                                         ---------------     ---------------     ---------------     ---------------

Other income (expense):
     Equity in losses of affiliates                           (3,274)                (43)             (4,775)                (79)
     Investment income                                           908                 403               2,049                 914
     Other, net                                                  216                  23                 310                  22
                                                         ---------------     ---------------     ---------------     ---------------
                                                              (2,150)                383              (2,416)                857
                                                         ---------------     ---------------     ---------------     ---------------
          Net loss                                         $ (13,960)          $  (9,542)          $ (21,145)          $ (17,724)
                                                         ===============     ===============     ===============     ===============


Net loss per common share  basic and diluted                  $(0.32)             $(0.24)             $(0.50)             $(0.44)
                                                         ===============     ===============     ===============     ===============

Weighted average common shares
  outstanding  basic and diluted                              43,274              39,927              42,709              39,913

         See accompanying notes to consolidated financial statements.

                               ICOS CORPORATION

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                (in thousands)
                                  (unaudited)


                                                                 Three months ended                       Six months ended
                                                                       June 30,                                June 30,
                                                         -----------------------------------     -----------------------------------
                                                               1999                1998                1999                1998
                                                         ---------------     ---------------     ---------------     ---------------
Net loss                                                    $(13,960)            $(9,542)           $(21,145)           $(17,724)
Other comprehensive income (loss):
     Unrealized gains (losses) on investment
       securities:
          Unrealized holding losses arising
            during the period                                  (210)                 (29)               (214)                 (8)
          Less reclassification adjustments
            for losses (gains) included in net loss              13                    3                  13                 (17)
                                                         ---------------     ---------------     ---------------     ---------------
Total other comprehensive loss                                 (197)                 (26)               (201)                (25)
                                                         ---------------     ---------------     ---------------     ---------------
Comprehensive loss                                         $(14,157)             $(9,568)           $(21,346)           $(17,749)
                                                         ===============     ===============     ===============     ===============

         See accompanying notes to consolidated financial statements.

                               ICOS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and par value data)

                                                              ASSETS
                                                                                     June 30,              December 31,
                                                                                       1999                    1998
                                                                              --------------------    -------------------
                                                                                   (unaudited)
Current assets:
     Cash and cash equivalents                                                      $  25,123               $ 69,584
     Investment securities available for sale, at market value                         42,207                  8,090
     Interest receivable                                                                  627                    391
     Receivables under collaborative arrangements from related parties                  8,933                  7,524
     Other receivables                                                                    276                    267
     Prepaid expenses                                                                     771                    501
                                                                              --------------------    -------------------
          Total current assets                                                         77,937                 86,357
Property and equipment, at cost:
     Land                                                                               2,310                  2,310
     Buildings and improvements                                                         9,461                  9,461
     Leasehold improvements                                                             9,742                  9,805
     Furniture and equipment                                                           22,059                 18,865
                                                                              --------------------    -------------------
                                                                                       43,572                 40,441
     Less accumulated depreciation and amortization                                    23,197                 21,135
                                                                              --------------------    -------------------
                                                                                       20,375                 19,306
                                                                              --------------------    -------------------
     Construction in progress                                                             349                    270
                                                                              --------------------    -------------------
          Net property and equipment                                                   20,724                 19,576
                                                                              --------------------    -------------------
Loan receivable from related party                                                      7,341                  7,341
Investments in affiliates                                                               5,508                     64
Other assets                                                                               81                      9
                                                                              --------------------    -------------------
                                                                                    $ 111,591               $113,347
                                                                              ====================    ===================

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                               $   5,792               $  6,080
     Accrued payroll and benefits                                                       1,446                  1,005
     Federal income taxes payable                                                           -                    648
     Other accrued expenses                                                             3,932                  6,881
                                                                              --------------------    -------------------
          Total current liabilities                                                    11,170                 14,614
Stockholders' equity:
     Preferred stock, $.01 par value.  2,000,000 shares
       authorized; none issued                                                              -                      -
     Common stock, $.01 par value.  100,000,000 shares
       authorized; 43,802,411 issued and outstanding at
       June 30, 1999 and 41,482,043 issued and
       outstanding at December 31, 1998                                                   438                    415
     Additional paid-in capital                                                       212,447                189,436
     Accumulated other comprehensive loss                                                (204)                    (3)
     Accumulated deficit                                                             (112,260)               (91,115)
                                                                              --------------------    -------------------
          Total stockholders' equity                                                  100,421                 98,733
                                                                              --------------------    -------------------
                                                                                    $ 111,591               $113,347
                                                                              ====================    ===================

         See accompanying notes to consolidated financial statements.

                                ICOS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                                                  Six months ended June 30,
                                                                                          ------------------------------------------
                                                                                                 1999                   1998
                                                                                          -------------------     ------------------
Cash flows from operating activities:
     Net loss                                                                                 $(21,145)              $(17,724)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                                          2,062                  1,591
          Amortization of investment premiums/discounts                                             72                    184
          Loss (gain) on sale of investment securities                                              13                    (17)
          Equity in losses of affiliates                                                         4,775                     79
Change in operating assets and liabilities:
          Interest receivable                                                                     (236)                   400
          Receivables under collaborative arrangements from related parties                     (1,409)                   702
          Other receivables                                                                         (9)                   (80)
          Prepaid expenses                                                                        (270)                    33
          Accounts payable                                                                        (288)                 1,213
          Accrued payroll, benefits and other expenses                                          (3,156)                     1
          Deferred research and development revenue                                                  -                  3,594
                                                                                          -------------------     ------------------
           Net cash used in operating activities                                               (19,591)               (10,024)
Cash flows from investing activities:
     Purchases of investment securities                                                        (45,357)               (12,092)
     Maturities of investment securities                                                         8,908                  7,980
     Sales of investment securities                                                              1,981                 22,979
     Acquisitions of property and equipment                                                     (3,209)                (3,074)
     Equity investments in affiliates                                                          (10,219)                  (219)
     Increase in other assets                                                                       (8)                     -
          Net cash provided by (used in) investing activities                                  (47,904)                15,574
                                                                                          -------------------     ------------------
Cash flows from financing activities:
     Proceeds from exercise of stock options and warrants                                       21,017                    403
     Proceeds from issuance of warrants                                                          2,017                  2,356
                                                                                          -------------------     ------------------
          Net cash provided by financing activities                                             23,034                  2,759
                                                                                          -------------------     ------------------
          Net increase in cash and cash equivalents                                            (44,461)                 8,309
Cash and cash equivalents at beginning of period                                                69,584                  1,404
                                                                                          -------------------     ------------------
Cash and cash equivalents at end of period                                                    $ 25,123               $  9,713
                                                                                          ===================     ==================

Supplemental disclosure of cash paid for income taxes:                                        $    648               $      -
                                                                                          ===================     ==================

         See accompanying notes to consolidated financial statements.

                               ICOS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                June 30, 1999 (unaudited) and December 31, 1998


1.   Summary of Significant Accounting Policies
     ------------------------------------------

     Basis of Presentation

     The information contained herein has been prepared in accordance with instructions for Form 10-Q. In the opinion of the management of ICOS Corporation ("ICOS" or the "Company"), the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by generally accepted accounting principles, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ICOS Development Corporation. All significant intercompany transactions and balances have been eliminated.

2.   Research and Development Arrangements
     -------------------------------------

     Suncos

     The Company owns a 50% interest in Suncos Corporation ("Suncos"), a corporation formed for the development and commercialization of Pafase. Pursuant to the terms of agreements entered into with Suncos, the Company conducts certain research and development activities on behalf of Suncos and is paid for such services based upon costs incurred. For the three months and six months ended June 30, 1999, the Company recognized cost reimbursement revenue under this arrangement of $6.3 million and $11.1 million, respectively. For the quarter and six months ended June 30, 1998, the Company recognized cost reimbursement revenue under this arrangement of $3.0 million and $5.4 million, respectively.

     In March 1999, the Company and Suntory Limited of Japan ("Suntory") each made an equity investment in Suncos of $10 million. Accordingly, for the second quarter and six months ended June 30, 1999, the Company recognized $3.2 million and $4.7 million of expense, respectively, equal to its 50% share of Suncos' net loss, incurred subsequent to the Company's $10 million equity investment.

     ICOS Clinical Partners, L.P.

     In 1997, ICOS Clinical Partners, L.P. (the "Partnership"), an affiliate of the Company, completed the sale to private investors of interests in the Partnership. Proceeds from the offering are being used by the Partnership to fund continued development by the Company of product candidates based on three compounds: LeukArrest, Pafase and ICM3 pursuant to the terms of a Product Development Agreement. For the quarter and six months ended June 30, 1999, the Company recognized cost reimbursement revenue from the Partnership of $3.9 million and $9.1 million, respectively. For the quarter and six months ended June 30, 1998, the Company recognized cost reimbursement revenue from the Partnership of $3.3 million and $7.0 million, respectively.

     Lilly ICOS, LLC

     In October 1998, the Company and Eli Lilly and Company ("Lilly") formed Lilly ICOS LLC ("Lilly ICOS"), a 50/50 owned limited liability company, to jointly develop and globally commercialize phosphodiesterase type 5 inhibitors (PDE 5) as oral therapeutic agents for the treatment of both male and female sexual dysfunction. For the quarter and six months ended June 30, 1999, the Company recognized cost reimbursement revenue under this arrangement of $5.8 million and $11.5 million, respectively.

     To date, the joint venture has been capitalized by Lilly through cash infusions and the contribution by the Company of intellectual property associated with IC351 and its research platform. The technology contributed to Lilly ICOS by the Company had a zero basis for financial reporting purposes and accordingly, the Company has recorded its investment in Lilly ICOS as zero. The Company will not report its proportionate share of Lilly ICOS' results of operations until such time that the Company makes capital contributions to Lilly ICOS, if ever.

3.   Net Loss Per Common Share
     -------------------------

     Basic earnings per share ("EPS") is based on the weighted average number of common shares outstanding during the period. Diluted EPS is based on the potential dilution that would occur on exercise or conversion of securities into common stock using the treasury stock method. Securities included in the Company's calculation of diluted EPS include all dilutive stock options, stock warrants and contingently issuable stock warrants.

     For the quarter and six months ended June 30, 1999, options to acquire 8.6 million shares of common stock with a weighted average exercise price of $17.34 per share and warrants to acquire 11.7 million shares of common stock with a weighted average exercise price of $37.21 per share have been excluded from the computation of diluted net loss per common share because they are antidilutive. For the quarter and six months ended June 30, 1998, options to acquire 6.5 million shares of common stock with a weighted average exercise price of $8.88 per share, warrants to acquire 7.6 million shares of common stock with a weighted average exercise price of $9.45 per share and contingently issuable stock warrants to acquire 7.6 million shares of common stock have been excluded from the computation of diluted net loss per common share because they are antidilutive.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations

Risks and Uncertainties
-----------------------

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes included elsewhere in this report. This discussion contains forward-looking statements that are subject to certain risks and uncertainties including, without limitation, statements of the Company's plans, objectives, expectations and intentions. The Company's actual results could differ materially from those anticipated or implied by the forward-looking statements discussed here. Factors that could cause or contribute to such differences include those discussed below under "Important Factors Regarding Forward-Looking Statements." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

     Financial results for the first half of 1999 reflect planned increases in operating expenses necessary for advancing multiple therapeutic product candidates through the development process. Development activities include product development, process development and the establishment and management of clinical trials. The Company expects increased clinical, regulatory, process development and product development activities over the remainder of the year and in future periods.

     The Company has an accumulated deficit at June 30, 1999 of $112.3 million. The Company's results of operations may vary significantly from quarter to quarter and will depend on, among other factors, the timing of certain expenses and payments received from certain collaborations, joint ventures, partnerships and other business relationships, as well as the progress of the Company's own research and development efforts, timing of clinical trials and the regulatory process. The Company expects increased expenditures over the next several quarters as it begins pre-marketing activities in preparation of the launch of potential products, continues to expand the size and number of clinical trials of its product candidates, continues to expand preclinical research and development activities in support of additional potential product candidates, and initiates clinical trials of those product candidates deemed most promising.

Revenues

     Revenues for the quarter ended June 30, 1999 totaled $16.0 million and consisted of cost reimbursement of $3.9 million from ICOS Clinical Partners. L.P. ("the Partnership"), $6.3 million from Suncos Corporation ("Suncos") and $5.8 million from Lilly ICOS, LLC ("Lilly ICOS"). Revenues for the quarter ended June 30, 1998 totaled $6.8 million and consisted of cost reimbursement of $3.3 million from the Partnership, $3.0 million from Suncos and $0.5 million received under the Company's research and development agreement with Abbott Laboratories ("Abbott").

     Revenues for the first six months of 1999 were $32.2 million and consisted of cost reimbursement of $9.1 million from the Partnership, $11.1 million from Suncos, $11.5 million from Lilly ICOS and $0.5 million received under the Company's research and development agreement with Abbott. Revenues for the first six months of 1998 were $13.4 million, and consisted of cost reimbursement of $7.0 million from the Partnership, $5.4 million from Suncos and $1.0 million received under the Company's research and development agreement with Abbott.

Operating Expenses

     Total operating expenses for the quarter ended June 30, 1999 increased to $27.8 million from $16.7 million for the quarter ended June 30, 1998. Total operating expenses for the first half of 1999 increased to $50.9 million from $32.0 million for the first half of 1998.

     Research and development expenses for the second quarter of 1999 increased to $26.6 million from $15.9 million for the second quarter of 1998. Research and development expenses for the first half of 1999 increased to $48.9 million from $30.3 million for the first half of 1998. The increase in research and development expenses for both the second quarter and first half of 1999 was due primarily to costs associated with the progression of clinical trials for LeukArrest(TM), Pafase(TM), ICM3, IC351 and IC14 as well as the expansion of other product development efforts.

     General and administrative expenses for the second quarter of 1999 increased to $1.2 million from $0.9 million in the second quarter of 1998. General and administrative expenses for the first half of 1999 increased to $2.0 million from $1.7 million for the first half of 1998. The increase in general and administrative expenses for both the second quarter and first half of 1999 was due primarily to the addition of administrative personnel to support the Company's increased product development activities.

Other Income and Expense

     Other income primarily represents investment income earned on the Company's investment securities and interest accrued on the Company's loan to the Partnership. Investment income for the second quarter of 1999 totaled $0.9 million compared to $0.4 million for the second quarter of 1998. Investment income for the first half of 1999 totaled $2.0 million compared to $0.9 million for the first half of 1998. The increase in investment income for both the second quarter and first half of 1999 was due primarily to higher average cash and investment balances during the second quarter and first six months of 1999 compared to the same periods of 1998. Interest accrued on the loan to the Partnership was $0.2 million for both the second quarter of 1999 and 1998 and $0.3 million for both the first half of 1999 and 1998.

Net Loss

     For the quarter ended June 30, 1999, the Company recognized a net loss of $14.0 million or $0.32 per share compared to a net loss of $9.5 million or $0.24 per share for the quarter ended June 30, 1998. For the first half of 1999, the Company recognized a net loss of $21.1 million or $0.50 per share compared to a net loss of $17.7 million or $0.44 per share for the first half of 1998. The increase in net loss for both the second quarter and first half of 1999 was due primarily to an increase in costs associated with the progression of clinical trials for LeukArrest(TM), Pafase(TM), ICM3, IC351 and IC14 and the expansion of other product development efforts. These increased costs were partially offset by increased cost reimbursement revenues for both the second quarter and six months ended June 30, 1999.

Liquidity & Capital Resources

     The Company's future cash requirements and expense levels will depend on many factors, including continued scientific progress in its research and development programs, the results of research and development, preclinical studies and clinical trials, acquisitions of products or technology, if any, relationships with corporate collaborators, competing technological and market developments, the time and costs involved in filing and prosecuting patents and enforcing patent claims, the regulatory process, the time and costs of manufacturing scale-up and commercialization activities, and other factors. The Company has financed its operations since inception primarily through private and public sales of the Company's common stock, the exercise of stock options and warrants, investment income, and revenue from research and development collaborations, corporate joint ventures, limited partnerships and license payments.

     At June 30, 1999, the Company had $68.0 million in cash and cash equivalents, investment securities, and interest receivable, a decrease of $10.1 million from December 31, 1998. This decrease is primarily attributable to continuing costs associated with clinical trials for LeukArrest(TM), Pafase(TM), ICM3, IC351 and IC14 and the Company's $10 million equity investment in Suncos, partially offset by increased cost reimbursement revenues and proceeds from the exercise of stock options and warrants.

     For the six months ended June 30, 1999, the Company spent $3.2 million for the purchase of capital equipment and leasehold improvements to support research and development activities. To support its ongoing and future research and product development efforts over the next several years, the Company will need to purchase additional capital equipment and lease or purchase additional laboratory and administrative facilities.

     The Company anticipates that its operating expenses will continue to increase during the remainder of 1999 and in subsequent quarters as it adds the personnel and facilities associated with advancing potential product candidates through development and clinical trials and prepares for the commercial launch of its potential products. Foreseeable incremental costs may include, but are not limited to, those associated with the Company's own pre-marketing activities, product development, preclinical studies and clinical trials, patent filings and administrative activities. The Company may also incur costs and make capital contributions under its joint venture agreements with Suntory and Lilly related to the development of Pafase(TM) and IC351, respectively. Under provisions of these agreements, the Company is to be reimbursed for certain of its costs. There can be no assurance that all such costs will be reimbursed.

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

     The Company has been successful in negotiating collaborations and joint development agreements with other parties where the work and strategies of the other parties complement those of the Company. In some instances, these relationships may involve commitments by the Company to fund some or all of certain development programs. Although corporate collaborations, partnerships and joint ventures have provided cost reimbursement revenue to the Company in the past, there can be no assurance that such funds will be available to the Company in the future. The Company intends to expand its operations and hire the additional personnel deemed necessary to continue development of its current portfolio of product candidates in clinical trials, as well as continuing discovery and preclinical research to identify additional potential drug candidates. The Company anticipates that expansion of these activities will result in an increase in operating expenses in future quarters. Further, incremental expenditures will be required for additional laboratory, production and office facilities to accommodate activities and the personnel associated with this increased development activity. As such, the Company will need to raise substantial additional funds to conduct its research and development activities, preclinical studies, clinical trials and pre-marketing activities necessary to bring its product candidates to market and to establish marketing capabilities if and when product candidates are ready for commercialization. There can be no assurance that additional funds will be available as needed or on terms that are acceptable to the Company. Insufficient funding will require the Company to delay, scale-back or eliminate some or all of its research and development activities, planned clinical trials and administrative programs.

Year 2000
---------

Overview


     The Year 2000 problem is the result of computer programs being written using two, rather than four, digits to define the applicable year. Unless corrected, those systems with time-sensitive software may recognize a date ending in "00" as the year 1900 rather than the year 2000, potentially resulting in system failures or miscalculations.

Readiness

     Based on an initial review of its computer systems and a survey of its key outside vendors, the Company presently believes that Year 2000 issues will not pose significant operational problems. The Company believes that it can correct the majority of its remaining internal Year 2000 issues with certain modifications to existing software and selective conversion to new software and hardware. In addition, most of the Company's software and computer equipment has been purchased within the last five years and as such, have been manufactured with Year 2000 considerations in mind. Finally, all of the Company's critical software applications have been purchased from third-party vendors, the majority of which have already provided upgrades to bring their products into Year 2000 compliance. The Company estimates that it has already addressed the majority of expected internal Year 2000 issues through normal upgrades and new purchases of software and computer equipment. While the Company does not believe its Year 2000 issues will be significant to its operations, it has established a plan to proactively identify and address remaining Year 2000 issues. The Company has completed an analysis of its critical software and computer systems and has assessed the Year 2000 status of its key outside vendors. In addition, the Company has contacted software and hardware vendors and key outside vendors to confirm Year 2000 compliance for each item or vendor identified in the analysis. Based on the information gathered from each vendor, the Company is in the process of implementing Year 2000 solutions as warranted. Finally, the Company is in the process of performing tests of relevant systems and correcting any Year 2000 issues that are identified.

Costs

     An extensive review of the Company's computer systems showed that a majority of the Company's software, hardware, and embedded controllers have been manufactured with Year 2000 issues in mind. As such, the Company believes that the cost of identifying and correcting any internal Year 2000 issues will be minimal.

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

Contingency Plans

     The Company is in the process of establishing contingency plans to address any Year 2000 issues and anticipates having these plans completed by November or December of 1999.

Important Factors Regarding Forward-Looking Statements
------------------------------------------------------

     During the quarterly period covered by this report, we revised the factors included under "Important Factors Regarding Forward-Looking Statements" in our annual report on Form 10-K for the year ended December 31, 1998, to comply with the SEC's new "plain English" requirements. So that you do not have to rely on the factors included in our most recent annual report, which are not in the "plain English" format, we have included the full text of the factors, as revised, in this quarterly report. These factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time.

We have not generated revenues from the sale of products, and we may not be able to generate enough product revenues in the future to achieve profitability.

     We have not yet completed the development of any products and we do not expect to have any products commercially available for several years. Consequently, we have not generated revenues from the sale of products since we started operations. We anticipate that our operating expenses will increase significantly in 1999 and subsequent years as we attempt to complete development of our potential products and introduce our potential products into the market. Therefore, even if we do successfully develop products that can be marketed, we will need to generate significant revenues from those products to achieve and maintain profitability. If we do become profitable, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

Our clinical trials may fail to demonstrate the safety and efficacy of our products, which could prevent or significantly delay the regulatory approval of our products.

     Before obtaining regulatory approvals for the sale of any of our potential products, we must subject those products to extensive preclinical and clinical testing to demonstrate their safety and effectiveness for humans. We may not complete our clinical trials of potential products under development and the results of the trials may fail to demonstrate the safety or effectiveness of such products to the extent necessary to obtain regulatory approvals. This could delay or prevent regulatory approval of our potential products.

     At any time during the course of our clinical trials or commercial use of our products, factors such as delays in patient enrollment in our clinical trials, the discovery of unacceptable toxicities or side effects, or the development of disease resistance or other physiological factors could cause us to interrupt, limit, delay or abort the development or sale of our potential products.

If we are unable to obtain the additional funding we need to develop and market our potential products, we may be required to delay, scale back or eliminate expenditures for some of our programs or contract with third parties to develop and market our potential products or technologies.

     The development of our potential products will require the commitment of substantial financial resources to conduct the time-consuming research, preclinical development and clinical trials necessary to bring our products to market. We may seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. However, financing may be unavailable when we need it or may be unavailable on acceptable terms. If adequate funds are unavailable, we may be required to delay, scale back or eliminate expenditures for some of our programs or contract with third parties to develop and market our potential products or technologies.

If we fail to negotiate and maintain collaborative arrangements with third parties, our development and marketing activities may be delayed or reduced.

     We have entered into, and we expect to enter into in the future, collaborative arrangements with experienced third parties who perform, or may in the future perform, development, regulatory compliance, manufacturing and marketing activities relating to some of our potential products. If we fail to secure and maintain successful collaborative arrangements, our development and marketing activities may be delayed or reduced. Currently, we have collaborative arrangements with Suntory Limited, Eli Lilly and Company, and other companies and research laboratories. We may enter into similar arrangements with other collaborators in the future, but we may be unable to negotiate additional collaborative arrangements or extensions of our existing arrangements on acceptable terms. If we do, any extended or additional arrangements may not be successful.

     Our ability to obtain successful collaborative participation will depend on a number of factors, including the achievement of research objectives by us and our collaborators and any existing or potential collaborators' financial, competitive, marketing and strategic considerations, such as the relative advantages of alternative products being marketed or developed by others.

We could experience price pressure or reduced demand for our products as a result of inadequate third-party reimbursement of the patient costs of our products and the trend toward managed healthcare and government insurance programs.

     Our ability to sell products successfully in the future depends in part on the extent to which various third parties are willing to reimburse the patient costs of our products and related treatments. These third parties include government authorities, private health insurers and other organizations, such as health maintenance organizations. Third-party payors are increasingly challenging the prices charged for medical products and services. Accordingly, if less costly drugs are available, third-party payors may not authorize or may limit reimbursement for our products, even if our products are safer or more effective than the alternatives. In addition, the trend toward managed healthcare and government insurance programs could result in lower prices and reduced demand for our products. Cost containment measures instituted by healthcare providers, including, for example, practice protocols and guidelines for use of products, and general healthcare reform may also affect our ability to sell products in sufficient quantities, or at adequate prices, to become profitable. We cannot predict the effect of future legislation or regulation concerning the healthcare industry and third-party coverage and reimbursement on our business.

We may be unable to establish the manufacturing and sales and marketing capabilities necessary to become profitable.

     Currently, we do not have facilities for the manufacture of small molecule products, such as IC351, and we may not have sufficient manufacturing capacity to manufacture all of our biological products in quantities necessary for commercial sale. In addition, our manufacturing capacity may be inadequate to complete all clinical trials contemplated by us over time. We expect to develop our manufacturing capacity by expanding our current facilities, building new facilities or contracting with other parties for manufacturing services. We may not, however, be able to acquire all the manufacturing resources necessary to become profitable.

     We also do not have direct sales or marketing capabilities. If we decide to market our potential products through a direct sales force, we would need to either hire a sales force with expertise in pharmaceutical sales or contract with a third party to provide a sales force to meet our needs. We may be unable to develop a direct sales force or establish other distribution channels necessary for us to generate enough sales to become profitable.

We may be unable to protect our intellectual property rights adequately.

     Our success and ability to compete depend on our licensed and internally developed technology. Despite our efforts to protect our proprietary rights, unauthorized parties may copy, develop independently or otherwise obtain and use our products or technology. We protect our proprietary technology through a combination of patent, copyright, trade secret and trademark law. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners.

     We cannot be sure that our pending patent applications will result in issued patents. In addition, our issued patents or pending applications may be challenged or circumvented by our competitors. Policing unauthorized use of our intellectual property will be difficult, and we cannot be certain that we will be able to prevent misappropriation of our technology, particularly in countries where the laws may not protect our proprietary rights as fully as in the United States.

Intellectual property claims and litigation could subject us to significant liability for damages and invalidation of our proprietary rights.

     In the future, we may have to resort to litigation to protect our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Any litigation, regardless of its success, would probably be costly and require significant time and attention of our key management and technical personnel. Litigation could also force us to stop or delay selling, manufacturing or using products that incorporate the challenged intellectual property, pay damages or enter into licensing or royalty agreements which may be unavailable on acceptable terms.

We may be unable to compete successfully in the highly competitive market for pharmaceutical and biotechnological products.

     The market in which we compete is well established and intensely competitive. We may be unable to compete successfully against our current and future competitors. Our failure to compete successfully may result in pricing reductions, reduced gross margins and failure to achieve market acceptance.

     Many entities are engaged in developing pharmaceutical and biotechnological products for human therapeutic applications, including the applications targeted by us. Our competitors include pharmaceutical companies, chemical companies, specialized biotechnology companies, and research and academic institutions. Many of these organizations have substantially more capital, research and development, regulatory, manufacturing, marketing, human and other resources and experience than we do. As a result, they may be able to adapt more quickly to new technologies, devote greater resources to the promotion or sale of their products, initiate or withstand substantial price competition, or take advantage of acquisition or other opportunities more readily.

Rapid changes in technology and industry standards could render our potential products unmarketable or obsolete.

     We are engaged in a field characterized by extensive research efforts and rapid technological development. New drug discoveries and developments in our field and other drug discovery technologies are accelerating. Our competitors may develop technologies and products that are more effective than any we develop or that render our technology and potential products obsolete or noncompetitive. In addition, our potential products could become obsolete or unmarketable if new industry standards emerge. To be successful, we will need to continually enhance our products and to design, develop and market new products that keep pace with new technological and industry developments.

Our stock price has been and is likely to continue to be volatile, which could cause the market price of our common stock to decline.

     The market prices for our common stock and for securities of biotechnology and pharmaceutical companies generally have been volatile in the past and are likely to continue to be volatile in the future. If you decide to purchase our shares, you may not be able to resell them at or above the price you paid due to a number of factors, including actual or anticipated variations in quarterly operating results, results and progress of preclinical studies and clinical trials, changes in earnings estimates by analysts, announcements of technological innovations or new products by our competitors, changes in the structure of the healthcare financing and payment systems, general conditions in the biotechnology and pharmaceutical industry, and significant sales of our common stock by one or more of our principal stockholders.

Government regulatory authorities may not approve our potential products.

     The U.S. Food and Drug Administration and comparable agencies in foreign countries impose substantial requirements on biotechnology and pharmaceutical companies during development of potential products. These requirements include lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures surrounding the development and testing of proposed products. Governmental regulation also affects the manufacture and marketing of pharmaceutical products. If we do not receive the necessary governmental approvals to market our products, we will be unable to sell our products and our business may fail.

     Any future FDA or other governmental approval of our potential products may entail limitations on the indicated uses for which these products may be marketed. The effect of governmental regulation may be to delay marketing new products for a considerable period of time, to impose costly requirements on our activities or to provide a competitive advantage to our competitors. In addition, compliance with the regulations of these agencies may delay or prevent us from introducing new or improved products or require us to stop marketing our products. If we fail to comply with the laws and regulations pertaining to our business, we may be subject to sanctions, including the temporary or permanent suspension of operations, product recalls and marketing restrictions.

We may be required to defend lawsuits or pay damages in connection with the alleged or actual harm caused by our products.

     Product liability is a risk in the testing and marketing of biotechnology and pharmaceutical products. We face an inherent business risk of exposure to product liability claims in the event that the use of our technology or products is alleged to have resulted in harm to others. This risk exists in human clinical trials as well as in commercial distribution. The biotechnology and pharmaceutical industry in general has been subject to significant medical malpractice litigation. We may incur significant liability in the event of such litigation. Although we maintain product liability insurance, we cannot be sure that this coverage is adequate or that it will continue to be available on acceptable terms.

We may be exposed to substantial environmental liability arising from our activities involving the use of hazardous materials.

     Our research and development activities involve the controlled use of hazardous materials, chemicals, viruses and radioactive compounds. In the event of an accident involving these materials, we could be held liable for any damages that result, and that liability could exceed our resources. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and certain waste products. Although we believe that our operations comply with the standards prescribed by these laws, the risk of accidental contamination or injury from these materials cannot be completely eliminated.

We depend on highly qualified management and technical personnel who may not remain with us.

     We are highly dependent on the efforts and abilities of our current key technical and managerial personnel. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. Failure to retain our existing key management and technical personnel or to attract additional highly qualified personnel could, among other things, inhibit our ability to negotiate additional collaborative arrangements, delay preclinical or clinical testing of our products, obstruct our ongoing discovery research, or delay the regulatory approval process.

     In our field, competition for qualified management and technical personnel is intense. This competition is particularly acute at this time due to the low unemployment rate experienced nationally. In addition, many of the companies with which we compete for experienced personnel have greater financial and other resources than we do. As a result of these factors, we may be unsuccessful in recruiting and retaining sufficient qualified personnel.

If we or our key outside vendors encounter Year 2000 computer problems, development of our products may be delayed.

     Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, beginning on January 1, 2000, computer systems and software used by many companies and organizations in a wide variety of industries may produce erroneous results, or fail, unless they are modified or upgraded to process date information correctly. Year 2000 problems with our computer systems or the systems of our key outside vendors might cause delays in our development activities or in our clinical trials and ultimately delay the launch of our potential products.

     As discussed above, we are currently in the process of analyzing our software and computer systems and the Year 2000 status of our key outside vendors. We believe that we have already addressed many of our expected internal Year 2000 issues through normal upgrades and new purchases of software and computer equipment. However, it is possible that after analyzing our systems for Year 2000 issues, making necessary upgrades and replacements to our systems and testing our systems, we may still encounter Year 2000 problems. Furthermore, it is possible that some of our key outside vendors will fail to correct in a timely fashion, if at all, their own Year 2000 problems.

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

PART II.  OTHER INFORMATION

     ITEM 4: Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on May 6, 1999. The proposals voted upon and the results of the voting are as follows:

          1. The following nominees for election as Directors, each to hold office for a term as defined in the Proxy Statement and until their successors are duly elected and qualified, received not less than 39,281,086 votes, which represents 98.67% of the shares of Common Stock voted. Each Director received the number of votes set opposite his name:

                     Nominee                          For               Withheld
                     -------                          ---               --------
               David V. Milligan                   39,332,878            475,504
               Alexander B. Trowbridge             39,302,813            505,569
               Gary L. Wilcox                      39,307,551            500,831
               Walter B. Wriston                   39,281,086            527,296

               The aforesaid nominees have been elected as Directors for the term set forth in the Proxy Statement.

               The following Directors are currently serving terms that expire at the 2000 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified:

               Frank T. Cary
               James L. Ferguson

               The following Directors are currently serving terms that expire at the 2001 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified:

               Paul N. Clark
               William H. Gates III
               Robert W. Pangia
               George B. Rathmann

          2. The proposal to adopt the 1999 Stock Option Plan as set forth in the Proxy Statement, received the following votes:

               For                  18,190,231
               Against               2,993,584
               Abstain                 226,757

               The foregoing proposal was approved.


          3. The proposal to approve the appointment of KPMG LLP as the Company's independent public accountants for fiscal year 1999 received the following votes:

                                       Votes
                                       -----
               For                  39,652,558
               Against                  71,987
               Withheld                 88,837

               The foregoing proposal was approved.

     ITEM 5:   Other Information

               Effective June 16, 1999, the Board of Directors increased the size of the Board to eleven directors, and elected Paul N. Clark, the Company's President and Chief Executive Officer, to fill the vacancy thereby created as a Class 2 Director.

               Janice M. LeCocq, Ph.D. resigned as a director of the Company effective August 3, 1999, citing personal reasons. No replacement has been named to fill the vacancy created.

               Pursuant to Rule 14a-4 under the Securities Exchange Act of 1934, as amended, the Company intends to retain discretionary authority to vote proxies with respect to stockholder proposals for which the proponent does not seek inclusion of the proposed matter in the Company's proxy statement for the Company's 2000 Annual Meeting of Stockholders, except in circumstances where (i) the Company receives notice of the proposed matter no later than February 14, 2000, and (ii) the proponent complies with the other requirements set forth in Rule 14a-4.

     ITEM 6:   Exhibits and Reports on Form 8-K

                    (a)  See Exhibit Index

                    (b)  Reports on Form 8-K

                         Form 8-K filed June 23, 1999 regarding the appointment of Paul N. Clark as the Company's Chief Executive Officer and President.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ICOS CORPORATION


Date: August 13, 1999              By:  /S/ PAUL N. CLARK
      ---------------                   ------------------
                                        Paul N. Clark
                                        Chief Executive Officer and President



Date: August 13, 1999              By:  /S/ HOWARD S. MENDELSOHN
      ----------------                  -------------------------
                                        Howard S. Mendelsohn
                                        Chief Accounting Officer

                               Index to Exhibits
                               -----------------




     10.1 Employment agreement between ICOS Corporation and Paul N. Clark dated June 11, 1999

     27.1      Financial Data Schedule