Form 10-Q
period 1999-09-30
ICOS CORP / DE
filed 1999-11-12
CIK 874294

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended September 30, 1999

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
--------------------------------------------------------------------------------
 (State or other jurisdiction of                (I.R.S. Employer Identification
  incorporation or organization)                      Identification No.)


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

              Class                     Outstanding at October 31, 1999
              -----                     -------------------------------

  Common Stock, $0.01 par value                   44,211,520

                               ICOS CORPORATION
                               ----------------

                               TABLE OF CONTENTS
                               -----------------

                                                                                                          PAGE NO.
                                                                                                          --------
PART I.  FINANCIAL INFORMATION

     ITEM 1. Financial Statements                                                                             1

     Consolidated Statements of Operations for the three months and nine
     months ended September 30, 1999 and 1998                                                                 1

     Consolidated Statements of Comprehensive Operations for the three months
     and nine months ended September 30, 1999 and 1998                                                        2

     Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998                               3

     Consolidated Statements of Cash Flows for the nine months ended
     September 30, 1999 and 1998                                                                              4

     Notes to Consolidated Financial Statements                                                               5

     ITEM 2.

     Management's Discussion and Analysis of Financial Condition and Results
     of Operations                                                                                            8

     ITEM 3.

     Quantitative and Qualitative Disclosures About Market Risk                                              21

PART II.  OTHER INFORMATION

     ITEM 1: Legal Proceedings                                                                                *

     ITEM 2: Changes in Securities                                                                            *

     ITEM 3: Defaults Upon Senior Securities                                                                  *

     ITEM 4: Submission of Matters to a Vote of Security Holders                                              *

     ITEM 5: Other Information                                                                                *

     ITEM 6: Exhibits and Reports on Form 8-K                                                                22


SIGNATURE                                                                                                    23

EXHIBITS                                                                                                     24

           * No information provided due to inapplicability of item.

PART I.  FINANCIAL INFORMATION

ITEM 1:  Financial Statements

                               ICOS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)



                                                                       Three months ended          Nine months ended
                                                                          September 30,              September 30,
                                                                   -------------------------   ------------------------
                                                                        1999         1998          1999          1998
                                                                   -------------------------   ------------------------
Revenues:
   Collaborative research and development from related parties        $ 17,622      $ 6,830      $ 49,287      $ 19,216
   Other                                                                     -          500           500         1,510
                                                                      --------      -------      --------      --------
     Total revenues                                                     17,622        7,330        49,787        20,726

Operating expenses:

   Research and development                                             28,363       16,306        77,252        46,612
   General and administrative                                            1,553          738         3,558         2,409
                                                                      --------      -------      --------      --------
     Total operating expenses                                           29,916       17,044        80,810        49,021
                                                                      --------      -------      --------      --------
     Operating loss                                                    (12,294)      (9,714)      (31,023)      (28,295)
                                                                      --------      -------      --------      --------

Other income (expense):
   Equity in losses of affiliates                                       (5,393)         (11)      (10,168)          (91)
   Investment income                                                     1,048          312         3,097         1,226
   Other, net                                                              240            -           550            23
                                                                      --------      -------      --------      --------
                                                                        (4,105)         301        (6,521)        1,158
                                                                      --------      -------      --------      --------
     Net loss                                                         $(16,399)     $(9,413)     $(37,544)     $(27,137)
                                                                      ========      =======      ========      ========

Net loss per common share - basic and diluted                         $  (0.37)     $ (0.24)     $  (0.87)     $  (0.68)
                                                                      ========      =======      ========      ========

Weighted average common shares
         outstanding - basic and diluted                                43,970       40,009        43,134        39,945

         See accompanying notes to consolidated financial statements.

                               ICOS CORPORATION

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                (in thousands)
                                  (unaudited)


                                                                   Three months ended                      Nine months ended
                                                                      September 30,                          September 30,
                                                          -----------------------------------     ----------------------------------
                                                                1999                1998                1999               1998
                                                          ---------------     ---------------     ---------------     --------------

Net loss                                                         $(16,399)            $(9,413)           $(37,544)        $(27,137)
Other comprehensive income (loss):
 Unrealized gains (losses) on investment securities:
    Unrealized holding gains (losses) arising during
       the period                                                       9                  25                (191)              17
   Less reclassification adjustments for losses (gains)
      included in net loss                                              4                  (8)                  3              (25)
                                                          ---------------     ---------------     ---------------     --------------
Total other comprehensive income (loss)                                13                  17                (188)              (8)
                                                          ---------------     ---------------     ---------------     --------------
Comprehensive loss                                               $(16,386)            $(9,396)           $(37,732)        $(27,145)
                                                          ===============     ===============     ===============     ==============


         See accompanying notes to consolidated financial statements.

                               ICOS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and par value data)


                                                    ASSETS
                                                                                      September 30,          December 31,
                                                                                          1999                   1998
                                                                                  --------------------    -------------------
                                                                                       (unaudited)
Current assets:
  Cash and cash equivalents                                                                  $  12,213              $  69,584
  Investment securities available for sale, at market value                                     46,382                  8,090
  Interest receivable                                                                            1,081                    391
  Receivables under collaborative arrangements from related parties                             14,217                  7,524
  Other receivables                                                                                227                    267
  Prepaid expenses                                                                                 670                    501
                                                                                  --------------------    -------------------
     Total current assets                                                                       74,790                 86,357
Property and equipment, at cost:
  Land                                                                                           2,310                  2,310
  Buildings and improvements                                                                     9,461                  9,461
  Leasehold improvements                                                                         9,740                  9,805
  Furniture and equipment                                                                       22,851                 18,865
                                                                                  --------------------    -------------------
                                                                                                44,362                 40,441
  Less accumulated depreciation and amortization                                                24,331                 21,135
                                                                                  --------------------    -------------------
                                                                                                20,031                 19,306
                                                                                  --------------------    -------------------
  Construction in progress                                                                         523                    270
                                                                                  --------------------    -------------------
     Net property and equipment                                                                 20,554                 19,576
                                                                                  --------------------    -------------------
Loan receivable from related party                                                               7,341                  7,341
Investments in affiliates, at equity                                                               115                     64
Other assets                                                                                        81                      9
                                                                                  --------------------    -------------------
                                                                                             $ 102,881              $ 113,347
                                                                                  ====================    ===================


                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                           $   8,623              $   6,080
  Accrued payroll and benefits                                                                   1,343                  1,005
  Federal income taxes payable                                                                       -                    648
  Other accrued expenses                                                                         5,079                  6,881
  Deferred research and development revenue from related parties                                   210                      -
                                                                                  --------------------    -------------------
     Total current liabilities                                                                  15,255                 14,614

Stockholders' equity:
  Preferred stock, $.01 par value.  2,000,000 shares authorized; none issued                         -                      -
  Common stock, $.01 par value.  100,000,000 shares authorized; 44,152,552 issued and outstanding at September 30, 1999 and 41,482,043 issued and
      outstanding at December 31, 1998                                                             442                    415
  Additional paid-in capital                                                                   216,034                189,436
  Accumulated other comprehensive loss                                                            (191)                    (3)
  Accumulated deficit                                                                         (128,659)               (91,115)
                                                                                  --------------------    -------------------
     Total stockholders' equity                                                                 87,626                 98,733
                                                                                  --------------------    -------------------
                                                                                             $ 102,881              $ 113,347
                                                                                  ====================    ===================

         See accompanying notes to consolidated financial statements.

                               ICOS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                                          Nine months ended September 30,
                                                                                   ------------------------------------------
                                                                                            1999                   1998
                                                                                   -------------------    -------------------
Cash flows from operating activities:
   Net loss                                                                                   $(37,544)              $(27,137)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                               3,197                  2,495
     Amortization of investment premiums/discounts                                                 164                    200
     Loss (gain) on sale of investment securities                                                   13                    (25)
     Equity in losses of affiliates                                                             10,168                     91
   Change in operating assets and liabilities:
        Interest receivable                                                                       (690)                   290
        Receivables under collaborative arrangements from related parties                       (6,693)                   980
        Other receivables                                                                           40                   (128)
        Prepaid expenses                                                                          (169)                  (195)
        Accounts payable                                                                         2,543                  1,368
        Accrued payroll, benefits and other expenses                                            (2,112)                  (195)
        Deferred research and development revenue                                                  210                  4,547
   Other                                                                                           (72)                     -
                                                                                   -------------------    -------------------
           Net cash used in operating activities                                               (30,945)               (17,709)
Cash flows from investing activities:
   Purchases of investment securities                                                          (54,324)               (12,579)
   Maturities of investment securities                                                          13,686                  9,480
   Sales of investment securities                                                                1,981                 24,965
   Acquisitions of property and equipment                                                       (4,175)                (4,549)
   Equity investments in affiliates                                                            (10,219)                  (219)
                                                                                   -------------------    -------------------
          Net cash provided by (used in) investing activities                                  (53,051)                17,098
                                                                                   -------------------    -------------------
Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants                                         23,605                    926
   Proceeds from issuance of warrants                                                            3,020                  3,346
                                                                                   -------------------    -------------------
          Net cash provided by financing activities                                             26,625                  4,272
                                                                                   -------------------    -------------------
          Net increase (decrease) in cash and cash equivalents                                 (57,371)                 3,661

Cash and cash equivalents at beginning of period                                                69,584                  1,404
                                                                                   -------------------    -------------------
Cash and cash equivalents at end of period                                                    $ 12,213               $  5,065
                                                                                   ===================    ===================

Supplemental cash flow information:
   Cash paid for income taxes                                                                 $    648               $      -
                                                                                   ===================    ===================

         See accompanying notes to consolidated financial statements.

                               ICOS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             September 30, 1999 (unaudited) and December 31, 1998


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

     Reclassifications

     Certain amounts reported in the previous year have been reclassified to conform to the 1999 presentation.

2.   Research and Development Arrangements
     -------------------------------------

     Suncos

     The Company owns a 50% interest in Suncos Corporation ("Suncos"), a corporation formed for the development and commercialization of Pafase. Pursuant to the terms of agreements entered into with Suncos, the Company conducts certain research and development activities on behalf of Suncos and is paid for such services based upon costs incurred. For the quarter and nine months ended September 30, 1999, the Company recognized cost reimbursement revenue under this arrangement of $10.7 million and $21.8 million, respectively. For the quarter and nine months ended September 30, 1998, the Company recognized cost reimbursement revenue under this arrangement of $3.0 million and $8.3 million, respectively.

     In March 1999, the Company and Suntory Limited of Japan ("Suntory") each made an equity investment in Suncos of $10.0 million. Accordingly, for the quarter and nine months ended September 30, 1999, the Company recognized $5.3 million and $10.0 million of expense, respectively, equal to its 50% share of Suncos' net loss.

     ICOS Clinical Partners, L.P.

     In 1997, ICOS Clinical Partners, L.P. (the "Partnership"), an affiliate of the Company, completed the sale to private investors of interests ("partnership units") in the Partnership. Proceeds from the offering are being used by the Partnership to fund continued development by the Company of product candidates based on three compounds: LeukArrest/TM/, Pafase/TM/ and ICM3 pursuant to the terms of a Product Development Agreement. For the quarter and nine months ended September 30, 1999, the Company recognized cost reimbursement revenue from the Partnership of $4.3 million and $13.4 million, respectively. For the quarter and nine months ended September 30, 1998, the Company recognized cost reimbursement revenue from the Partnership of $3.8 million and $10.9 million, respectively.

     In connection with the Partnerships' 1997 sale of limited partnership units, the Company issued, on June 5, 1997 and August 15, 1997, Series A warrants to purchase an aggregate of 5.6 million and 2.0 million shares, respectively, of the Company's Common Stock at exercise prices of $9.13 and $10.35 per share, respectively. The Series A warrants issued in 1997 are exercisable from October 1, 1998 through May 31, 2002. In addition to the Series A warrants issued in 1997, the Company issued, on June 30, 1999, Series B warrants to purchase an aggregate of $7.6 million shares of the Company's Common Stock at an exercise price of $52.49 per share. The Series B warrants issued in 1999 are exercisable from July 31, 1999 through June 30, 2004. During the nine month period ended September, 30 1999, approximately 2.3 million warrants were exercised at a weighted-average exercise price of $9.51 per share resulting in a total proceeds to the Company of $22.1 million. At September 30, 1999, warrants to purchase approximately 11.5 million shares remain outstanding at an average exercise price of $37.78 per share.

     Lilly ICOS, LLC

     In October 1998, the Company and Eli Lilly and Company ("Lilly") formed Lilly ICOS LLC ("Lilly ICOS"), a 50/50 owned limited liability company, to jointly develop and globally commercialize phosphodiesterase type 5 inhibitors
(PDE5) as oral therapeutic agents for the treatment of both male sexual dysfunction and female arousal disorder. For the quarter and nine months ended September 30, 1999, the Company recognized cost reimbursement revenue under this arrangement of $2.6 million and $14.1 million, respectively.

     To date, the joint venture has been capitalized by Lilly through cash infusions and the contribution by the Company of intellectual property associated with IC351. The technology contributed to Lilly ICOS by the Company had a zero basis for financial reporting purposes and accordingly, the Company has recorded its investment in Lilly ICOS as zero. The Company will not report its proportionate share of Lilly ICOS' results of operations until such time that the Company makes capital contributions to Lilly ICOS, if ever.

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

     For the quarter and nine months ended September 30, 1999, options to acquire 8.6 million shares of common stock with a weighted average exercise price of $17.60 per share and warrants to acquire 11.5 million shares of common stock with a weighted average exercise price of $37.78 per share have been excluded from the computation of diluted net loss per common share because they are antidilutive. For the quarter and nine months ended September 30, 1998, options to acquire 6.5 million shares of common stock with a weighted average exercise price of $9.11 per share, warrants to acquire 7.6 million shares of common stock with a weighted average exercise price of $9.45 per share and contingently issuable stock warrants to acquire 7.6 million shares of common stock have been excluded from the computation of diluted net loss per common share because they are antidilutive.

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

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

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

     The Company's fundamental strategy is to identify and develop a number of potential product candidates into breakthrough products with high commercial potential. By understanding the underlying biochemical and physiological mechanisms and identifying the cellular and molecular entities involved in the disease process, the Company is developing product candidates that address important opportunities in the treatment of acute and chronic diseases that have inflammatory components as well as certain cardiovascular diseases and cancer. Through this strategy, the Company believes it will be able to develop novel therapeutics that are more selective than those presently available.

     Financial results for the nine months ended September 30, 1999 reflect anticipated increases in operating expenses which are necessary for advancing multiple therapeutic product candidates through the development process. Development activities include product development, process development and the establishment and management of clinical trials. The Company expects to conduct increased clinical, regulatory, process development and product development activities over the remainder of the year and in future periods.

     The Company has an accumulated deficit at September 30, 1999 of $128.7 million. The Company's results of operations may vary significantly from quarter to quarter and will depend on, among other factors, the timing of certain expenses and payments received from certain collaborations, joint ventures, partnerships and other business relationships, as well as the progress of the Company's own research and development efforts, timing of clinical trials and the regulatory process. The Company may increase expenditures over the next several quarters as it begins pre-marketing activities in preparation of the launch of potential products, continues to expand the size and number of clinical trials of viable product candidates, continues to expand preclinical research and development activities in support of additional potential product candidates, and initiates clinical trials of those product candidates deemed most promising.

Revenues

     Revenues for the third quarter of 1999 increased $10.3 million to $17.6 million as compared to $7.3 million during the third quarter of 1998. Current period revenues consisted of cost reimbursement of $4.3 million from ICOS Clinical Partners. L.P. ("the Partnership"), $10.7 million from Suncos Corporation ("Suncos") and $2.6 million from Lilly ICOS, LLC ("Lilly ICOS"). Revenues for the third quarter of 1998 consisted of cost reimbursement of $3.8 million from the Partnership, $3.0 million from Suncos and $0.5 million received under the Company's research and development agreement with Abbott Laboratories ("Abbott").

     Revenues for the nine months ended September 30, 1999 increased $29.1 million to $49.8 million as compared to $20.7 million during the nine month period ended September 30, 1998. Current year-to-date revenues consisted of cost reimbursement of $13.4 million from the Partnership, $21.8 million from Suncos, $14.1 million from Lilly ICOS and $0.5 million received under the Company's research and development agreement with Abbott. Revenues for the nine months ended September 30, 1998 consisted of cost reimbursement of $10.9 million from the Partnership, $8.3 million from Suncos and $1.5 million received under the Company's research and development agreement with Abbott.

     The increase in revenues, both on a quarter and year-to-date basis, were primarily due to the progression of clinical trial activity associated with Pafase/TM/ as well as the expansion of IC351 product development and clinical trial activity pursuant to the Company's October 1998 agreement with Lilly ICOS.

Operating Expenses

     Total operating expenses for the quarter ended September 30, 1999 increased to $29.9 million from $17.0 million for the quarter ended September 30, 1998. Total operating expenses for the nine months ended September 30, 1999 increased to $80.8 million from $49.0 million for the nine months ended September 30, 1998.

     Research and development expenses for the third quarter of 1999 increased to $28.4 million from $16.3 million for the third quarter of 1998. Research and development expenses for nine months ended September 30, 1999 increased to $77.3 million from $46.6 million for the nine months ended September 30, 1998. The increases in research and development expenses for both the quarter and nine months ended September 30, 1999 were primarily due to costs associated with the progression of clinical trials for IC351, LeukArrest/TM/, Pafase/TM/, ICM3, and IC14 as well as the expansion of other product development efforts.

     General and administrative expenses for the third quarter of 1999 increased to $1.6 million from $0.7 million in the third quarter of 1998. General and administrative expenses for the nine months ended September 30, 1999 increased to $3.6 million from $2.4 million for the nine months ended September 30, 1998. The increase in general and administrative expenses for both the third quarter and nine months ended September 30, 1999 was due primarily to the addition of management and administrative personnel to support the Company's increased product development activities. In addition, the Company incurred costs during the first half of 1999 to register common stock issuable upon exercise of warrants issued to investors in the Partnership.

Other Income and Expense

     Other income primarily represents investment income earned on the Company's investment securities and interest earned on the Company's loan to the Partnership. Investment income for the third quarter of 1999 totaled $1.0 million compared to $0.3 million for the third quarter of 1998. Investment income for the nine months ended September 30, 1999 totaled $3.1 million compared to $1.2 million for the nine months ended September 30, 1998. The increase in investment income for both the third quarter and nine months ended September 30, 1999 was due primarily to higher average cash and investment balances during the third quarter and first nine months of 1999 compared to the same periods of 1998. Interest earned on the loan to the Partnership was $0.2 million for both the third quarter of 1999 and 1998 and $0.4 million and 0.5 million, respectively, for the nine months ended September 30, 1999 and 1998.

     During the third quarter of 1999 the Company recognized $5.4 million in losses related to its equity interests in the third quarter losses of Suncos and the Partnership. For the nine months ended September 30, 1999, the Company recognized $10.2 million in losses related to its equity interests in these two affiliates. Equity interests in affiliate net losses, both on a quarter and year-to-date basis, are primarily related to the continued progression of the Company's clinical trial activity.

Net Loss

     For the quarter ended September 30, 1999, the Company recognized a net loss of $16.4 million or $0.37 per share compared to a net loss of $9.4 million or $0.24 per share for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, the Company recognized a net loss of $37.5 million or $0.87 per share compared to a net loss of $27.1 million or $0.68 per share for the nine months ended September 30, 1998. The increase in net loss for both the third quarter and nine months ended September 30, 1999 was due primarily to an increase in costs associated with the progression of clinical trials for IC351, LeukArrest/TM/, Pafase/TM/, ICM3, and IC14 and the expansion of other product development efforts. These increased costs were partially offset by increased cost reimbursement revenues for both the third quarter and nine months ended September 30, 1999.

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

     At September 30, 1999, the Company had $59.7 million in cash and cash equivalents, investment securities, and interest receivable, a decrease of $18.4 million from December 31, 1998. This decrease is primarily attributable to continuing costs associated with clinical trials for IC351, LeukArrest/TM/, Pafase/TM/, ICM3, and IC14 and the Company's $10.0 million equity investment in Suncos made in March 1999. These costs were partially offset by increased cost reimbursement revenues as well as $23.6 million received from the exercise of stock options and warrants. The decrease in cash and cash equivalents is also attributable to the timing of payments from the Company's affiliates and the corresponding increase in related party receivables.

     For the nine months ended September 30, 1999, the Company spent $4.2 million for the purchase of capital equipment and leasehold improvements to support research and development activities. To support its ongoing and future research and product development efforts over the next several years, the Company may need to purchase additional capital equipment and lease or purchase additional laboratory and administrative facilities.

     The Company anticipates that its operating expenses may continue to increase during the remainder of 1999 and in subsequent quarters as it adds the personnel and facilities associated with advancing potential product candidates through development and clinical trials and prepares for the commercial launch of its potential products. Foreseeable incremental costs may include, but are not limited to, those associated with the Company's own pre-marketing activities, product development, preclinical studies and clinical trials, patent filings and administrative activities. The Company may also incur costs and make capital contributions under its joint venture agreements with Suntory and Lilly related to the development of Pafase/TM/ and IC351, respectively. Under provisions of these agreements, the Company is to be reimbursed for certain of its costs. There can be no assurance that all such costs will be reimbursed.

     In October of 1999, the Company received a $15.0 million milestone payment from its joint venture partner Eli Lilly and Company following the initiation of a global Phase 3 program related to IC351. Following the receipt of this milestone payment, the Company anticipates that its existing cash, including interest income from investments and anticipated payments from Suncos, Lilly ICOS and the Partnership, will be adequate to satisfy its cash requirements until the third quarter of 2000. However, the amounts and timing of future expenditures will depend on the progress of ongoing research and development, the rate at which operating losses are incurred, the execution of development and licensing agreements with potential corporate partners, the Company's development of products, the Food and Drug Administration ("FDA") regulatory process, and other factors, many of which are beyond the Company's control.

     The Company is evaluating several public and private financing alternatives, some of which would involve the sale of additional stock, the issuance of debt and/or entering into additional corporate partnerships. The Company anticipates the completion of some form of financing event prior to the end of the year 2000. Additional shares issued in conjunction with any anticipated equity financing could result in some dilution to the Company's existing shareholders.

     The Company has been successful in negotiating collaborations and joint development agreements with other parties where the work and strategies of the other parties complement those of the Company. In some instances, these relationships may involve commitments by the Company to fund some or all of certain development programs. Although corporate collaborations, partnerships and joint ventures have provided cost reimbursement revenue to the Company in the past, there can be no assurance that such funds will be available to the Company in the future. The Company may expand its operations and hire the additional personnel deemed necessary to continue development of its current portfolio of product candidates in clinical trials, as well as continuing discovery and preclinical research to identify additional potential drug candidates. The Company anticipates that expansion of these activities may result in an increase in operating expenses in future quarters. Further, incremental expenditures may be required for additional laboratory, production and office facilities to accommodate activities and the personnel associated with this increased development activity. As such, the Company will need to raise substantial additional funds to conduct its research and development activities, preclinical studies, clinical trials and pre-marketing activities necessary to bring its product candidates to market and to establish marketing capabilities if and when product candidates are ready for commercialization. There can be no assurance that additional funds will be available as needed or on terms that are acceptable to the Company. Insufficient funding will require the Company to delay, scale-back or eliminate some or all of its research and development activities, planned clinical trials and administrative programs, and may require the Company to consider other alternatives to develop and market the Company's potential products and technologies.

Year 2000
---------

Overview

     The Year 2000 problem is the result of computer programs being written using two, rather than four, digits to define the applicable year. Unless corrected, those systems with time-sensitive software may recognize a date ending in "00" as the year 1900 rather than the year 2000, potentially resulting in system failures or miscalculations.

Readiness

     The Company has established a Year 2000 Task Force with representatives from the major functional areas at ICOS. The Task Force has implemented a comprehensive program in an effort to properly address Year 2000 issues with respect to the Company's internal computer systems, software applications, equipment utilizing date sensitive computer chips and key third party vendors. The Task Force's plan to resolve the Year 2000 issues has been organized into six phases:

1)   Inventory/Assessment
2)   Vendor Contact
3)   Remediation
4)   Risk Analysis
5)   Contingency Planning
6)   Testing

     The Company has completed its inventory of critical computer systems, software applications, date sensitive electronic equipment and key third party vendors. The Company has contacted software and hardware manufacturers and key third party vendors for Year 2000 readiness assurances and has received assurances from all high risk manufacturers and vendors. The Company has implemented a remediation program to repair, modify or replace computer systems, software applications and date sensitive electronic equipment that fail to conform to Year 2000 requirements. As of October 31, 1999, the Company's remediation efforts are substantially complete. The Company plans to continue to implement Year 2000 solutions, as warranted, to conclude the remediation program during November and December of 1999.

     The Company has completed its risk analysis for all functional areas at ICOS. Based upon the results of this analysis, the Company has developed and is in the process of implementing a contingency plan to address areas of material risk. The Company expects the contingency plan to be completed in November or December of 1999. In addition, the Company is currently in the process of performing further tests of systems in the areas of material risk as additional assurance that these systems will perform as expected in the year 2000.

Costs

     An extensive review of the Company's computer systems showed that a majority of the Company's software, hardware, and embedded controllers have been purchased within the last five years and, as such, were manufactured with Year 2000 issues in mind. Furthermore, the majority of the Company's critical software applications were purchased from third-party vendors who have already provided upgrades designed to bring their products into Year 2000 compliance. As such, the Company believes that the cost of correcting any internal Year 2000 issues will not be material.

Risks

     It is possible that after making necessary upgrades and replacements to its systems and testing its systems, the Company may still encounter Year 2000 problems. As part of its Year 2000 program the Company has relied on assurances received from manufacturers and third party vendors. However, it is possible that some of the Company's key third party associates will experience Year 2000 problems that are outside of the Company's control and which could have a material impact on the Company's operations. The Company's risk analysis indicates that its highest Year 2000 risks are in the manufacturing and clinical areas, including key clinical research organizations, as failures in these areas may delay development activities, increase the time to bring a product to market or have other adverse effects on the Company's operations.

Important Factors Regarding Forward-Looking Statements
------------------------------------------------------

     During the second quarter of 1999, we revised the factors included under "Important Factors Regarding Forward-Looking Statements" in our annual report on Form 10-K for the year ended December 31, 1998, to comply with the SEC's new "plain English" requirements. So that you do not have to rely on the factors included in our most recent annual report, which are not in the "plain English" format, we have included the full text of the factors, as revised, in this quarterly report. These factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time.

We have not generated revenues from the sale of products, and we may not be able to generate enough product revenues in the future to achieve profitability.

     We have not yet completed the development of any products and we do not expect to have any products commercially available for several years. Consequently, we have not generated revenues from the sale of products since we started operations. Our operating expenses have increased in 1999 and may increase in subsequent years as we attempt to complete development of our potential products and introduce our potential products into the market. Therefore, even if we do successfully develop products that can be marketed, we will need to generate significant revenues from those products to achieve and maintain profitability. If we do become profitable, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

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

     As discussed above, we have implemented a comprehensive program to properly address Year 2000 issues with respect to our computer systems, software applications, equipment utilizing date sensitive computer chips and key third party vendors. We believe that we have already addressed many of our expected internal Year 2000 issues through normal upgrades and new purchases of software and computer equipment. However, it is possible that after analyzing our systems for Year 2000 issues, making necessary upgrades and replacements to our systems and testing our systems, we may still encounter Year 2000 problems. Furthermore, it is possible that some of our key outside vendors will fail to correct in a timely fashion, if at all, their own Year 2000 problems. We are also in the process of establishing contingency plans for critical systems and business processes. Such plans will continue to be refined throughout the remainder of 1999. While we believe that our contingency plans will be sufficiently comprehensive in addressing material risks related to Year 2000 issues, there are no assurances that such plans will be completed in a timely manner or that such plans will adequately address all material Year 2000 issues.

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

PART II.  OTHER INFORMATION


ITEM 6:   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               Number      Description
               ------      -----------
                 27.1      Financial Data Schedule

          (b) There were no reports on Form 8-K filed during the three months ended September 30, 1999.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ICOS CORPORATION


Date:  November 12, 1999            By:  /S/  PAUL N. CLARK
       -----------------                 ------------------
                                         Paul N. Clark
                                         Chief Executive Officer and President



Date:  November 12, 1999            By:  /S/  HOWARD S. MENDELSOHN
       -----------------                 -------------------------
                                         Howard S. Mendelsohn
                                         Chief Accounting Officer

                               Index to Exhibits
                               -----------------



27.1  Financial Data Schedule