Form 10-K405
period 1999-12-31
ICOS CORP / DE
filed 2000-03-24
CIK 874294

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
  [ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 1999
                                      or
  [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
  Exchange Act of 1934
                        Commission File Number: 0-19171

                               ICOS CORPORATION
            (Exact name of registrant as specified in its charter)

                   Delaware                        91-1463450
           (State of incorporation)              (I.R.S. Employer
                                                Identification No.)

                            22021- 20th Avenue S.E.
                           Bothell, Washington 98021
                                (425) 485-1900
  (Address, including zip code, and telephone number, including area code, of principal executive offices)

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of February 29, 2000.

                                $1,987,781,409

  Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of February 29, 2000.

                Title of Class                                Number of Shares
                --------------                                ----------------
         Common Stock, $.01 par value                            45,277,767

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the annual meeting of stockholders to be held on May 4, 2000, relating to "Election of Directors," "Continuing Class 2 Directors (until 2001)," "Continuing Class 3 Directors (until 2002)," "Other Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Compensation of Directors," "Executive Compensation," "1999 Option Grants," "1999 Option Exercises and Year-end Option Values," "Compensation Committee Interlocks and Insider Participation," "Employment Contracts, Termination of Employment and Change of Control Arrangements," "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions" are incorporated by reference in Part III of this Form 10-K.

                               ICOS CORPORATION
                               ----------------
                               TABLE OF CONTENTS
                               -----------------

 Part I
 ------
    Item 1.  Business
    Item 2.  Properties
    Item 3.  Legal Proceedings
    Item 4.  Submission of Matters to a Vote of Security Holders

 Part II
 -------
    Item 5.  Market for the Registrant's Common Equity and Related Stockholder
             Matters
    Item 6.  Selected Financial Data
    Item 7.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations
    Item 7A. Quantitative and Qualitative Disclosure about Market Risk
    Item 8.  Consolidated Financial Statements and Supplementary Data
    Item 9.  Changes In and Disagreements With Accountants on Accounting and
             Financial Disclosure

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

The Company's fundamental strategy is to identify and develop a significant number of potential product candidates into breakthrough products with high commercial potential. By understanding the underlying biochemical and physiological mechanisms and identifying the cellular and molecular entities involved in the disease process, ICOS is positioned to develop biopharmaceutical products that address important opportunities in the treatment of chronic and acute diseases that have inflammatory components as well as certain cardiovascular diseases and cancer. Through this strategy, the Company believes it will be able to develop novel therapeutics that are more selective and efficacious than current therapeutics.

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

Long-Range Strategy
-------------------

The Company continues to develop a broad portfolio of potential product candidates encompassing a wide variety of approaches to inflammatory conditions and other serious diseases. Human disease is a complex and complicated process involving many physiological and biological components. As such, the task of developing therapeutics to treat these diseases is difficult and time-consuming. A large number of product candidates are not successfully developed because of the inability to prove that they are either safe or efficacious. In order to compensate for this risk, the Company utilizes a strategy of developing a number of approaches to the treatment of inflammatory conditions which encompass a variety of mechanisms and approaches to the inhibition of inflammation and other disease processes.

Presently, the Company and its affiliates have four product candidates in clinical trials: IC351, a small molecule product candidate; LeukArrest(TM) and IC14, each monoclonal antibodies; and Pafase(TM), a recombinant form of a naturally occurring human serum enzyme. In addition, the Company has several product candidates in the research and preclinical phases of development. Over the past few years, the Company has established corporate collaborations to enhance and optimize the Company's development while maintaining substantial downstream product rights to potential products, thereby offsetting a substantial portion of the financial risk of developing these product candidates. The Company established Lilly ICOS LLC ("Lilly ICOS") in 1998, a joint venture with Eli Lilly and Company ("Lilly"), to develop the small molecule product candidate known as IC351 for the treatment of male erectile dysfunction and female sexual dysfunction. In 1997, the Company established Suncos Corporation ("Suncos"), a joint venture entity with Suntory Limited of Japan ("Suntory"), for the development of Pafase(TM). The Company also has a collaboration with Abbott Laboratories ("Abbott") which was initiated in 1995 in the field of integrins and ICAMs. Each of these collaborations is described in more depth in the section entitled "Collaborations."

Description of Programs
-----------------------

  Development Pipeline - Overview

The clinical targets that are the subject of ICOS' discoveries include diseases whose pathology is a result of the dysfunction of the normal cellular mechanisms. The Company has discovered important molecules and mechanisms underlying directed cell adhesion, the inhibition of proinflammatory mediators and intracellular signal transduction. The chart below summarizes the programs with compounds currently in clinical development.

                      ICOS Clinical Development Projects
                                   (Table 1)

      Product Candidate   Indication                          Status (1)
    ----------------------------------------------------------------------------------------

      IC351               Male erectile dysfunction           Global phase 3 clinical trials
                          Female sexual dysfunction           Phase 1 clinical trial

      LeukArrest(TM)      Ischemic stroke                     Phase 3 clinical trial

      Pafase(TM)          Acute respiratory distress syndrome Phase 2 clinical trial
                          Severe acute pancreatitis           Phase 2 clinical trial

      IC14                Severe sepsis                       Phase 1 clinical trial

    ----------------------------------------------------------------------------------------

      (1) Status as of March 1, 2000 Phase 1 clinical trial: safety and pharmacology, dose-determining drug regimen Phase 2 clinical trial: determination of dose levels and potential efficacy of drug Phase 3 clinical trial: efficacy and safety determination

IC351

  Background

Research over the past two decades has led to a better understanding of how cells interact to coordinate the growth, maintenance, and function of tissues in the human body. The key to this interaction is intracellular signal transduction -- the transmission of a signal from the exterior to the interior of a cell -- which can result in the activation or suppression of specific genes, metabolic pathways or specific cellular functions.

Physiologically, the concentrations of two second messenger molecules, cAMP and cGMP, influence a wide range of cellular functions. The intracellular concentration of cAMP and cGMP in the cell is generally controlled by the relative activity of two types of enzymes: cyclases, which produce these second messengers, and phosphodiesterases, or PDEs, which inactivate these second messengers.

There are at least 19 human genes that encode more than 40 different PDEs that can be categorized into at least ten distinct PDE types. The Company has cloned and expressed a majority of these PDEs, each of which has been shown to target particular signal transduction pathways. These diverse proteins are not, however, uniformly expressed and distributed throughout the body, but rather are found in differing concentrations in different tissues and cells. This tissue-selective expression may provide opportunities for specific intervention and development of selective therapeutics that inhibit a single type of PDE enzyme.

  Clinical Application - Male Erectile Dysfunction

IC351, a small molecule compound, which is a phosphodiesterase type 5 (PDE5) inhibitor, is being evaluated for the treatment of male erectile dysfunction ("MED"), also called impotence, which is estimated to affect 70 million men worldwide. This condition can be the consequence of several underlying factors that coexist in patients with MED. PDE5 is part of the signal transduction system in vascular smooth muscle that acts to control the level of cGMP. IC351 is a potent and selective blocker of PDE5 function. When a guanylyl cyclase in the vascular smooth muscle cell has been triggered to produce cGMP by an external signal, IC351 blocks PDE5 preventing it from destroying the cGMP. Thus, IC351 can be thought of as a contingent agonist, a compound whose action is contingent upon the presence of a signal triggering a cGMP increase and reinforces the normal signal. Administration of IC351 is expected to increase cGMP in the vascular smooth muscle leading to vascular relaxation and corpus cavenosal blood flow in response to stimuli.

During 1999, a global Phase 3 clinical program was initiated and male patients were enrolled into pivotal trials that have continued into 2000. An earlier Phase 2 study evaluated the safety and efficacy of IC351 on-demand in 212 mild to severe

MED patients over an eight-week treatment period. The results were consistent with three other Phase 2 efficacy studies that demonstrated statistically significant changes relative to placebo for the primary endpoints. The IC351 clinical program has expanded to include the enrollment of females into Phase 1 pharmacokinetic studies to evaluate gender comparisons and drug interactions. To date, over twenty Phase 1, 2 and 3 clinical trials have been initiated for the study of male erectile dysfunction.

The compound is being developed by the Company's 50% owned joint venture, Lilly ICOS, formed in the fourth quarter of 1998. See "Collaborations." Lilly ICOS will develop and globally commercialize IC351 for the treatment of both male erectile dysfunction and female sexual dysfunction.

LeukArrest(TM)

  Background

The migration of circulating leukocytes into extravascular tissues in the course of inflammation involves a complex series of events. A critical step involves the firm attachment of circulating leukocytes to the endothelial wall. The CD11/CD18 family of cell adhesion molecules found on leukocytes mediates this adhesive interaction. It is believed that by intervening in the adhesion process, much of the inflammation-associated damage can be prevented. Monoclonal antibodies directed to CD11/CD18 adhesion molecules have been shown to protect against leukocyte-mediated tissue injury by blocking adherence in a variety of disease models.

LeukArrest(TM) is a recombinant humanized monoclonal antibody developed by ICOS to block CD11/CD18-mediated cell adhesion in humans. LeukArrest(TM) has been shown to bind to CD11/CD18 cell adhesion molecules on the surface of leukocytes and to block subsequent movement into the surrounding tissue. As of December 31, 1999, approximately 1275 subjects have been enrolled in clinical trials of LeukArrest(TM) investigating its use as a therapeutic for the treatment of hemorrhagic shock, ischemic stroke, myocardial infarction and multiple sclerosis. During 1999, the Company completed Phase 2 studies evaluating the safety and efficacy of LeukArrest(TM) in hemorrhagic shock and myocardial infarction and announced the results of a Phase 2 multi-dose multiple sclerosis study. Each trial was a double-blind, placebo controlled study that demonstrated that LeukArrest(TM) was safe and well tolerated. The analyses of the clinical trials with LeukArrest(TM) in myocardial infarction and multiple sclerosis demonstrated no clinical benefit as compared to placebo. The results of these two trials do not support further development of LeukArrest(TM) in these indications. LeukArrest(TM) appeared to inhibit pulmonary and cardiac dysfunction in hemorrhagic shock patients; however, it did not result in a demonstrably improved clinical benefit in this study. At this time, no further study has been planned in hemorrhagic shock.

  Clinical Application - Ischemic Stroke

During an ischemic stroke a blood vessel in the brain becomes blocked and blood flow to a region of the brain is reduced. This ischemia results in injury and death of the affected tissue. Although the stroke event arises from the blockage of one or more cerebral blood vessels by a blood clot, a significant portion of the tissue injury and death is thought to be caused by neutrophil-mediated inflammatory mechanisms. Upon restoration of blood flow, leukocytes, in particular neutrophils, become activated and adhere to the endothelium. Once attached to the endothelial lining these activated neutrophils release toxins, such as free radicals and proteases, that damage the endothelium and the surrounding tissue. Data from preclinical studies has indicated that LeukArrest(TM) inhibits neutrophil functions shown to be important for neutrophil-induced damage. The Company believes that treating patients who have suffered a stroke with LeukArrest(TM) may limit the degree of inflammatory tissue damage and protect significant amounts of brain and central nervous system (CNS) tissue and, thus, may decrease the extent of brain damage for these patients.

In January 1999, the Company initiated a Phase 3 clinical trial to evaluate the efficacy of LeukArrest(TM) in patients suffering from acute ischemic stroke. Two safety analyses were completed by the end of 1999 and no safety issues were identified from these analyses. An interim efficacy analysis will take place after approximately 360 patients have been enrolled. This trial is designed to treat approximately 800 subjects using a randomized double-blind, placebo controlled parallel group design. Enrollment of the 800 patients is scheduled to conclude in the fourth quarter of 2000. LeukArrest(TM) was shown to be well tolerated in a Phase 2 randomized double-blind, placebo controlled parallel study in ischemic stroke patients. Data from the Phase 2 study suggest that LeukArrest(TM) improved neurological outcomes, exhibiting a higher treatment response rate than did placebo.

Pafase(TM)

  Background

Platelet-activating factor ("PAF") is a potent proinflammatory mediator with diverse biological effects and is implicated in a number of debilitating inflammatory conditions, including acute respiratory distress syndrome and acute pancreatitis. It is produced naturally by a variety of human cells, including endothelial cells, leukocytes, platelets and mast cells. PAF affects a variety of cells that are involved in the inflammatory process, including leukocytes, platelets and vascular endothelial cells, and acts by binding to specific receptors, thereby increasing the inflammatory response.

Platelet-activating factor acetylhydrolase ("PAF-AH") is a naturally occurring human serum enzyme that destroys PAF and eliminates its proinflammatory effects. ICOS is developing Pafase(TM), the recombinant form of PAF-AH, as an agent for the treatment of diseases characterized by increased PAF activity.

In 1997, the Company formed Suncos to facilitate development and commercialization of Pafase(TM) for use worldwide. See "Collaborations."

  Clinical Application - Acute Respiratory Distress Syndrome ("ARDS")

ARDS is a complication of acute lung inflammation associated with several clinical conditions including acute pancreatitis, massive blood transfusion, septic shock, and trauma. There are approximately 650,000 persons at risk for developing ARDS each year in the United States and of these, approximately 150,000 develop ARDS, for which the mortality rate is approximately 40-50%. Current therapy for ARDS is supportive.

Pafase(TM) may be effective in patients at risk for ARDS, or in improving the outcome in patients who have already been diagnosed with ARDS, by inhibiting the ability of PAF to contribute to lung inflammation. In 1997 and early 1998, the Company evaluated Pafase(TM) in subjects with trauma and severe sepsis who were at risk to develop ARDS. An initial Phase 2 trial was designed to determine the safety, pharmacology and efficacy of Pafase(TM). Pafase(TM) proved to be well tolerated at all dose levels and patients who received Pafase(TM) showed improvement in several efficacy parameters compared to patients who received a placebo. In 1999, patient enrollment was completed in a Phase 2 clinical trial to further evaluate the safety and efficacy in 240 subjects with trauma and severe sepsis who were at risk to develop ARDS. Completion of the data analysis is expected by mid-year 2000.

  Clinical Application - Pancreatitis

Each year, approximately 40,000 people in the United States suffer from severe acute pancreatitis. Currently, there is no specific therapy approved to treat this disease. PAF has been implicated as a mediator of severe acute pancreatitis. In preclinical models, Pafase(TM) has been demonstrated to reduce the severity of pancreatitis. In 1999, a Phase 2/3 study was initiated with patients suffering from severe acute pancreatitis. The study is now designed to enroll 240 patients instead of 860 patients as was originally planned and is now a Phase 2 study. The study is evaluating two dose levels of Pafase(TM) in comparison to placebo and is designed to measure safety and efficacy, as measured by the reduction of the effects of pancreatitis.

A Phase 2 safety and efficacy study was completed in patients at risk to develop acute pancreatitis after ERCP (endoscopic retrograde cholangiopancreatography). This randomized double-blind, placebo controlled parallel study evaluated two dose levels of Pafase(TM) versus placebo in a single-dose setting. The results indicated that the drug was safe and well tolerated, but a treatment effect on the incidence of acute pancreatitis and the need for hospitalization was not statistically significant. The Company does not have plans to pursue Pafase(TM) for post-ERCP pancreatitis at this time.

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

  Clinical Application - Severe Sepsis

Bacterial recognition by CD14 and subsequent signal transduction triggers a vigorous response by myeloid and endothelial cells that promote bacterial killing at the site of infection. Once activated, these cells upregulate the expression of adhesion molecules on their surfaces and release a number of proinflammatory cytokines, lipid mediators, and coagulation factors. In cases of localized infection, CD14 triggers a localized inflammatory cascade that promotes bacterial killing at the site of infection. However, in cases of systemic exposure to bacteria, CD14 triggers a systemic inflammatory cascade that may lead to potentially life-threatening conditions including the systemic inflammatory response syndrome, septic shock, and multiple organ dysfunction syndrome.

Recent strategies to interfere with the innate systemic response to infection have targeted various proinflammatory mediators, as well as the Gram-negative bacterial envelope component LPS. To date, these strategies have met with limited success. For example, monoclonal antibodies and soluble receptors that target TNF-alpha (tumor necrosis factor alpha) have failed to reduce 28-day all cause mortality in pivotal clinical trials. Monoclonal antibodies targeting LPS have also failed. In retrospect, the failure of these strategies may not be entirely unexpected. Although the strategies mentioned target important components of the innate response, the components they target are redundant. For example, TNF-alpha is one of many proinflammatory mediators released by immune effector cells. Similarly, LPS is one of many bacterial envelope components capable of triggering the innate response.

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

In 1999, the Company conducted an early-stage endotoxin-challenge study in 16 healthy volunteers. IC14 prevented a clinical response to a safe dose of bacterial endotoxin. The product candidate blocked the release of proinflammatory cytokines by greater than 95% and substantially reduced the development of flu-like symptoms including fever, nausea and myalgia. The Company also completed a Phase 1 safety study in 30 healthy volunteers in 1999 that indicated that IC14 was well tolerated at all doses tested.

ICM3

ICOS' clinical trials during 1999 with ICM3, a monoclonal antibody that targets the adhesion molecule ICAM-3, confirmed the role of ICAM-3 in T-cell activation and its importance in the course of psoriasis. The Company is electing to pursue this disease pathway with small molecule inhibitors of adhesion instead of ICM3. Preclinical studies will be conducted to evaluate ICM3 in other disease models.

Research and Discovery Program
------------------------------

The Company's scientists are also working to identify and develop biological and synthetic small molecule-based therapeutics designed to exploit the Company's knowledge of disease mechanisms. The Company has developed a proprietary in-house, high-throughput small molecule screening program. ICOS has assembled an extensive library of chemicals consisting of synthetic organic molecules, through its collaborations and independent compound acquisitions. This library has been used successfully to identify potential drug candidates for a number of molecular targets within the Company's research and development programs.

In addition, the Company has identified a number of molecular and biological pathways of inflammation and physiological mechanisms important in disease conditions. The Company is pursuing several biological therapeutic agents and small molecule drug candidates that show promise as potential products.

Clinical Production Facility
----------------------------

The Company has manufactured recombinant protein-based clinical materials to support its previous and current clinical trials in its own production facility. This facility is capable of utilizing both microbial and mammalian-based production processes and was designed to meet the U.S. Food and Drug Administration ("FDA") requirements for the production of marketable products. The facility is suited for the production of purified recombinant protein bulk product. As such, the Company anticipates that vialing and other finishing steps will be completed under contract with other companies. The Company does not have the facilities necessary for production of small molecule drugs, including IC351.

Collaborations
--------------

The Company has entered into arrangements with other parties to access technology, and to facilitate and fund the development and marketing of certain of its products.

In April 1995, the Company formed a collaboration with Abbott that seeks to discover small molecule drugs that modulate the intracellular signaling connections of certain ICAMs and integrins. In September 1997, ICOS and Abbott expanded and extended their relationship to include small molecule antagonists of the extracellular domains of certain integrins and ICAMs. The research program under which ICOS received research funding from Abbott ended April 1, 1999. Under the terms of the agreement, each company will have exclusive rights to drugs against specific molecular targets with royalties and milestone obligations to the other party. Each party will be responsible for the development, registration and commercialization of its own products. In addition, the collaboration provided the Company with a library of chemical compounds for use in its own discovery programs.

In February 1997, the Company and Suntory, as joint venture partners, formed Suncos to develop and commercialize Pafase(TM) worldwide. Under the terms of the arrangement, the joint venture was established with a $30.0 million cash investment by Suntory to Suncos. ICOS licensed, on a worldwide basis, all rights for Pafase(TM) to Suncos. In exchange, both ICOS and Suntory received 50% ownership in Suncos. Suntory has rights and has agreed to participate in the development and commercialization of Pafase(TM) in Japan, and ICOS has similar rights and an agreement with respect to the United States. Suncos is managed jointly by Suntory and ICOS. Suntory and ICOS will each pay royalties to Suncos on sales of Pafase(TM) products in their respective territory. In 1999, ICOS and Suntory each made capital contributions of $15.0 million to the joint venture.

In October 1998, the Company and Lilly formed Lilly ICOS, a 50/50 owned limited liability company, to develop and globally commercialize PDE5 inhibitors as oral therapeutic agents for the treatment of both male erectile dysfunction and female sexual dysfunction. Under the terms of the joint venture agreement, the Company received a license fee of $75.0 million upon formation of the joint venture, an additional $15.0 million license fee in 1999 upon initiation of a global Phase 3 program and could receive additional license fee payments based on the progression of IC351 through development. The joint venture was initially capitalized by Lilly through cash contributions and the contribution by the Company of intellectual property associated with IC351 and its research platform. The joint venture will market products resulting from this collaborative effort in North America and Europe. For countries outside North America and Europe, products will be licensed exclusively to Lilly for commercialization with a royalty paid to the joint venture.

From time to time, the Company enters into research collaborations with various institutions and scientists to expand ICOS' access to new scientific developments, technologies and discoveries in certain areas. ICOS has contracted with several academic, corporate and institutional collaborators to conduct certain research and development activities relating to the products discussed herein. The Company has also entered into certain license agreements with respect to different technologies in addition to the agreements noted above. ICOS' agreements with these organizations generally provide that the Company will fund either the research or development of the technology, or both, and will obtain an exclusive license or option to the technology developed, subject to certain royalty and other obligations. See "Important Factors Regarding Forward-Looking Statements."

Research, Product Development and Commercialization Strategies
--------------------------------------------------------------

ICOS' research and product development efforts comprise three basic stages prior to commercialization. The initial stage, research, includes early-stage discoveries through the identification of preclinical targets. During research, the Company tests candidate molecules in relevant preclinical models of disease. During the preclinical stage a specific preclinical target is selected and the research and development project personnel work to establish a production process. After review of the Investigational New Drug ("IND") application by the FDA, Phase 1 clinical trials are commenced to determine a product candidate's safety and pharmacological profile. The Company's Phase 1 clinical trials are frequently designed to support the initiation of multiple Phase 2 clinical trials for distinct indications. Phase 1 safety and pharmacology clinical trials may lead to Phase 2 clinical trials designed to establish the likely therapeutic dose and potential efficacy. ICOS' product development strategy emphasizes the acquisition of Phase 2 clinical data to determine a particular product candidate's utility in a specific disease indication. A drug candidate may then enter Phase 3 clinical trials, where its efficacy will be verified through additional human clinical trials. Once Phase 3 clinical trials are successfully completed, a Biological License Application ("BLA"), or New Drug Application ("NDA") for small molecule products, is submitted to the FDA. Product launch and commercialization depend on approval of the BLA or NDA by the FDA. See "Governmental Regulation."

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

To support the clinical development of LeukArrest(TM), Pafase(TM) and ICM3 ("the Partnership Products"), ICOS formed, and transferred certain of its rights to the Partnership Products to ICOS Clinical Partners, L.P. ("the Partnership"). The Partnership completed the sale to private investors of interests in the Partnership in August 1997. This sale results in net proceeds to the Partnership of approximately $79.8 million over the three-year period beginning in August 1997 to fund continued development by the Company of the Partnership Products. ICOS has the option to purchase all of the limited partnership interests in the Partnership.

The Company's research and development expenses during 1999, 1998, and 1997 were $100.5 million, $77.0 million, and $42.8 million, respectively.

Competition
-----------

Competition in the pharmaceutical industry is intense and characterized by rapid technological development. The Company, Suncos and Lilly ICOS will compete with pharmaceutical companies and biotechnology firms in the United States, Japan, Europe and elsewhere. Many biotechnology companies have focused their development efforts in the human therapeutics area, including inflammatory and other diseases targeted by the Company, and many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or have made commercial arrangements with other biotechnology companies or research institutions.

The Company expects to encounter significant competition for the products it plans to develop on its own and through its joint ventures. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. A number of biotechnology and pharmaceutical companies are developing products aimed at the same indications as those ICOS has targeted. Some of these have entered clinical trials or are commercially available. Several have been in business longer than ICOS, have greater financial resources, and have more experience in obtaining and negotiating with corporate partners. There can be no assurance that research and discoveries by others will not render the Company's programs or products uneconomical or result in therapies superior to any therapy developed by the Company, or that any of the Company's products will be preferred to any existing or newly developed technologies.

Significant levels of biotechnology research occur in universities and other nonprofit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. They also compete with ICOS in recruiting skilled scientific talent.

The Company believes that its competitive success will be based on the ability to create and maintain scientifically advanced technology, develop cost-effective proprietary products, attract and retain talented and skilled personnel, obtain patent or other protection for its products, obtain required regulatory approvals and manufacture and successfully market its products, either alone or through outside parties. Many of the Company's competitors have substantially more experience and greater financial, marketing and human resources than ICOS. See "Important Factors Regarding Forward-Looking Statements."

Governmental Regulation
-----------------------

Regulation by governmental authorities in the United States, Europe, Japan and other foreign countries is a significant factor in the manufacture and marketing of the Company's potential products and in its ongoing research and product development activities. Virtually all the Company's products, those of Suncos, those of Lilly ICOS and those licensed to the Partnership, will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval requirements by the FDA and comparable agencies in foreign countries. The time required for completing such testing and obtaining such approvals is uncertain. Any delay in clinical testing may delay product development. In addition, delays or rejections may be encountered based on changes in FDA or foreign regulatory policy during the period of product development and testing. Various federal statutes and regulations also regulate the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The lengthy process of obtaining regulatory approvals and ensuring compliance with appropriate federal statutes and regulations requires the expenditure of substantial resources. Any delay or failure by ICOS or its collaborators or corporate partners to obtain regulatory approval could adversely affect the commercialization of products being developed by the Company or its joint ventures, the Company's ability to receive product, collaborative research or royalty revenue and, thus, its liquidity and capital resources.

Preclinical studies are generally conducted in the laboratory to evaluate the potential efficacy and the safety of a therapeutic product. The results of these studies are submitted to the FDA as part of an IND application, which must be reviewed by FDA personnel before clinical testing can begin in the United States. Once the FDA is satisfied with the submission, the clinical trials in human subjects can commence. Typically, clinical evaluation involves three sequential phases, which may overlap. During Phase 1, clinical trials are conducted with a relatively small number of subjects to determine the early safety profile of a drug, as well as the pattern of drug distribution and drug metabolism by the subject. In Phase 2, trials are conducted with groups of patients afflicted by a specific target disease to determine preliminary efficacy, optimal dosages, and dosage tolerance and to gather additional safety data. In Phase 3, large-scale, multicenter comparative trials are conducted with patients afflicted with a specific target disease to provide data for the statistical proof of efficacy and safety as required by the FDA and others. The FDA, the clinical trial sponsor or the investigator may suspend clinical trials at any time if it believes that clinical subjects are being exposed to an unacceptable health risk.

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

Patents and Trade Secrets
-------------------------

Because of the length of time and expense associated with bringing new products through development and the governmental approval process to the marketplace, the pharmaceutical industry has traditionally placed considerable importance on obtaining and maintaining patent protection for significant new technologies, products and processes. This is equally true for emerging biotechnology companies and, as such, the Company has applied, and is applying, for patents for its products and certain aspects of its technologies. As of December 31, 1999, the Company had filed over 200 U.S. patent applications on its own behalf or on behalf of its exclusive licensors. The United States Patent and Trademark Office has issued patents to ICOS for 91 of these applications.

The enforceability of patents issued to biotechnology and pharmaceutical firms is highly uncertain. Federal court decisions indicating legal considerations surrounding the validity of patents in the field are in transition, and there can be no assurance that the historical legal standards surrounding questions of validity will continue to be applied or that current defenses as to issued patents in the field will, in fact, be considered substantial in the future. In addition, there can be no assurance as to the degree and range of protection any patents will afford, whether patents will issue or the extent to which the Company will be successful in not infringing upon patents granted to others. If certain patents issued to others are upheld or if certain patent applications filed by others are issued as patents and are upheld, the Company may be unable to market a product or may be required to obtain a license to do so. ICOS has entered into nonexclusive license agreements, and anticipates entering into additional license agreements in the future, with third parties for technologies that may be useful or necessary for the manufacture or commercialization of the Company's products. The Company believes that such additional licenses will be available on commercially reasonable terms. The Company has initiated discussions with commercial entities which hold United States patents which may be needed for some of the Company's activities. There can be no assurance that such licenses, if required, will be available on acceptable terms, if at all.

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

Human Resources
---------------

As of December 31, 1999, ICOS employed 392 individuals. Approximately 341 ICOS employees are engaged in research or development activities and 51 in general and administrative positions. ICOS considers its employee relations to be good.

Important Factors Regarding Forward-Looking Statements
------------------------------------------------------

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Beside ICOS Corporation, references to the Company in this section also include ICOS Development Corporation, Suncos, Lilly ICOS and the Partnership.

We have not generated revenues from the sale of products, and we may not be able to generate enough product revenues in the future to achieve profitability.

We have not yet completed the development of any products and we do not expect to have any products commercially available for a couple of years. Consequently, we have not generated revenues from the sale of products since we started operations. Our operating expenses increased in 1999 and may increase in subsequent years as we attempt to complete development of our potential products and introduce our potential products into the market. Therefore, even if we do successfully develop products that can be marketed, we will need to generate significant revenues from those products to achieve and maintain profitability. If we do become profitable, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

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

The development of our potential products will require the commitment of substantial financial resources to conduct the time-consuming research, preclinical development and clinical trials necessary to bring our products to market. The Company anticipates that its existing cash, along with interest income from cash investments, anticipated payments from Suncos, Lilly ICOS and the Partnership, and cash flow from other operating activities, will be adequate to satisfy its cash requirements through 2000. We may seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. However, financing may be unavailable when we need it or may be unavailable on acceptable terms. If adequate funds are unavailable, we may be required to delay, scale back or eliminate expenditures for some of our programs or contract with third parties to develop and market our potential products or technologies.

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

Our ability to obtain and maintain successful collaborative participation will depend on a number of factors, including the achievement of research objectives by us and our collaborators and any existing or potential collaborators' financial, competitive, marketing and strategic considerations, such as the relative advantages of alternative products being marketed or developed by others.

We could experience price pressure or reduced demand for our products as a result of inadequate third party reimbursement of the patient costs of our products and the trend toward managed healthcare and government insurance programs.

Our ability to sell products successfully in the future depends in part on the extent to which various third parties are willing to reimburse the patient costs of our products and related treatments. These third parties include government authorities, private health insurers and other organizations, such as health maintenance organizations. Third party payors are increasingly challenging the prices charged for medical products and services. Accordingly, if less costly drugs are available, third party payors may not authorize or may limit reimbursement for our products, even if our products are safer or more effective than the alternatives. In addition, the trend toward managed healthcare and government insurance programs could result in lower prices and reduced demand for our products. Cost containment measures instituted by healthcare providers, including, for example, practice protocols and guidelines for use of products, and general healthcare reform may also affect our ability to sell products in sufficient quantities, or at adequate prices, to become profitable. We cannot predict the effect of future legislation or regulation concerning the healthcare industry and third party coverage and reimbursement on our business.

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

Many entities are engaged in developing pharmaceutical and biotechnological products for human therapeutic applications, including the applications targeted by us. Our competitors include pharmaceutical companies, chemical companies, specialized biotechnology companies, and research and academic institutions. Many of these organizations have substantially more capital, research and development, regulatory, manufacturing, marketing, human and other resources, and experience than we do. As a result, they may be able to adapt more quickly to new technologies, devote greater resources to the promotion or sale of their products, initiate or withstand substantial price competition, or take advantage of acquisition or other opportunities more readily.

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

Item 2. Properties

ICOS leases and/or owns approximately 220,000 square feet of space in five buildings located in Bothell, Washington, a suburb of Seattle. The Company's leases expire from 2002 to February 2004, with options to renew for additional four or five-year periods. The Company's principal administrative offices, research laboratories, and clinical production facility occupy approximately 190,000 square feet. The Company subleases the remaining 30,000 square feet of space. In December 1992, the Company purchased approximately seven acres of undeveloped land adjacent to its leased facilities. This purchase gives the Company the flexibility to expand in its current geographic location. Over the next several years, the Company plans to lease or acquire additional facilities to accommodate the activities and personnel necessary to further develop its products.

Item 3. Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of ICOS' stockholders during the fourth quarter of its fiscal year ended December 31, 1999.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

ICOS Corporation common stock trades on the Nasdaq Stock Market under the symbol ICOS. As of February 29, 2000, there were 2,703 holders of record of common stock, as recorded on the books of the Company's Registrar and Transfer Agent. The Company has never paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. The Company intends to retain future earnings and capital for use in its business. The following table sets forth, for the periods indicated, the high and low sale prices for the common stock as reported by the Nasdaq Stock Market.

         1998              High      Low
         ----            -------- ---------
         First Quarter   $19      $12  1/8
         Second Quarter   24  1/2  13
         Third Quarter    24  2/3  14  5/8
         Fourth Quarter   29  7/8  14  3/4

         1999
         ----
         First Quarter    38  1/8  24  1/4
         Second Quarter   48  1/2  30  1/4
         Third Quarter    42  3/4  24
         Fourth Quarter   34       25  3/16

Item 6. Selected Financial Data

The information set forth below should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and notes thereto included in this Form 10-K.

                                            Year Ended December 31,
                          -------------------------------------------------------------
                             1999         1998        1997         1996         1995
                          ----------   ----------  ----------   ----------   ----------
                                     (in thousands, except per share data)

Statement of Operations
 Data:

Revenue                   $   79,600   $  110,768  $   31,576   $    2,000   $    1,500

Operating expenses           105,800       81,009      45,520       32,566       26,521

Other income (expense)        (6,995)       2,199       1,929        2,071        1,652

Net income (loss)            (33,195)      31,310     (12,015)     (28,495)     (23,369)

Net income (loss) per
 common share - basic          (0.76)        0.78       (0.30)       (0.77)       (0.73)

Net income (loss) per
 common share - diluted        (0.76)        0.67       (0.30)       (0.77)       (0.73)

                                                 December 31,
                          -------------------------------------------------------------
                             1999         1998        1997         1996         1995
                          ----------   ----------  ----------   ----------   ----------
                                                (in thousands)

Balance Sheet Data:

Cash and cash
 equivalents, investment
 securities and interest
 receivable               $   69,254   $   78,065  $   25,773   $   41,820   $   21,376

Working capital               75,035       71,743      24,536       39,575       17,665

Total assets                 112,788      113,347      54,065       58,205       37,735

Stockholders' equity          99,399       98,733      49,872       55,267       33,292

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Risks and Uncertainties

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes included elsewhere in this report. This discussion contains forward-looking statements that are subject to certain risks and uncertainties including, without limitation, statements of the Company's plans, objectives, expectations and intentions. The words "believes," "intends," "anticipates," "plans to," "expects" and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those anticipated or implied by the forward-looking statements discussed here. Factors that could cause or contribute to such differences include those discussed under "Important Factors Regarding Forward-Looking Statements" in Item 1 "Business" above. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Overview
--------

The Company is discovering and developing proprietary pharmaceuticals for the treatment of inflammatory diseases and other serious medical conditions.

The Company's fundamental strategy is to identify and develop a significant number of potential product candidates into breakthrough products with high commercial potential. By understanding the underlying biochemical and physiological mechanisms and identifying the cellular and molecular entities involved in the disease process, the Company is developing biopharmaceutical products that address important opportunities in the treatment of chronic and acute diseases that have inflammatory components as well as certain cardiovascular diseases and cancer. Through this strategy, the Company believes it will be able to develop novel therapeutics that are more selective and efficacious than those presently available.

IC351

During 1999, a global Phase 3 clinical program was initiated and male patients were enrolled into pivotal trials that have continued into 2000. An earlier Phase 2 study evaluated the safety and efficacy of IC351 on-demand in 212 mild to severe male erectile dysfunction patients over an eight-week treatment period. The results were consistent with three other Phase 2 efficacy studies that demonstrated statistically significant changes relative to placebo for the primary endpoints. The IC351 clinical program has expanded to include the enrollment of females into Phase 1 pharmacokinetic studies to evaluate gender comparisons and drug interactions. To date, over twenty Phase 1, 2 and 3 clinical trials have been initiated in male erectile dysfunction.

LeukArrest(TM)

In January 1999, the Company initiated a Phase 3 clinical trial to evaluate the efficacy of LeukArrest(TM) in patients suffering from acute ischemic stroke. Two safety analyses were completed by the end of 1999 and no safety issues were identified from these analyses. An interim efficacy analysis will take place after approximately 360 patients have been enrolled. This trial is designed to treat approximately 800 subjects, using a randomized double-blind, placebo controlled parallel group design. Enrollment in this trial is scheduled to conclude in the fourth quarter of 2000. LeukArrest(TM) was shown to be well tolerated in a Phase 2 randomized double-blind, placebo controlled parallel study in ischemic stroke patients. Data from the Phase 2 study suggest that LeukArrest(TM) improved neurological outcomes, exhibiting a higher treatment response rate than did placebo.

During 1999, the Company completed Phase 2 studies evaluating the safety and efficacy of LeukArrest(TM) in hemorrhagic shock and myocardial infarction and announced the results from a Phase 2 multi-dose multiple sclerosis study. Each trial was a double-blind, placebo controlled study that demonstrated that LeukArrest(TM) was safe and well tolerated. The analyses of the clinical trials with LeukArrest(TM) in myocardial infarction and multiple sclerosis demonstrated no clinical benefit as compared to placebo. The results of these two trials do not support further development of LeukArrest(TM) in these indications. LeukArrest(TM) appeared to inhibit pulmonary and cardiac dysfunction in hemorrhagic shock patients; however, it did not result in a demonstrably improved clinical benefit in this study. At this time, no further study has been planned in hemorrhagic shock.

Pafase(TM)

In 1999, patient enrollment was completed in a Phase 2 clinical trial to evaluate the safety and efficacy of Pafase(TM) in 240 subjects with trauma and severe sepsis who were at risk to develop acute respiratory distress syndrome. Completion of the data analysis is expected in the first half of 2000. Also in 1999, a Phase 2 study, initially begun as a Phase 2/3 study, was initiated with patients suffering from severe acute pancreatitis. The study is evaluating two dose levels of Pafase(TM) in comparison to placebo and is designed to measure safety and efficacy and measure the compound's use to reduce the effects of pancreatitis. A Phase 2 safety and efficacy study was completed in patients at risk to develop acute pancreatitis after ERCP

(endoscopic retrograde cholangiopancreatography). This randomized double-blind, placebo controlled parallel study evaluated two dose levels of Pafase(TM) versus placebo in a single dose setting. The results indicated that the drug was safe and well tolerated, but a treatment effect on the incidence of acute pancreatitis and the need for hospitalization was not statistically significant. The Company does not have plans to pursue Pafase(TM) for post-ERCP pancreatitis at this time.

IC14

In 1999, the Company conducted an early-stage endotoxin-challenge study in 16 healthy volunteers. IC14 prevented a clinical response to a safe dose of bacterial endotoxin. The product candidate blocked the release of pro-inflammatory cytokines by greater than 95% and substantially reduced the development of flu-like symptoms including fever, nausea and myalgia. The Company also completed a Phase 1 safety study in 30 healthy volunteers in 1999 that indicated IC14 was well tolerated at all doses.

Results of Operations
---------------------

Year Ended December 31, 1999, Compared With Year Ended December 31, 1998

Revenue for the year ended December 31, 1999, totaled $79.6 million compared to $110.8 million for the year ended December 31, 1998. Current year revenue included $15.0 million in license fees from Lilly ICOS LLC ("Lilly ICOS") as a result of the initiation of a global Phase 3 clinical trial for IC351. The Company may receive future license fee payments from Lilly ICOS based on the progression of IC351 through development. Revenue for 1999 also included cost reimbursement of $25.1 million from Suncos Corporation ("Suncos"), $19.1 million from ICOS Clinical Partners L.P. ("the Partnership"), $19.9 million from Lilly ICOS and $0.5 million received under the Company's research and development agreement with Abbott Laboratories ("Abbott"). Revenue for the year ended December 31, 1998, was comprised of a $75.0 million license fee payment upon the formation of the Company's joint venture with Eli Lilly and Company ("Lilly") as well as cost reimbursement of $14.9 million from Suncos, $15.1 million from the Partnership, $3.8 million from Lilly ICOS, and $2.0 million received under the Company's research and development agreement with Abbott. The increase in cost reimbursement revenue in 1999 compared to 1998 was primarily the result of the progression of the Company's clinical trial and development activities during the current year.

Total operating expenses for 1999 increased 31% to $105.8 million from $81.0 million in 1998. Research and development expense increased 31% to $100.5 million in 1999 from $77.0 million in 1998. The increase in research and development expense was primarily related to the progression of clinical trials for IC351, LeukArrest(TM), Pafase(TM), and IC14 as well as the expansion of other product development efforts. General and administrative expenses increased 30% to $5.3 million in 1999 from $4.0 million in 1998 reflecting the addition of management and administrative personnel to support the Company's product development activities and costs incurred to register the Series B warrants issued pursuant to the Company's agreement with the Partnership.

During 1999, the Company recognized $12.0 million in losses related to its equity interests in Suncos and the Partnership compared to $0.2 million in 1998. In 1999, the Company made an equity investment in Suncos of $15.0 million and recorded approximately $11.8 million as its share of Suncos' current year net loss. Prior to 1999, the Company's equity investment in Suncos had a zero basis for financial reporting purposes, and, accordingly, no loss was recognized. The Company's investment in Lilly ICOS had a zero basis for financial reporting purposes at December 31, 1999. The Company will not report its share of Lilly ICOS' results of operations until such time, if ever, that the Company makes capital contributions to Lilly ICOS and recognizes a cost basis related to the joint venture. Equity interests in affiliate net losses are primarily related to the continued progression of the Company's clinical trial activity.

Investment income for 1999 increased $1.9 million to $4.3 million compared with $2.4 million in 1998. The increase was attributable to higher average cash available for investment in 1999 compared to the prior year.

As a result of the above, the Company reported a net loss of $33.2 million, or $0.76 per share, for the year ended December 31, 1999, compared to net income of $31.3 million, or $0.67 per share, for the year ended December 31, 1998.

Year Ended December 31, 1998, Compared With Year Ended December 31, 1997

Revenue for the year ended December 31, 1998, totaled $110.8 million compared to $31.6 million for the year ended December 31, 1997. Revenue for 1998 included a license fee payment of $75.0 million upon formation of the Lilly ICOS joint venture in addition to cost reimbursement of $14.9 million from Suncos, $15.1 million from the Partnership, $3.8 million from Lilly ICOS, and $2.0 million received under the Company's research and development agreement with Abbott. Revenue for the year ended December 31, 1997, totaled $31.6 million and consisted of $18.4 million from the

Partnership, $11.2 million in cost reimbursement revenue from Suncos, and $2.0 million received under the Company's agreement with Abbott. The revenue from the Partnership in 1997 included both a one-time license fee and reimbursement for development costs incurred by the Company on behalf of the Partnership. The increase in cost reimbursement revenue in 1998 compared to 1997 was primarily due to the progression of the Company's clinical trial and development activities.

Total operating expenses for 1998 increased 78% to $81.0 million from $45.5 million in 1997. Research and development expense increased 80% to $77.0 million in 1998 from $42.8 million in 1997. The increase in research and development expense was due primarily to costs related to the progression of clinical trials for IC351, LeukArrest(TM), Pafase(TM), ICM3, the commencement of clinical trials for IC14, and the expansion of other product development efforts. General and administrative expenses increased 47% to $4.0 million in 1998 from $2.7 million in 1997 due primarily to the addition of personnel to support research and development activities and costs related to the establishment of the joint venture with Lilly.

Investment income for 1998 was $2.4 million compared with $2.2 million in 1997.

A provision for Federal income taxes of $0.6 million was recorded in 1998 for alternative minimum tax on the Company's earnings.

As a result of the above, the Company reported net income of $31.3 million, or $0.67 per share, for the year ended December 31, 1998, compared to a net loss of $12.0 million, or $0.30 per share, for the year ended December 31, 1997.

The Company's results of operations may vary significantly from period to period and will depend, among other factors, on the timing of certain expenses, payments received on certain research collaborations, and the progress of the Company's research and development efforts. The Company may experience significant fluctuations in both cost reimbursement revenue and license fee revenue from one period to the next. Due to the nature of the Company's collaborative agreements, cost reimbursement revenue is largely dependent upon the continued progression of clinical trial and development activities. Cost reimbursement revenue includes revenue recognized pursuant to the Company's Product Development Agreement ("the Agreement") with the Partnership. Proceeds received under the Agreement are apportioned between collaborative research and development revenue from related parties and additional paid-in-capital. The amount recognized as revenue under the Agreement is based upon a relationship between costs incurred and available funding. As of December 31, 1999, there remained approximately $11 million available to be recognized as revenue under the Agreement through March 31, 2001. License fee revenue may be tied to the achievement of certain research and development objectives or milestones and may also depend upon the success of the Company's clinical trial and development efforts.

The Company's operating expenses may continue to increase during 2000 and subsequent years as it adds the personnel and facilities associated with advancing potential product candidates through development and clinical trials and prepares for the commercial launch of its potential products. Foreseeable incremental expenses may include, but are not limited to, those associated with the Company's own pre-marketing activities, product development, preclinical studies and clinical trials, patent filings and administrative activities. The Company may also incur costs and make capital contributions under its joint venture agreements with Suntory and Lilly related to the development of Pafase(TM) and IC351, respectively. Some of these expenses are to be reimbursed by Suncos, the Partnership or Lilly ICOS and are recognized as revenue from collaborative research and development from related parties in the Company's Consolidated Statements of Operations. In addition, the clinical and development activities of the Company's equity affiliates are not entirely within the Company's control. Significant changes in affiliate activities could be cause for fluctuations in the Company's share of affiliate losses from period to period.

Liquidity and Capital Resources
-------------------------------

At December 31, 1999, the Company had $69.3 million in cash and cash equivalents, investment securities and interest receivable compared to $78.1 million at December 31, 1998.

The Company used $22.2 million in cash for operating activities in 1999 compared to generating $39.8 million in cash from operating activities in 1998. In 1998, the Company received a license fee payment of $75.0 million in connection with the formation of the Lilly ICOS joint venture, which had a favorable effect on that period's operating cash flow. During 1999, the Company received $15.0 million in additional license fees from the Lilly ICOS joint venture. Excluding the license fees noted above, the Company's operating cash outflow increased by approximately $2.0 million to $37.2 million used in operating activities during 1999 as compared to $35.2 million during 1998. The primary operating uses of cash in both periods relate to the Company's clinical trial activity and the expansion of certain research and development programs.

During 1999, the Company used $68.2 million in cash for investing activities compared to generating $10.6 million from investing activities in 1998. Significant investing activities during 1999 included a $47.3 million net increase in the Company's short-term investment portfolio and $15.2 million in equity contributions to Suncos and the Partnership. In addition, the Company invested $6.0 million in property, plant and equipment in support of its research and development efforts in 1999 as compared to $5.3 million in 1998. At December 31, 1999, the Company held a $7.3 million interest-bearing note with full recourse to the Partnership. Management anticipates that the loan will be paid in full when it matures on June 1, 2000.

The Company generated $33.7 million in cash from financing activities in 1999 compared to $17.8 million in 1998. During 1999, the Company received $22.9 million from the exercise of warrants associated with the formation of the Partnership compared to $12.3 million in 1998. Other significant sources of cash in 1999 included the receipt of approximately $6.9 million related to stock option exercises and $3.8 million in equity payments received from the Partnership. At December 31, 1999, warrants to purchase approximately 11.4 million shares were outstanding at a weighted-average exercise price of $38.00 per share. Proceeds upon receipt of warrant exercises are largely uncertain, and there can be no assurance that such funds will be available to the Company in future periods.

The Company's future cash requirements will depend on many factors, including continued scientific progress in its research and development programs, the results of clinical trials and preclinical studies, acquisitions of products or technology, if any, relationships with corporate collaborators, competing technological and market developments, the time and costs involved in filing and prosecuting patents and enforcing patent claims, the regulatory process, the time and costs of manufacturing scale-up and commercialization activities and other factors. The amounts and timing of expenditures will depend on the progress of ongoing research and development, the rate at which operating losses are incurred, the execution of development and licensing agreements with potential corporate partners, the Company's development of products, the Food and Drug Administration regulatory process, and other factors, many of which are beyond the Company's control.

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

The Company anticipates that its existing cash, along with interest income from cash investments, anticipated payments from Suncos, Lilly ICOS and the Partnership, and cash flow from other operating activities, will be adequate to satisfy its cash requirements through 2000. However, going forward the Company intends to expand its operations and hire the additional personnel necessary to continue development of its current portfolio of product candidates in clinical trials, as well as continue discovery and preclinical research to identify additional potential drug candidates. The Company anticipates that expansion of these activities will increase operating expenses in future periods beyond 2000. Further, incremental expenditures will be required for additional laboratory, production, and office facilities to accommodate activities and the personnel associated with this increased development effort. The Company will need to raise additional funds in order to continue to conduct the research and development activities, preclinical studies, clinical trials and pre-marketing activities necessary to bring its product candidates to market and to establish marketing capabilities if and when a product candidate is ready for commercialization.

Year 2000
---------

The Company completed its Year 2000 remediation plan by the end of 1999, and has not experienced any significant disruptions to its financial or operating activities caused by failure of its computerized systems resulting from Year 2000 issues. Furthermore, the Company has no information that indicates a significant vendor or service provider has experienced any significant disruptions to their financial or operating activities such that they would be unable to provide goods or services to the Company.

New Accounting Bulletin
-----------------------

The United States Securities and Exchange Commission recently issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which the Company intends to adopt in its first fiscal quarter in 2000. The interpretation of SAB No. 101 is currently uncertain as it relates to biotechnology companies and, consequently, the impact on the Company's financial statements is unknown. The Company is in the process of determining the potential impact on its financial statements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

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

Item 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Financial Statements                                         Page in Form 10-K
     ---------------------------------                                         -----------------
     Independent Auditors' Report                                                            21

     Consolidated Balance Sheets at December 31, 1999 and 1998                               22

     Consolidated Statements of Operations for the Years Ended
      December 31, 1999, 1998, and 1997                                                      23

     Consolidated Statements of Stockholders' Equity for the Years Ended
      December 31, 1999, 1998, and 1997                                                      24

     Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1999, 1998, and 1997                                                      25

     Notes to Consolidated Financial Statements                                           26-36

All consolidated financial statement schedules have been omitted since the information is not required or because the information required is included in the consolidated financial statements or the notes thereto.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
ICOS Corporation:

We have audited the accompanying consolidated balance sheets of ICOS Corporation and subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICOS Corporation and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ KPMG LLP

Seattle, Washington
January 21, 2000

                                ICOS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         (in thousands)
                                                       -------------------
                                                          December 31,
                                                       -------------------
                                                         1999       1998
                                                       ---------  --------
Current assets:
 Cash and cash equivalents                             $  12,885  $ 69,584
 Investment securities, at market value                   55,349     8,090
 Interest receivable                                       1,020       391
 Receivables from related parties under collaborative
  arrangements                                             9,780     7,524
 Loan receivable from related party                        7,341         -
 Other receivables                                           454       267
 Prepaid expenses                                          1,595       501
                                                       ---------  --------
 Total current assets                                     88,424    86,357
Net property and equipment, at cost                       21,042    19,576
Loan receivable from related party                             -     7,341
Investments in affiliates, at equity                       3,241        64
Other assets                                                  81         9
                                                       ---------  --------
                                                       $ 112,788  $113,347
                                                       =========  ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                      $   4,854  $  6,080
 Accrued payroll and benefits                              3,565     1,005
 Accrued clinical expenses                                 3,409     5,686
 Other accrued expenses                                    1,561     1,195
 Federal income taxes payable                                  -       648
                                                       ---------  --------
 Total current liabilities                                13,389    14,614
Stockholders' equity:
 Preferred Stock, $.01 par value. Authorized 2,000,000
  shares; none issued                                          -         -
 Common Stock, $.01 par value. Authorized 100,000,000
  shares; issued and outstanding 44,759,052 at
  December 31, 1999 and 41,482,043 at December 31,
  1998                                                       448       415
 Additional paid-in capital                              223,477   189,436
 Accumulated other comprehensive loss                       (216)       (3)
 Accumulated deficit                                    (124,310)  (91,115)
                                                       ---------  --------
 Total stockholders' equity                               99,399    98,733
                                                       ---------  --------
                                                       $ 112,788  $113,347
                                                       =========  ========


          See accompanying notes to consolidated financial statements.

                                ICOS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              (in thousands, except per
                                                     share data)
                                              ---------------------------
                                               Year Ended December 31,
                                              ---------------------------
                                                1999     1998      1997
                                              --------  -------  --------
Revenue:
 Collaborative research and development from
  related parties                             $ 64,100  $33,758  $ 21,076
 License of technology to related parties       15,000   75,000     8,500
 Other                                             500    2,010     2,000
                                              --------  -------  --------
 Total revenue                                  79,600  110,768    31,576
Operating expenses:
 Research and development                      100,541   76,978    42,783
 General and administrative                      5,259    4,031     2,737
                                              --------  -------  --------
 Total operating expenses                      105,800   81,009    45,520
                                              --------  -------  --------
 Operating income (loss)                       (26,200)  29,759   (13,944)
                                              --------  -------  --------
Other income (expense):
 Equity in losses of affiliates                (12,042)    (191)     (226)
 Investment income                               4,292    2,369     2,164
 Other, net                                        755       21        (9)
                                              --------  -------  --------
 Net other income (expense)                     (6,995)   2,199     1,929
                                              --------  -------  --------
 Net income (loss) before income taxes         (33,195)  31,958   (12,015)
Income taxes - current                               -      648         -
                                              --------  -------  --------
 Net income (loss)                            $(33,195) $31,310  $(12,015)
                                              ========  =======  ========
Net income (loss) per common share - basic    $  (0.76) $  0.78  $  (0.30)
                                              ========  =======  ========
Net income (loss) per common share - diluted  $  (0.76) $  0.67  $  (0.30)
                                              ========  =======  ========
Weighted average common shares outstanding -
  basic                                         43,449   40,139    39,595
                                              ========  =======  ========
Weighted average common shares outstanding -
  diluted                                       43,449   46,849    39,595
                                              ========  =======  ========


          See accompanying notes to consolidated financial statements.

                                ICOS CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               (in thousands)
                          ---------------------------------------------------------
                                             Accumulated
                                 Additional     other                     Total
                          Common  paid-in   comprehensive Accumulated stockholders'
                          Stock   capital   income (loss)   deficit      equity
                          ------ ---------- ------------- ----------- -------------
 Balances at December
  31, 1996                 $394   $165,273      $  10      $(110,410)    $55,267
 Comprehensive income
  (loss):
  Net loss                    -          -          -        (12,015)    (12,015)
  Unrealized gains on
   investment
   securities:
  Unrealized holding
   gains arising during
   the year                                        13              -          13
  Less: reclassification
   adjustment for gains
   included in net loss                            (4)             -          (4)
                                                -----      ---------     -------
  Total comprehensive
   income (loss)                                    9        (12,015)    (12,006)
 Issuance of 467,661
  shares of Common Stock
  from exercise of
  options                     5      2,525          -              -       2,530
 Value of warrants
  issued to ICOS
  Clinical Partners,
  L.P.                        -      4,081          -              -       4,081
-----------------------------------------------------------------------------------
 Balances at December
  31, 1997                  399    171,879         19       (122,425)     49,872
 Comprehensive income
  (loss):
  Net income                  -          -          -         31,310      31,310
  Unrealized gains on
   investment
   securities:
  Unrealized holding
   gains arising during
   the year                                         6              -           6
  Less: reclassification
   adjustment for gains
   included in net
   income                                         (28)             -         (28)
                                                -----      ---------     -------
  Total comprehensive
   income (loss)                                  (22)        31,310      31,288
 Issuance of 292,429
  shares of Common Stock
  from exercise of
  options                     3      1,950          -              -       1,953
 Issuance of 1,304,200
  shares of Common Stock
  from exercise of
  warrants                   13     12,260          -              -      12,273
 Value of warrants
  issued to ICOS
  Clinical Partners,
  L.P.                        -      3,347          -              -       3,347
-----------------------------------------------------------------------------------
 Balances at December
  31, 1998                  415    189,436         (3)       (91,115)     98,733
 Comprehensive loss:
  Net loss                    -          -          -        (33,195)    (33,195)
  Unrealized losses on
   investment
   securities:
  Unrealized holding
   losses arising during
   the year                                      (216)             -        (216)
  Less: reclassification
   adjustment for losses
   included in net loss                             3              -           3
                                                -----      ---------     -------
  Total comprehensive
   loss                                          (213)       (33,195)    (33,408)
 Issuance of 860,909
  shares of Common Stock
  from exercise of
  options                     9      6,953          -              -       6,962
 Issuance of 2,416,100
  shares of Common Stock
  from exercise of
  warrants                   24     22,839          -              -      22,863
 Value of warrants
  issued to ICOS
  Clinical Partners,
  L.P.                        -      4,249          -              -       4,249
-----------------------------------------------------------------------------------
 Balances at December
  31, 1999                 $448   $223,477      $(216)     $(124,310)    $99,399
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------



          See accompanying notes to consolidated financial statements.

                                ICOS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        (in thousands)
                                                  ----------------------------
                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
   Cash flows from operating activities:
    Net income (loss)                             $(33,195) $ 31,310  $(12,015)
    Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating
     activities:
     Depreciation and amortization                   4,539     3,459     3,678
     Amortization of investment
      premiums/discounts                              (516)     (320)     (570)
     (Gain) loss on sale of investment
      securities                                        14       (28)       (4)
     Equity in losses of affiliates                 12,042       191       226
     Change in operating assets and liabilities:
      Interest receivable                             (629)      133      (375)
      Receivables from related parties under
       collaborative arrangements                   (1,855)   (5,435)   (2,089)
      Other receivables                               (187)      (90)      (84)
      Prepaid expenses                              (1,094)        8        91
      Accounts payable                              (1,226)    3,888     1,008
      Accrued payroll, benefits and other
       accrued expenses                               (647)    7,352        76
      Federal income taxes payable                     648      (648)        -
     Other                                             (66)        -         -
                                                  --------  --------  --------
       Net cash provided by (used in) operating
        activities                                 (22,172)   39,820   (10,058)
                                                  --------  --------  --------
   Cash flows from investing activities:
    Purchases of investment securities             (80,844)  (17,421)  (41,644)
    Maturities of investment securities             24,908     7,000    31,978
    Sales of investment securities                   8,966    26,502    25,916
    Acquisitions of property and equipment          (6,011)   (5,256)   (5,830)
    Loan receivable from related party                   -         -    (7,341)
    Equity investments in affiliates               (15,219)     (218)     (197)
    Other                                                -        (1)       (9)
                                                  --------  --------  --------
       Net cash provided by (used in) investing
        activities                                 (68,200)   10,606     2,873
                                                  --------  --------  --------
   Cash flows from financing activities:
    Proceeds from exercise of stock options and
     warrants                                       29,825    14,226     2,530
    Proceeds from issuance of warrants               3,848     3,528     3,900
                                                  --------  --------  --------
       Net cash provided by financing activities    33,673    17,754     6,430
                                                  --------  --------  --------
       Net increase (decrease) in cash and cash
        equivalents                                (56,699)   68,180      (755)
   Cash and cash equivalents at beginning of
    year                                            69,584     1,404     2,159
                                                  --------  --------  --------
   Cash and cash equivalents at end of year       $ 12,885  $ 69,584  $  1,404
                                                  ========  ========  ========
   Supplemental disclosure concerning cash flow
    information:
    Acquisition of property and equipment
     financed through accounts payable            $      -  $      -  $    171
    Receivable for issuance of warrants                401         -       181
    Cash paid during the year for income taxes         648         -         -
                                                  ========  ========  ========

          See accompanying notes to consolidated financial statements.

                               ICOS CORPORATION
                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 1998
      (dollars in thousands, except per share data or as otherwise noted)

(1) Summary of Significant Accounting Policies

     (a)  Nature of Operations

          ICOS Corporation and subsidiary (the "Company") is discovering and developing new pharmaceutical candidates by seeking points of intervention in the inflammatory process that may lead to more specific and efficacious drugs. The Company's research and drug development programs involve both chronic and acute conditions.

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

     (d)  Financial Instruments

          The Company's financial instruments consist of cash and cash equivalents, short-term investments, accounts payable and a note receivable from a related party. The Company's cash and cash equivalents and short-term investments are diversified among security types and issuers, and approximate fair value. The Company's other financial instruments are short-term and/or have little or no risk and therefore are considered to have fair value equal to book value. The Company does not have derivative financial instruments in its investment portfolio.

     (e)  Cash and Cash Equivalents

          All highly liquid short-term investments purchased with a maturity of three months or less are considered to be cash equivalents. Investments in cash and cash equivalents consist primarily of investments in money market accounts and corporate debt securities.

     (f)  Investment Securities

          The Company's investment securities are classified as available-for-sale and carried at market value, based on quoted market prices, with unrealized gains and losses excluded from results of operations and reported as a component of total comprehensive income (loss) in the Consolidated Statements of Stockholders' Equity. Gross realized gains and losses on sales of investment securities are determined on the specific identification method and included in investment income.

     (g)  Property and Equipment

          Property and equipment are stated at cost. Significant additions and improvements to property and equipment are capitalized. Maintenance and repair costs are expensed as incurred. Depreciation of furniture and equipment is provided on the straight-line method over the assets' estimated useful lives of three to five years. The Company owns one building which is being depreciated over its estimated remaining economic life of ten years. Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease. Building improvements are amortized over the shorter of their useful lives or the remaining economic life of the building.

     (h)  Investments in Affiliates

          Investments in ICOS Clinical Partners, L.P. ("the Partnership"), Suncos Corporation ("Suncos") and Lilly ICOS LLC ("Lilly ICOS") are accounted for using the equity method. Accordingly, the investments are recorded at cost, adjusted for the Company's share of income or losses of the entities.

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

     (k)  Income Taxes

          Income taxes are accounted for using the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and loss carryforwards and tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

     (l)  Net Income (Loss) Per Common Share

          Basic net income (loss) per common share is based on the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is based on the potential dilution that would occur on exercise or conversion of securities into common stock using the treasury stock method. Common shares that are considered to be antidilutive are excluded from the computation of diluted net income (loss) per common share. Securities included in the Company's calculation of diluted net income (loss) per common share include outstanding stock options, stock warrants and contingently issuable stock warrants.

     (m)  Stock Based Compensation

          The Company applies the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock option grants. Accordingly, the Company does not recognize compensation expense for fixed options granted to employees with an exercise price equal to or in excess of the fair value of common shares at the date of grant. The Company has provided pro forma net income (loss) and pro forma net income (loss) per share disclosures as if compensation cost had been determined based on the method defined in Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation.

     (n)  Operating Segments

          The Company's operations are confined to one operating segment, the discovery and development of proprietary pharmaceuticals for the treatment of inflammatory diseases and other serious medical conditions.

     (o)  New Accounting Bulletin

          The United States Securities and Exchange Commission recently issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which the Company intends to adopt in its first fiscal quarter in 2000. The interpretation of SAB No. 101 is currently uncertain as it relates to biotechnology companies and consequently, the impact on the Company's financial statements is unknown. The Company is in the process of determining the potential impact on its financial statements.

     (p)  Reclassifications

          Certain amounts reported in previous years have been reclassified to conform to the 1999 presentation.

(2) Financing

    The Company anticipates that its existing cash, along with interest income from cash investments, anticipated payments from Suncos, Lilly ICOS and the Partnership, and cash flow from other operating activities, will be sufficient to fund its cash requirements through 2000. However, the amounts and timing of expenditures will depend on the progress of ongoing research and development, the rate at which operating losses are incurred, the execution of development and licensing agreements with potential corporate partners, the Company's development of products, the Food and Drug Administration regulatory process, and other factors, many of which are beyond the Company's control. The Company's existing capital resources and collaborative arrangements will not be sufficient to fund the Company's operations through commercialization of its first product. Accordingly, the Company will need to raise substantial additional funds for its programs. The Company is currently evaluating several financing alternatives, some of which may involve the sale of additional equity, commencement of additional corporate partnerships and other methods of raising capital from public, private, and corporate sources. The Company anticipates completion of one or more of these financing events during 2000.

(3) Investment Securities

  The following table summarizes the Company's investment securities at December 31, 1999 and 1998:

                                             Gross      Gross
                                           unrealized unrealized
                              Market value   gains      losses   Amortized cost
                              ------------ ---------- ---------- --------------
   December 31, 1999:
   Corporate debt securities    $47,929       $11        $145       $48,063
   U.S. government agency
    mortgage-backed
    securities                    7,420         -          82         7,502
                                -------       ---        ----       -------
     Total                      $55,349       $11        $227       $55,565
                                =======       ===        ====       =======

   December 31, 1998:
   Corporate debt securities    $ 8,090       $ -        $  3       $ 8,093
                                =======       ===        ====       =======

  Amortized cost and estimated market value of debt securities at December 31, 1999, by contractual maturity, are shown below:

                         Market value Amortized cost
                         ------------ --------------
       Maturing within:
       ---------------
       1 year              $44,786       $44,874
       2 years             $10,563       $10,691

  Actual maturities may be different from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

  Investment income includes interest of $4.3 million, $2.3 million and $2.2 million earned on investments for 1999, 1998 and 1997, respectively, and capital gains (losses) of $(14), $28 and $4 for 1999, 1998 and 1997, respectively.

(4)  Receivables from Related Parties Under Collaborative Arrangements

                               December 31,
                               -------------

                                1999   1998
                               -------------
     Due from Suncos           $1,894 $3,522
     Due from the Partnership   2,215      -
     Due from Lilly ICOS        5,649  3,795
     Other                         22    207
                               ------ ------
                               $9,780 $7,524
                               ====== ======

(5) Net Property and Equipment, at Cost

                                                      December 31,
                                                     ----------------

                                                      1999     1998
                                                     ----------------
     Land                                            $ 2,310  $ 2,310
     Buildings and improvements                       10,057    9,461
     Leasehold improvements                            9,820    9,805
     Furniture and equipment                          23,641   18,865
                                                     -------  -------
                                                      45,828   40,441
     Less accumulated depreciation and amortization  (24,889) (21,135)
                                                     -------  -------
                                                      20,939   19,306
     Construction in progress                            103      270
                                                     -------  -------
                                                     $21,042  $19,576
                                                     =======  =======

(6) Accrued Payroll and Benefits

                                              December 31,
                                              -------------

                                               1999   1998
                                              -------------
     Accrued vacation and other compensation  $1,214 $  901
     Accrued payroll taxes                     2,014     16
     Other                                       337     88
                                              ------ ------
                                              $3,565 $1,005
                                              ====== ======

(7) Leases

  The Company leases certain property and equipment under noncancellable operating leases that expire through 2004. Many of the Company's leases contain renewal options and clauses for escalations of rent and payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

  Total rent expense was $3.4 million, $1.6 million and $1.6 million for 1999, 1998 and 1997, respectively.

  Future minimum lease payments under noncancellable operating leases, excluding provision for annual increases tied to the consumer price index, are as follows:

             2000                          $ 3,095
             2001                            3,154
             2002                            2,822
             2003                            2,265
             2004                              189
                                           -------
             Total minimum lease payments  $11,525
                                           =======

  During 1999, the Company began subleasing certain property to others under short-term operating leases expiring in 2001 and 2002, with options to extend the leases through 2003 and 2004. Total rent expense presented above has not been reduced by sublease income totaling $682 in 1999. Similarly, minimum lease payments indicated above do not reflect minimum rentals of $1,348 due in the future under noncancellable subleases.

(8) Federal Income Taxes

  Income tax expense (benefit) on income (loss) before income taxes differs from the amount of income tax expense (benefit) as computed by applying the U.S. federal income tax rate to pre-tax income (loss) as a result of the following:

                                                      1999     1998     1997
                                                      ----     ----     ----
     Estimated federal income tax expense
      (benefit)                                   $(11,286) $10,866  $(4,085)
     Value of warrants issued to the Partnership     1,445    1,139    1,345
     Research and experimentation tax credit
      carryforwards                                   (843)  (1,271)    (710)
     Change in valuation allowance excluding
      intraperiod items                             10,646  (10,182)   3,297
     Other                                              38       96      153
                                                  --------  -------  -------
                                                  $      -  $   648  $     -
                                                  ========  =======  =======

  Temporary differences and carryforwards which give rise to deferred tax assets are comprised of the following:

                                                              December 31,
                                                            ------------------

                                                              1999      1998
                                                            ------------------
     Depreciation                                           $  4,272  $  3,488
     Net operating loss carryforwards                         42,262    26,888
     Research and experimentation tax credit carryforwards     6,364     5,194
     Alternative minimum tax credit carryforward                 612       648
     Other                                                       185     1,142
                                                            --------  --------
     Gross deferred tax assets                                53,695    37,360
     Valuation allowance                                     (52,589)  (37,360)
                                                            --------  --------
     Net deferred tax assets                                   1,106         -
     Deferred tax liability - Investment in Lilly ICOS        (1,106)        -
                                                            --------  --------
                                                            $      -  $      -
                                                            ========  ========

  The (decrease) and increases in the valuation allowance for deferred tax assets of $15.2 million, $(9.2) million and $4.2 million, in 1999, 1998 and 1997, respectively, are attributable primarily to the ability or inability to utilize net operating loss carryforwards.

  At December 31, 1999, the Company has net operating loss carryforwards available to offset future taxable income as follows:

            Year of
           Expiration
           ----------

              2009      $  5,060
              2010        21,507
              2011        21,039
              2012        26,774
              2013         7,688
              2018           359
              2019        41,873
                        --------
                        $124,300
                        ========

  Approximately $21.7 million of the net operating loss carryforwards as of December 31, 1999, results from stock option deductions, the realization of which would result in a credit to stockholders' equity. At December 31, 1999, the Company also had available approximately $6.4 million of research and experimentation tax credit carryforwards to offset future tax liabilities. These credits expire from 2009 to 2019.

  Under provisions of the Internal Revenue Code of 1986, as amended, utilization of the Company's net operating loss carryforwards may be subject to limitation if it should be determined that a greater than 50% ownership change were to occur in the future.

(9)  Preferred Stock

     The Company has the authority to issue up to 2.0 million shares of preferred stock in one or more series. The Company's Board of Directors has the authority to fix the powers, designations, preferences, and relative participating, optional, or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences, and the number of shares constituting any series, without any further vote or action by the Company's stockholders. The issuance of preferred stock in certain circumstances may have the effect of delaying or preventing a change in control of the Company. Such issuance with voting and conversion rights may adversely affect the voting power of the common stock holders. The Company has no shares of preferred stock outstanding. In the future, the Company may issue preferred stock as part of its overall financing strategy.

(10) Common Stock Transactions

  (a) Stock Option Plan

      Effective May 6, 1999 (the "Effective Date"), the Company adopted the 1999 Stock Option Plan (the "Plan"), under which 5.0 million shares of common stock have been reserved for grant to various executive, scientific, and administrative personnel of the Company as well as nonemployee directors. The Plan replaces the Company's 1989 Stock Option Plan and its 1991 Stock Option Plan for Nonemployee Directors (the "Prior Plans"). Any options that are authorized but not issued or outstanding on the Effective Date under the Prior Plans, and any options that are outstanding on the Effective Date under the Prior Plans that are later cancelled or forfeited, will no longer be available for issuance under the Prior Plans. However, such options will become available for issuance under the Plan up to an aggregate of 7,412,048 additional shares.

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

      For nonemployee directors, the Plan provides for an initial grant and automatic annual grants thereafter to each nonemployee director of a number of nonqualified stock options determined by dividing $170,000 by the market price of the common stock on the grant date. The exercise price of the options will be the closing market price of the common stock on the grant date. Initial options granted to nonemployee directors under the Plan become exercisable 50% after the director has served for one year from the date of initial election to the Board and 100% after two years. Automatic annual grants are fully vested on the grant date. The options have a term of ten years but cannot be exercised later than two years after termination of service as a director.

A summary of stock options under the Plan is presented below (shares stated in thousands). Plan activities prior to the Effective Date include the activities of Prior Plans.

                                        Stock options
                                         outstanding
                                   ------------------------
                                               Weighted-
                                                average
                                   Number of exercise price
                                    shares     per share
                                   --------- --------------
     Balance at December 31, 1996    4,689       $ 6.63
     Options granted                 1,331         9.06
     Cancellations                    (156)        8.23
     Options exercised                (418)        5.78
                                     -----       ------
     Balance at December 31, 1997    5,446         7.25
     Options granted                 1,377        17.19
     Cancellations                     (81)       12.77
     Options exercised                (292)        6.58
                                     -----       ------
     Balance at December 31, 1998    6,450         9.33
     Options granted                 2,514        37.60
     Cancellations                     (90)       19.50
     Options exercised                (861)        8.07
                                     -----       ------
     Balance at December 31, 1999    8,013       $18.22
                                     =====       ======

At December 31, 1999, 3.5 million shares remained reserved and available for grant under the Plan.

The following table summarizes information about stock options outstanding under the Plan at December 31, 1999 (shares stated in thousands):

                                  Options outstanding                   Options exercisable
                                  -------------------                --------------------------
                                   Weighted-average     Weighted-                  Weighted-
        Range of                       remaining         average                    average
        exercise        Number      contractual life  exercise price   Number    exercise price
         prices       outstanding      (in years)       per share    exercisable   per share
        --------      ----------- ------------------- -------------- ----------- --------------
     $ 3.00 - $ 5.00       843           4.68             $ 4.27          843        $ 4.27
       5.13 -   6.00       821           3.92               5.82          821          5.82
       6.13 -   8.25     1,542           5.60               7.56        1,410          7.54
       8.38 -  13.94     1,075           6.22              10.14          800         10.09
      14.25 -  19.00     1,123           7.81              16.83          594         16.61
      19.25 -  40.75     1,116           9.15              28.78          316         28.77
      42.88 -  44.50     1,493           9.46              42.88          149         42.88
    -------------------------------------------------------------------------------------------

     $ 3.00 - $44.50     8,013           6.94             $18.22        4,933        $10.62

    The Company applies APB Opinion No. 25 in accounting for its plans resulting in no compensation cost being recognized related to its stock options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been adjusted to the pro forma amounts indicated below:

                                              1999     1998     1997
                                            --------  ------- --------
     Net income (loss)
       As reported                          $(33,195) $31,310 $(12,015)
       Pro forma                             (47,705)  24,735  (15,305)
     Net income (loss) per share - basic
       As reported                          $  (0.76) $  0.78 $  (0.30)
       Pro forma                               (1.10)    0.62    (0.39)
     Net income (loss) per share - diluted
       As reported                          $  (0.76) $  0.67 $  (0.30)
       Pro forma                               (1.10)    0.53    (0.39)

    The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997, was $22.29, $10.23 and $4.52, respectively, on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

                              1999  1998  1997
                              ----  ----  ----
     Expected dividend yield   0.0%  0.0%  0.0%
     Risk-free interest rate   5.8%  5.4%  6.3%
     Expected volatility      66.0% 70.5% 42.0%
     Expected life in years    6.5   4.4   6.0

  (b) Other Stock Options

      Outside of the Plan, the Company granted stock options to one investor in June 1990 to purchase 50,000 shares of common stock at $3.00 per share. During 1997, all of these options were exercised.

  (c) Warrants Outstanding

      In connection with the Partnership's sale of limited partnership units, the Company issued, on June 5, 1997, and August 15, 1997, Series A warrants to purchase an aggregate of 5.6 million and 2.0 million shares, respectively, of the Company's common stock at exercise prices of $9.13 and $10.35 per share, respectively. The Series A warrants are exercisable from October 1, 1998 through May 31, 2002. The Company also issued, on June 30, 1999, Series B warrants to purchase an aggregate of 7.6 million shares of the Company's common stock at an exercise price of $52.49 per share. The Series B warrants are exercisable from July 31, 1999 through June 30, 2004.

      During 1999, warrants to purchase 2.4 million shares were exercised at a weighted-average exercise price of $9.51 per share. At December 31, 1999, warrants to purchase 11.4 million shares were outstanding at a weighted-average exercise price of $38.00 per share. During 1998, warrants to purchase
    1.3 million shares were exercised at a weighted-average exercise price of $9.41 per share. At December 31, 1998, warrants to purchase 6.2 million shares were outstanding at a weighted-average exercise price of $9.46 per share.

    The warrants issued in connection with the Partnership have been valued using the Black-Scholes option pricing model. Accordingly, payments received by the Company from the Partnership are apportioned between collaborative research and development revenues from related parties and additional paid-in capital.

(11) Net Income (Loss) per Common Share

                                                    For the year ended
                                                       December 31,
                                                 --------------------------

                                                   1999     1998     1997
                                                 --------------------------
     Basic net income (loss) per share
      computations:
     Numerator:
       Net income (loss)                         $(33,195) $31,310 $(12,015)
     Denominator:
       Weighted-average common shares              43,449   40,139   39,595
                                                 --------  ------- --------
       Basic net income (loss) per share         $  (0.76) $  0.78 $  (0.30)
                                                 ========  ======= ========
     Diluted net income (loss) per share
      computations:
     Numerator:
       Net income (loss)                         $(33,195) $31,310 $(12,015)
     Denominator:
       Weighted-average common shares              43,449   40,139   39,595
       Effect of dilutive securities:
         Stock options                                 -     3,285       -
         Stock warrants                                -     3,425       -
                                                 --------  ------- --------
     Denominator for dilutive net income (loss)
      per share                                    43,449   46,849   39,595
                                                 --------  ------- --------
     Diluted net income (loss) per share         $  (0.76) $  0.67 $  (0.30)
                                                 ========  ======= ========

  For the year ended December 31, 1999, options to purchase 8.0 million shares of common stock and stock warrants to acquire 11.4 million shares of common stock have been excluded from the computation of diluted net loss per common share as their impact would be antidilutive.

  For the year ended December 31, 1998, options to acquire 40,000 shares of common stock with a weighted-average exercise price of $21.72 per share and contingently issuable stock warrants to acquire 7.6 million shares of common stock have been excluded from the computation of diluted net income per common share as their exercise prices were greater than the average market price of common shares and their impact would be antidilutive.

  For the year ended December 31, 1997, options to purchase 5.4 million shares of common stock, warrants to acquire 7.6 million shares of common stock and contingently issuable stock warrants to acquire 7.6 million shares of common stock have been excluded from the computation of diluted net loss per common share as their impact would be antidilutive.

(12) Related Party Transactions

  In June 1996, the Company entered into an agreement with Charybdis Corporation, a start-up biotechnology company now known as Ceptyr, Inc. ("Ceptyr"). Under the agreement, the Company licensed and released to Ceptyr certain technology that the Company had independently determined would not be part of the Company's development programs, agreed to provide incubation services to Ceptyr, including laboratory space and certain small-molecule screening services and know-how, and received stock of Ceptyr. This agreement was extended and expanded in March 1997 to provide the Company with an option to acquire rights to certain technologies developed by Ceptyr or to convert the value of the Company's services provided to Ceptyr into additional stock of Ceptyr. In December 1998, the Company exercised the option to become a co-owner of the two compounds being developed by Ceptyr.

  In 1999, the Company and Ceptyr entered into a new services agreement (in addition to the agreement outlined above) in which the Company agreed to provide certain administrative, research and support services to Ceptyr associated with Ceptyr conducting its business and a sublease for certain portions of ICOS properties. The Company recognized income of approximately $278 under the agreements in 1999. At December 31, 1999 and 1998, the Company had a receivable from Ceptyr for expenses incurred but not yet paid of $22 and $207, respectively.

  For a cash investment in June 1996, Ceptyr issued stock to Falcon Technology Partners II, L.P., a venture capital limited partnership, all of whose interests (general partner and limited partner interests) are directly or indirectly held by the five adult children of the Company's former Chairman, Dr. George B. Rathmann. The Company does not have a controlling interest in Ceptyr. However, in accordance with the rights of the Company to designate a director to the Ceptyr board of directors, Dr. Wilcox, the Company's Executive Vice President, Operations, became a director of Ceptyr.

  During 1999, the Company chartered an airplane from AMI Jet Charter, Inc. d.b.a. TAG Aviation ("TAG") and recognized approximately $282 in expenses for services rendered. The aircraft subject to the charter arrangement was under the control of Peregrine Aviation, LLC ("Peregrine"), a company wholly owned by George B. Rathmann, who concurrently served as the Company's Chairman of the Board of Directors. Peregrine subleased the plane to TAG, who used it as part of its charter fleet. Management believes that the rates charged by TAG were below the standard rates for commercial charter services.

(13) Scientific Collaboration Agreements

  Abbott Laboratories

  In April 1995, the Company entered into a collaborative agreement with Abbott Laboratories ("Abbott"), a worldwide manufacturer of health care products. The collaboration focused on the development of small molecules that modulate, by an intracellular interaction, the activity of certain cell adhesion molecules. The research program under which ICOS received research funding from Abbott ended April 1, 1999. Under the terms of the agreement, each company will have exclusive rights to drugs against specific molecular targets with royalties and milestone obligations to the other party. Each party will be responsible for the development, registration and commercialization of its own products. In addition, the collaboration provided the Company with a library of chemical compounds for use in its own discovery programs.

  Suncos

  In February 1997, the Company and Suntory Limited of Japan ("Suntory") formed Suncos, a corporate joint venture company, for the purpose of developing and commercializing Pafase(TM). In forming Suncos, the Company granted a license for the Pafase(TM) technology to Suncos, and Suntory made an initial capital contribution of $30.0 million. Both parties committed to jointly fund all development activities and expenses of Suncos once the initial capital contribution of $30.0 million from Suntory was used. Suncos is managed jointly by Suntory and the Company. The Company has rights to market Pafase(TM) in the United States and Suntory has market rights in Japan. Each company will pay royalties to Suncos for its territorial marketing rights. Suncos will retain all rights to market the potential product in territories outside the United States and Japan.

  The Company recognized research and development revenue of $25.1 million, $14.9 million and $11.2 million from Suncos in 1999, 1998 and 1997, respectively, of which $1.9 million, $3.5 million, and $1.2 million was receivable at December 31, 1999, 1998 and 1997, respectively.

  The technology contributed to Suncos by the Company had a zero basis for financial reporting purposes and, accordingly, the Company recorded its initial investment in Suncos as zero. The Company did not begin to report its share of Suncos' losses until such time that Suncos' accumulated losses were equal to Suntory's investment and the Company made capital contributions to Suncos. During 1999, the Company and Suntory each made equity investments in Suncos of $15.0 million. Accordingly, the Company recognized $11.8 million of expense in 1999, equal to its share of Suncos' net loss subsequent to the Company's initial 1999 equity investment.

  Summarized unaudited financial information for Suncos is as follows:

   Financial position -- December 31,               1999      1998
   ----------------------------------               ----      ----
   Total assets - all current                   $  8,364  $  5,828
                                                ========  ========

   Total liabilities - all current, payable to
    related parties                             $  1,930  $  3,781
   Stockholders' equity                            6,434     2,047
                                                --------  --------
                                                $  8,364  $  5,828
                                                ========  ========

   Operating results -- For the year ended
   December 31,                                     1999      1998      1997
   ---------------------------------------          ----      ----      ----
   Operating expenses, related parties          $(26,044) $(16,594) $(13,290)
   Interest income                                   430       699     1,233
                                                --------  --------  --------
   Net loss                                     $(25,614) $(15,895) $(12,057)
                                                ========  ========  ========

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

  The sale will result in net proceeds to the Partnership of approximately $79.8 million. Approximately $25.9 million, before payment of offering costs, was paid to the Partnership at closing of the sale of the Partnership units. The Partnership received $21.9 million in both 1998 and 1999 with the balance of approximately $10.1 million to be received on May 31, 2000.

  The Company recognized revenue of $19.1 million and $15.1 million from the Partnership in 1999 and 1998, respectively. In 1997, the Company recognized revenue of $18.4 million from the Partnership, including a one-time payment for an exclusive license to certain technology. At December 31, 1999, the Company had a receivable from the Partnership for development expenses incurred but not paid of $2.2 million.

  The Company loaned the Partnership an aggregate of $7.3 million to fund certain initial expenditures of the Partnership that consisted primarily of organizational expenses, selling commissions, financial advisory fees and other fees. The loan is full recourse to the Partnership, bears interest at the prime rate plus 0.25% which is paid annually on June 1 and matures on June 1, 2000. At December 31, 1999, 1998 and 1997, interest income on the loan was $0.6 million, $0.6 million and $0.3 million, respectively. Interest accrued on the loan at December 31, 1999 and 1998 was $0.4 million.

  The Company has a 1% interest in the Partnership and is the only general partner of the Partnership.

  The Company's share of losses of the Partnership was $0.2 million for each of the years ended December 31, 1999, 1998 and 1997 and is included in equity in losses of affiliates. The investment balance of $43 and $64 at December 31, 1999 and 1998, respectively, is included in investment in affiliates, at equity.

  Summarized unaudited financial information for the Partnership is as follows:

   Financial position -- December 31,              1999      1998
   ----------------------------------              ----      ----
   Total assets - all current                  $  6,574  $  6,350
                                               ========  ========

   Current liabilities payable to ICOS
    Corporation                                $  9,915  $    364
   Note payable to ICOS Corporation                   -     7,341
   Partners' deficit                             (3,341)   (1,355)
                                               --------  --------
                                               $  6,574  $  6,350
                                               ========  ========

   Operating results -- For the year ended
   December 31,                                    1999      1998      1997
   ---------------------------------------         ----      ----      ----
   Investment income                           $    324  $    328  $    291
   Research and development expenses, related
    party                                       (23,292)  (18,520)  (22,448)
   Interest expense, related party                 (604)     (624)     (345)
   General and administrative expenses             (283)     (309)      (71)
                                               --------  --------  --------
   Net loss                                    $(23,855) $(19,125) $(22,573)
                                               ========  ========  ========

  Lilly ICOS LLC

  In October 1998, the Company and Eli Lilly and Company ("Lilly") formed Lilly ICOS, a 50/50 owned limited liability company, to jointly develop and globally commercialize phosphodiesterase type 5 inhibitors (PDE5) as oral therapeutic agents for the treatment of both male and female sexual dysfunction. Under the terms of the joint venture agreement, the Company received a license fee payment of $75.0 million upon formation of the joint venture and could receive future license fees based on the progression of IC351 through development. The joint venture is being capitalized by Lilly through cash infusions and the contribution by the Company of intellectual property associated with IC351 and its research platform. The joint venture will market products resulting from this collaborative effort in North America and Europe. For countries outside North America and Europe, products will be licensed exclusively to Lilly for commercialization with a royalty paid to the joint venture.

  In 1999, the Company recognized revenue of $34.9 million from Lilly ICOS including $15.0 million in licensing fees as a result of the initiation of a global Phase 3 clinical trial. In 1998, the Company recognized revenue of $78.8 million from Lilly ICOS including a license fee of $75.0 million. At December 31, 1999 and 1998, the Company had a receivable from Lilly ICOS of $5.6 million and $3.8 million, respectively, for reimbursement of certain development expenses.

  The technology contributed to Lilly ICOS by the Company had a zero basis for financial reporting purposes and, accordingly, the Company has recorded its investment in Lilly ICOS as zero at the date of contribution through December 31, 1999. The Company will not report its share of Lilly ICOS' results of operations until such time that the Company makes capital contributions to Lilly ICOS, if ever.

  Summarized unaudited financial information for Lilly ICOS is as follows:

   Financial position -- December 31,                        1999       1998
   ----------------------------------                        ----       ----
   Total assets - all current                           $  18,226  $  25,317
                                                        =========  =========

   Total liabilities - all current, payable to related
    parties                                             $  17,992  $   6,822
   Members' equity                                            234     18,495
                                                        ---------  ---------
                                                        $  18,226  $  25,317
                                                        =========  =========

   Operating results -- For the year ended December
   31,                                                       1999       1998
   ------------------------------------------------          ----       ----
   Research and development expenses, related parties   $ (59,073) $  (6,538)
   Contribution of technology, related party              (70,000)  (175,000)
   Administrative expense                                    (104)      (284)
   Interest income                                            926        318
                                                        ---------  ---------
     Net loss                                           $(128,251) $(181,504)
                                                        =========  =========

  Other Collaborative Arrangements

  The Company has also entered into other collaborative arrangements under which the Company may be obligated to pay royalties or milestone payments if product development is successful. It is not anticipated that the aggregate of any royalty or milestone obligations under these arrangements will be material to the Company's operations.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

The information requested by this item is incorporated by reference from the sections labeled "Election of Directors," "Continuing Class 2 Directors (until
2001)," "Continuing Class 3 Directors (until 2002)," "Other Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Compensation of Directors," "Executive Compensation," "1999 Option Grants," "1999 Option Exercises and Year-end Option Values," "Compensation Committee Interlocks and Insider Participation," "Employment Contracts, Termination of Employment and Change of Control Arrangements," "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2000.

Item 11. Executive Compensation

The information requested by this item is incorporated by reference from the sections labeled "Compensation of Directors," "Executive Compensation," "1999 Option Grants," "1999 Option Exercises and Year-end Option Values," "Compensation Committee Interlocks and Insider Participation," and "Employment Contracts, Termination of Employment and Change of Control Arrangements" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information requested by this item is incorporated by reference from the section labeled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2000.

Item 13. Certain Relationships and Related Transactions

The information requested by this item is incorporated by reference from the section labeled "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2000.

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

  b) Reports on Form 8-K
     -------------------

     No report on Form 8-K was filed during the fourth quarter of the fiscal year ended December 31, 1999.

                               Index to Exhibits

                                                                           Page
                                                                           ----
 3.1   Restated Certificate of Incorporation of ICOS Corporation             a
 3.2   Restated Bylaws of ICOS Corporation                                   a
 4.1   Restated Certificate of Incorporation of ICOS Corporation
       (included in Exhibit 3.1)
 10.1  ICOS Corporation 1989 Stock Option Plan (Amended and Restated as
       of January 8, 1997)                                                   g
 10.2  ICOS Corporation 1991 Stock Option Plan for Non-employee
       Directors (Amended and Restated as of January 8, 1997)                g
 10.3  Industrial Real Estate Lease dated December 20, 1996 between WRC
       Properties, Inc. and ICOS Corporation                                 j
 10.4  Industrial Real Estate Lease dated August 1, 1992 between Trinity
       at Canyon Park and ICOS Corporation                                   c
 10.5  Real Estate Purchase and Sale Agreement dated October 30, 1992 between Canyon Park Business Center Limited Partnership and ICOS
       Corporation                                                           c
 10.6  Industrial Real Estate Lease dated August 6, 1993 between John H.
       Harland Company and ICOS Corporation                                  d
 10.7  Industrial Real Estate Lease Renewal and Amendment Agreement
       dated May 20, 1997 between Benaroya Capital Company, L.L.C. and
       ICOS Corporation                                                      j
 10.8  Industrial Real Estate Lease Renewal and Amendment Agreement
       dated August 5, 1997 between WRC Properties, Inc. and ICOS
       Corporation                                                           j
 10.9  Second Amendment dated October 30, 1998 to Industrial Real Estate
       Lease Agreement between Teachers Insurance & Annuity Association of America, Inc., as successors to WRC Properties, Inc., and ICOS
       Corporation                                                           l
 10.10 Industrial Real Estate Lease Agreement dated January 7, 1999
       between CarrAmerica Realty Corporation and ICOS Corporation           l
 10.11 R&D Collaboration/License Agreement dated April 1, 1995 between
       Abbott Laboratories and ICOS Corporation                              e
 10.12 Shareholders Agreement, entered into December 18, 1996, among
       ICOS Corporation, Suntory Limited and Suncos Corporation.             g
 10.13 rPAF-AH License Agreement, dated February 6, 1997, between ICOS
       Corporation and Suncos Corporation                                    g
 10.14 Development and Supply Agreement, dated February 6, 1997, among
       ICOS Corporation, Suntory Limited and Suncos Corporation              g
 10.15 ICOS Services Agreement, dated February 6, 1997, between ICOS
       Corporation and Suncos Corporation                                    g
 10.16 ICOS License Agreement, dated February 6, 1997, between Suncos
       Corporation and ICOS Corporation                                      g
 10.17 First Amendment to R & D Collaboration/License Agreement dated
       April 1, 1995 between Abbott Laboratories and ICOS Corporation        h
 10.18 Agreement of Limited Partnership dated as of June 5, 1997, by and among ICOS Development Corporation, as general partner, and each
       of the limited partners of ICOS Clinical Partners, L.P.               i
 10.19 Purchase Agreement dated as of June 5, 1997 between the
       Registrant and each of the Limited Partners from time to time of
       ICOS Clinical Partners, L.P.                                          i
 10.20 Product Development Agreement, dated as of June 5, 1997, by and
       between the Registrant and ICOS Clinical Partners, L.P.               i
 10.21 Limited Liability Company Agreement of Lilly ICOS LLC (the "LLC
       Agreement") dated September 30, 1998 between ICOS Corporation and
       Eli Lilly and Company, including Exhibit E thereto.                   k
 10.22 Lilly License Agreement, dated September 30, 1998, between Lilly
       ICOS LLC and Eli Lilly and Company (Exhibit A to the LLC
       Agreement).                                                           k
 10.23 The PDE5 License Agreement, dated September 30, 1998, between
       ICOS Corporation and Lilly ICOS LLC (Exhibit B to the LLC
       Agreement).                                                           k
 10.24 Research and Development Agreement, dated September 30, 1998, among ICOS Corporation, Lilly ICOS LLC and Eli Lilly and Company
       (Exhibit C to the LLC Agreement).                                     k
 10.25 Marketing and Sales Service Agreement, dated September 30, 1998, between ICOS Corporation, Lilly ICOS LLC, and Eli Lilly and
       Company (Exhibit F to the LLC Agreement).                             k
 10.26 Employment Agreement dated as of September 16, 1993 between Gary
       Wilcox and ICOS Corporation                                           d
 10.27 ICOS Corporation 1999 Stock Option Plan                               m
 10.28 Employment agreement between ICOS Corporation and Paul N. Clark
       dated June 11, 1999                                                   n
 23.1  Consent of KPMG LLP                                                   o
 27.1  Financial Data Schedule                                               o

   see below for explanatory notes

---------------
 a Filed as an exhibit to the Company's Registration Statement (Registration No. 333-3312) effective May 7, 1996 and incorporated herein by reference.
 b Filed as an exhibit to the Company's Registration Statement (Registration No. 333-08485) effective July 19, 1996 and incorporated herein by reference.
 c Filed as an exhibit to the Company's Form 10-K Annual Report on March 29, 1993 and incorporated herein by reference.
 d Filed as an exhibit to the Company's Form 10-Q Quarterly Report on November 2, 1993 and incorporated herein by reference.
 e Filed as an exhibit to the Company's Form 10-Q Quarterly Report on May 12, 1995 and incorporated herein by reference.
 f Filed as an exhibit to the Company's Form 10-K Annual Report on March 29, 1996 and incorporated herein by reference.
 g Filed as an exhibit to the Company's Form 10-K Annual Report on March 31, 1997 and incorporated herein by reference.
 h Filed as an exhibit to the Company's Form 10-Q Quarterly Report on August 14, 1997 and incorporated herein by reference.
 i Filed as an exhibit to the Company's Form 8-K Current Report on August 26, 1997 and incorporated herein by reference.
 j Filed as an exhibit to the Company's Form 10-Q Quarterly Report on November 17, 1997 and incorporated herein by reference.
 k Filed as an exhibit to the Company's Form 10-Q Quarterly Report on November 13, 1998 and incorporated herein by reference.
 l Filed as an exhibit to the Company's Form 10-K Annual Report on March 31, 1999 and incorporated herein by reference.
 m Filed as an exhibit to the Company's definitive Proxy Statement dated March 30, 1999 and incorporated herein by reference.
 n Filed as an exhibit to the Company's Form 10-Q Quarterly Report on August 13, 1999 and incorporated herein by reference.
 o  Filed with this document.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bothell, State of Washington, on the 23rd day of March, 2000.

                                      ICOS CORPORATION
                                      (Registrant)

                                         /s/ Paul N. Clark
                                      By: _____________________________________
                                         Paul N. Clark
                                         Chairman of the Board of Directors,
                                         Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Paul N. Clark              Chairman of the Board of     March 23, 2000
______________________________________ Directors, Chief Executive
            Paul N. Clark              Officer and President
                                       (Principal Executive
                                       Officer)

        /s/ Gary L. Wilcox             Director and Executive       March 23, 2000
______________________________________ Vice President, Operations
            Gary L. Wilcox

      /s/ Thomas N. Swallow            Corporate Controller         March 23, 2000
______________________________________ (Principal Accounting
          Thomas N. Swallow            Officer)

        /s/ Frank T. Cary              Director                     March 23, 2000
______________________________________
            Frank T. Cary

      /s/ James L. Ferguson            Director                     March 23, 2000
______________________________________
          James L. Ferguson

    /s/ William H. Gates, III          Director                     March 23, 2000
______________________________________
        William H. Gates, III

      /s/ David V. Milligan            Director                     March 23, 2000
______________________________________
          David V. Milligan

       /s/ Robert W. Pangia            Director                     March 23, 2000
______________________________________
           Robert W. Pangia

   /s/ Alexander B. Trowbridge         Director                     March 23, 2000
______________________________________
       Alexander B. Trowbridge

      /s/ Walter B. Wriston            Director                     March 23, 2000
______________________________________
          Walter B. Wriston