Form 10-Q
period 2000-03-31
ICOS CORP / DE
filed 2000-05-12
CIK 874294

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended March 31, 2000

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

Yes X   No
   ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

               Class                           Outstanding at April 30, 2000
               -----                           -----------------------------
     Common Stock, $0.01 par value                        46,242,204

                                ICOS CORPORATION
                                ----------------

                               TABLE OF CONTENTS
                               -----------------

                                                                                           PAGE NO.
                                                                                           --------
PART I.  Financial Information

     ITEM 1.   Financial Statements

     Condensed Consolidated Statements of Operations for the three months ended
     March 31, 2000 and 1999                                                                    1

     Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999           2

     Condensed Consolidated Statements of Cash Flows for the three months ended
     March 31, 2000 and 1999                                                                    3

     Notes to Condensed Consolidated Financial Statements                                       4

     ITEM 2.

     Management's Discussion and Analysis of Financial Condition and Results
     of Operations                                                                              8

     ITEM 3.

     Quantitative and Qualitative Disclosures about Market Risk                                12


PART II.  Other Information

     ITEM 6.   Exhibits and Reports on Form 8-K                                                12


SIGNATURE                                                                                      13

EXHIBITS                                                                                       14


PART 1.   Financial Information

ITEM 1:   Financial Statements



                                ICOS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)



                                                                                Three months ended
                                                                                     March 31,
                                                              -------------------------------------------------
                                                                              2000                       1999
                                                              ----------------------       --------------------
Revenue:

Collaborative research and development from related parties                 $  9,777                    $15,645
Other                                                                              -                        500
                                                              ----------------------       --------------------
     Total revenue                                                             9,777                     16,145

Operating expenses:

   Research and development                                                   20,277                     22,263
   General and administrative                                                  1,492                        801
                                                              ----------------------       --------------------
     Total operating expenses                                                 21,769                     23,064
                                                              ----------------------       --------------------

     Operating loss                                                          (11,992)                    (6,919)
                                                              ----------------------       --------------------

Other income (expense)
   Equity in losses of affiliates                                             (1,483)                    (1,501)
   Investment income                                                           1,141                      1,141
   Other, net                                                                    462                         94
                                                              ----------------------       --------------------
                                                                                 120                       (266)
                                                              ----------------------       --------------------
     Net loss                                                               $(11,872)                   $(7,185)
                                                              ======================       ====================

Net loss per common share - basic and diluted                                 $(0.26)                    $(0.17)

Weighted average common shares outstanding - basic and diluted                45,169                     42,138


    See accompanying notes to condensed consolidated financial statements.

                                ICOS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                   ASSETS
                                                                                    March 31,                 December 31,
                                                                                      2000                       1999
                                                                            ----------------------       --------------------
                                                                                  (unaudited)
Current assets:
  Cash and cash equivalents                                                              $  26,816                  $  12,885
  Investment securities, at market value                                                    37,062                     55,349
  Interest receivable                                                                        1,317                      1,020
  Receivables from related parties under collaborative arrangements                          7,109                      9,780
  Loan receivable from related party                                                         7,341                      7,341
  Other current assets                                                                       2,448                      2,049
                                                                            ----------------------       --------------------
     Total current assets                                                                   82,093                     88,424
Net property and equipment, at cost                                                         21,230                     21,042
Investment in affiliates, at equity                                                          1,758                      3,241
Other assets                                                                                    81                         81
                                                                            ----------------------       --------------------
                                                                                         $ 105,162                  $ 112,788
                                                                            ======================       ====================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                       $   3,278                  $   4,854
  Accrued clinical expenses                                                                  2,489                      3,409
  Other accrued expenses                                                                     3,001                      5,126
                                                                            ----------------------       --------------------
     Total current liabilities                                                               8,768                     13,389
Stockholders' equity:
  Common stock                                                                                 456                        448
  Additional paid-in capital                                                               232,289                    223,477
  Accumulated other comprehensive loss                                                        (169)                      (216)
  Accumulated deficit                                                                     (136,182)                  (124,310)
                                                                            ----------------------       --------------------
     Total stockholders' equity                                                             96,394                     99,399
                                                                            ----------------------       --------------------
                                                                                         $ 105,162                  $ 112,788
                                                                            ======================       ====================

    See accompanying notes to condensed consolidated financial statements.

                                ICOS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                                        Three months ended March 31,
                                                                                ------------------------------------------
                                                                                          2000                 1999
                                                                                -------------------    -------------------
Cash flows from operating activities:
   Net loss                                                                                $(11,872)              $ (7,185)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization, net                                                       1,015                    977
     Equity in losses of affiliates                                                           1,483                  1,501
     Stock compensation costs                                                                   555                      -
     Change in operating assets and liabilities:
        Interest receivable                                                                    (297)                  (289)
        Receivables from related parties under collaborative arrangements                     2,270                 (1,781)
        Other current assets                                                                   (399)                  (509)
        Accounts payable                                                                     (1,576)                (2,994)
        Accrued clinical expenses                                                              (920)                (1,490)
        Other accrued expenses                                                               (2,125)                  (594)
                                                                                -------------------    -------------------
           Net cash used in operating activities                                            (11,866)               (12,364)
                                                                                -------------------    -------------------

Cash flows from investing activities:
   Purchases of investment securities                                                        (3,951)                (7,422)
   Maturities of investment securities                                                       18,395                  7,608
   Sales of investment securities                                                             3,999                      -
   Acquisitions of property and equipment                                                    (1,312)                (1,497)
   Equity investments in affiliates                                                               -                (10,000)
   Other                                                                                          -                   (100)
                                                                                -------------------    -------------------
           Net cash provided by (used in) investing activities                               17,131                (11,411)
                                                                                -------------------    -------------------

Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants                                       7,485                 10,744
   Proceeds from issuance of warrants                                                         1,181                  1,155
                                                                                -------------------    -------------------
           Net cash provided by financing activities                                          8,666                 11,899
                                                                                -------------------    -------------------

Net increase (decrease) in cash and cash equivalents                                         13,931                (11,876)
Cash and cash equivalents at beginning of period                                             12,885                 69,584
                                                                                -------------------    -------------------
Cash and cash equivalents at end of period                                                 $ 26,816               $ 57,708
                                                                                ===================    ===================

Supplemental disclosure concerning cash flow information:
   Cash paid during the year for income taxes                                              $      -               $    648
                                                                                ===================    ===================

    See accompanying notes to condensed consolidated financial statements.

                                ICOS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.   Summary of Significant Accounting Policies

  Basis of Presentation

  The information contained herein has been prepared in accordance with instructions for Form 10-Q. In the opinion of the management of ICOS Corporation ("ICOS" or the "Company"), the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by generally accepted accounting principles, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K.

  Principles of Consolidation

  The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ICOS Development Corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

  Reclassifications

  Reclassifications of prior year amounts have been made to conform with the presentation of current year amounts.

2.   Research and Development Arrangements

  Suncos

  The Company owns a 50% interest in Suncos Corporation ("Suncos"), a corporation formed for the development and commercialization of Pafase(TM). Pursuant to the terms of agreements entered into with Suncos, the Company conducts certain research and development activities on behalf of Suncos and is paid for such services based upon costs incurred. For the quarters ended March 31, 2000 and 1999, the Company recognized cost reimbursement revenue under this arrangement of $2.7 million and $4.7 million, respectively.

  During 1999, the Company and Suntory Limited of Japan ("Suntory") each invested $15.0 million in Suncos in exchange for shares of Suncos common stock. In each of the quarters ended March 31, 2000 and 1999, the Company recognized $1.4 million of expenses representing its proportionate share of Suncos' net losses.

  ICOS Clinical Partners, L.P.

  In 1997, ICOS Clinical Partners, L.P. (the "Partnership"), an affiliate of the Company, completed the sale to private investors of interests in the Partnership ("partnership units"). Proceeds from the offering are being used by the Partnership to fund the Company's development of product candidates based on three compounds-- LeukArrest(TM), Pafase(TM) and ICM3(TM)--pursuant to the terms of a Product Development Agreement. For the quarters ended March 31, 2000 and 1999, the Company recognized cost reimbursement revenue from the Partnership of $3.5 million and $5.2 million, respectively.

  In connection with the Partnership's 1997 sale of limited partnership units, the Company issued Series A warrants to purchase 5.6 million and 2.0 million shares of the Company's common stock at exercise prices of $9.13 and $10.35 per share, respectively. The Series A warrants are exercisable through May 31, 2002. In June 1999, the Company issued Series B warrants to purchase 7.6 million shares of the Company's common stock at an exercise price of $52.49 per share. The Series B warrants issued are exercisable through June 30, 2004. During the quarter ended March 31, 2000, approximately 379,000 warrants were exercised at a weighted-average exercise price of $9.50 per share resulting in total proceeds to the Company of $3.6 million. At March 31, 2000, warrants to purchase approximately 11.0 million shares remain outstanding at an average exercise price of $38.98 per share.

  Lilly ICOS, LLC

  The Company owns a 50% interest in Lilly ICOS LLC ("Lilly ICOS"), a limited liability company. Lilly ICOS was formed by the Company and Eli Lilly and Company ("Lilly") to jointly develop and globally commercialize phosphodiesterase type 5 inhibitors (PDE5) as oral therapeutic agents for the
treatment of both male erectile dysfunction and female sexual dysfunction.   For
the quarters ended March 31, 2000 and 1999, the Company recognized cost reimbursement revenue under this arrangement of $3.6 million and $5.7 million, respectively.

  The joint venture has been capitalized by cash contributions from Lilly and the Company's contribution of intellectual property associated with IC351. The intellectual property contributed to Lilly ICOS by the Company had no basis for financial reporting purposes and, accordingly, the Company has recorded its investment in Lilly ICOS at zero. The Company will not report its proportionate share of Lilly ICOS' results of operations until such time, if ever, that the Company makes capital contributions to Lilly ICOS.

3.   Comprehensive Loss

                                                                    Three months ended
                                                                        March 31,
                                                  ---------------------------------------------------
                                                                     2000                        1999
                                                  -----------------------       ---------------------
                                                                     (in thousands)

Net loss                                                        $(11,872)                     $(7,185)
Other comprehensive income (loss)--
    Unrealized holding gains (losses) arising
         during the period                                             47                          (4)
                                                  -----------------------       ---------------------
Comprehensive loss                                              $(11,825)                     $(7,189)
                                                  =======================       =====================


4.   Net Loss Per Common Share

  Net loss per common share is based on the weighted-average number of common shares outstanding during the period. For the quarter ended March 31, 2000, options to acquire 8.3 million shares of common stock and warrants to acquire
11.0 million shares of common stock have been excluded from the computation of net loss per common share because their impact would be antidilutive. For the quarter ended March 31, 1999, options to acquire 7.1 million shares of common stock, warrants to acquire 5.2 million shares of common stock and contingently issuable warrants to acquire 7.6 million shares of common stock have been excluded from the computation of net loss per common share because their impact would be antidilutive.

5.   Financing

  The Company anticipates that its existing cash, along with interest income from cash investments, anticipated payments from Suncos, Lilly ICOS and the Partnership, and cash flow from other operating activities, will be sufficient to fund its cash requirements through 2000. However, the amounts and timing of expenditures will depend on the progress of ongoing research and development, the rate at which operating losses are incurred, the execution of development and licensing agreements with potential corporate partners, the Company's development of products, the Food and Drug Administration's regulatory process, and other factors, many of which are beyond the Company's control. The Company's existing capital resources and collaborative arrangements will not be sufficient to fund the Company's operations through commercialization of its first product. Accordingly, the Company will need to raise substantial additional funds for its programs. The Company is currently evaluating financing alternatives, some that may involve the sale of additional equity, commencement of additional corporate partnerships and other methods of raising capital from public, private, and corporate sources. The Company anticipates completion of one or more of these financing events during 2000.

6.   Operating Segments

  The Company's operations are confined to one operating segment, the discovery and development of proprietary pharmaceuticals for the treatment of inflammatory diseases and other serious medical conditions.

7.   New Accounting Pronouncements

  In March 2000 the SEC issued Staff Accounting Bulletin No. 101A ("SAB 101A"). SAB 101A delays the effective date of Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements," to the second quarter for fiscal years beginning between December 15, 1999 and March 16, 2000. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues.
The interpretation of SAB No. 101 is currently uncertain as it relates to biotechnology companies and ,consequently, the impact on the Company's financial statements is unknown. The Company is in the process of determining the potential impact of the new pronouncement.

  In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 ("APB 25") and is effective July 1, 2000. Interpretation No. 44 clarifies the definition of "employee" for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Company does not expect the adoption of Interpretation No. 44 will have a material impact on its consolidated financial statements.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Risks and Uncertainties

  The following discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and notes included elsewhere in this report. This discussion contains forward-looking statements that are subject to certain risks and uncertainties including, without limitation, statements of the Company's plans, objectives, expectations and intentions. The words "believes," "intends," "anticipates," "plans to," "expects" and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those anticipated or implied by the forward-looking statements discussed here. Factors that could cause or contribute to such differences include risks associated with clinical development, regulatory approvals, product commercialization, intellectual property claims, litigation and other risks discussed under "Important Factors Regarding Forward-Looking Statements" in the Company's annual report on Form 10K for the year ended December 31, 1999. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Overview

  The Company is discovering and developing proprietary pharmaceuticals for the treatment of serious medical conditions.

  The Company's fundamental strategy is to identify and develop a significant number of potential product candidates into breakthrough products with high commercial potential. By understanding the underlying biochemical and physiological mechanisms and identifying the cellular and molecular entities involved in the disease process, the Company is developing product candidates that address important opportunities in the treatment of chronic and acute diseases that have inflammatory components as well as certain cardiovascular diseases and cancer. Through this strategy, the Company believes it will be able to develop novel therapeutics that are more selective than those presently available.

Results of Operations

  Revenue for the first quarter of 2000 was $9.8 million compared to $16.1 million during the first quarter of 1999. Current period revenue included cost reimbursement of $2.7 million from Suncos Corporation ("Suncos"), $3.5 million from ICOS Clinical Partners, L.P. (the "Partnership"), and $3.6 million from Lilly ICOS LLC ("Lilly ICOS"). Revenue for the first quarter of 1999 consisted of cost reimbursement of $4.7 million from Suncos, $5.2 million from the Partnership, $5.7 million from Lilly ICOS, and $0.5 million received under a research and development agreement with Abbott Laboratories. The decline in revenue reflects a reduction in reimbursable clinical trial and development activities during the first quarter of 2000 as compared to the same period of the prior year.

  Total operating expenses were $21.8 million during the first quarter of 2000 compared to $23.1 million in the same period in 1999. Research and development expenses totaled $20.3 million during the first quarter of 2000 compared to $22.3 million in the first quarter of 1999. The decline in research and development expense was partially due to Eli Lilly and Company's ("Lilly") sharing of a larger portion of the development costs related to IC351 during the first quarter of 2000 as compared to the same period of the prior year. The decline also reflects a reduction in internal manufacturing activity since the supply of product at the end of 1999 was sufficient to meet anticipated clinical demand for the year 2000. General and administrative expense was $1.5 million in the current period compared to $0.8 million in the first quarter of 1999 reflecting certain management transition costs incurred during the first quarter of 2000.

  During the first quarters of 2000 and 1999, the Company recognized approximately $1.5 million in losses related to its equity interests in Suncos and the Partnership. Investment income totaled $1.1 million for the current period, relatively unchanged from the same period of the prior year.

  As a result of the above, the Company reported a net loss of $11.9 million, or $0.26 per share, for the quarter ended March 31, 2000, compared to a net loss of $7.2 million, or $0.17 per share, for the same period in 1999.

  The Company's results of operations may vary significantly from period to period and will depend, among other factors, on the timing of certain expenses, payments received on certain research collaborations, and the progress of the Company's research and development efforts. The Company may experience significant fluctuations in cost reimbursement revenue from one period to the next. Due to the nature of the Company's collaborative agreements, cost reimbursement revenue is largely dependent upon the continued progression of clinical trial and development activities.

  The Company's operating expenses may increase during 2000 and subsequent years as it adds the personnel and facilities associated with advancing potential product candidates through development and clinical trials and prepares for the commercial launch of its potential products. Foreseeable incremental expenses may include, but are not limited to, those associated with the Company's own pre-marketing activities, product development, preclinical studies and clinical trials, patent filings and administrative activities. The Company may also incur costs and make capital contributions under its joint venture agreements with Suntory and Lilly related to the development of Pafase(TM) and IC351, respectively. Some of these expenses are to be reimbursed by Suncos, the Partnership or Lilly ICOS and are recognized as revenue from collaborative research and development from related parties in the Company's condensed consolidated statements of operations. In addition, the clinical and development activities of the Company's affiliates are not entirely within the Company's control. Significant changes in affiliate activities could be cause for fluctuations in the Company's share of affiliate losses from period to period.

Liquidity and Capital Resources

  At March 31, 2000, the Company had $65.2 million in cash and cash equivalents, investment securities, and interest receivable compared to $69.3 million at December 31, 1999.

  The Company used $11.9 million in cash for operating activities during the first quarter of 2000 compared to $12.4 million in the same period of 1999. The primary operating uses of cash in both periods relate to the Company's clinical trial activities associated with IC351, Pafase(TM) and LeukArrest(TM) as well as the expansion of other product development efforts. In April 2000, the Company elected to forgo further study of LeukArrest(TM) as the results of an interim efficacy analysis failed to meet the Company's predefined criteria for success.

  During the first quarter of 2000, the Company generated $17.1 million in cash from investing activities compared to using $11.4 million in cash during the
first quarter of 1999.   Significant investing activities during the first
quarter of 2000 included an $18.4 million net decrease in the Company's short-term investment portfolio and cash outflows of $1.3 million for the purchase of capital equipment and leasehold improvements to support research and development efforts. The primary investing uses of cash in the first quarter of 1999 were a $10.0 million equity investment in Suncos and $1.5 million invested in property, plant and equipment.

  The Company generated $8.7 million in cash from financing activities in the first quarter of 2000 compared to $11.9 million in the same period of 1999. The primary cash inflows in both periods relate to proceeds received from the exercise of stock options and warrants.

  The Company's future cash requirements depend on many factors including continued scientific progress in its research and development programs, the results of clinical trials and preclinical studies, acquisitions of products or technology, if any, relationships with corporate collaborators, competing technological and market developments, the time and costs involved in filing and prosecuting patents and enforcing patent claims, the regulatory process, the time and costs of manufacturing scale-up and commercialization activities and other factors. The amounts and timing of expenditures will depend on the progress of ongoing research and development, the rate at which operating losses are incurred, the execution of development and licensing agreements with potential corporate partners, the Company's development of products, the Food and Drug Administration regulatory process, and other factors, many of which are beyond the Company's control.

  The Company has successfully negotiated collaborations and joint development agreements with other parties where the work and strategies of the other parties complement those of the Company. In some instances, these relationships may involve commitments by the Company to fund some or all of certain development programs. Although corporate collaborations, partnerships and joint ventures have provided cost reimbursement revenue to the Company in the past, there can be no assurance that such funds will be available to the Company in the future.

  The Company anticipates that its existing cash, along with interest income from cash investments, anticipated payments from Suncos, Lilly ICOS and the Partnership, and cash flow from other operating activities, will be sufficient to fund its cash requirements through 2000. The Company intends to expand its operations and hire the additional personnel necessary to continue development of its current portfolio of product candidates in clinical trials, as well as continue discovery and preclinical research to identify additional potential drug candidates. The Company anticipates that expansion of these activities will increase operating expenses in future years. Further, incremental expenditures will be required for additional laboratory, production, and office facilities to accommodate activities and the personnel associated with this increased development effort. The Company will need to raise additional funds in order to continue to conduct the research and development activities, preclinical studies, clinical trials and pre-marketing activities necessary to bring its product candidates to market and to establish marketing capabilities if and when a product candidate is ready for commercialization. The Company is currently evaluating financing alternatives, some of which may involve the sale of additional equity, commencement of additional corporate partnerships and other methods of raising capital from public, private, and corporate sources. The Company anticipates completion of one or more of these financing events during 2000.

New Accounting Pronouncements

  In March 2000 the SEC issued Staff Accounting Bulletin No. 101A ("SAB 101A"). SAB 101A delays the effective date of Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements," to the second quarter for fiscal years beginning between December 15, 1999 and March 16, 2000. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The interpretation of SAB No. 101 is currently uncertain as it relates to biotechnology companies and ,consequently, the impact on the Company's financial statements is unknown. The Company is in the process of determining the potential impact of the new pronouncement.

  In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 ("APB 25") and is effective July 1, 2000. Interpretation No. 44 clarifies the definition of "employee" for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Company does not expect the adoption of Interpretation No. 44 will have a material impact on its consolidated financial statements.

ITEM 3.   Quantitative and Qualitative Disclosure about Market Risk

  The Company's financial instruments consist of cash and cash equivalents, short-term investments, accounts payable, an equity interest in an affiliate and a note receivable from a related party. The Company does not use derivative financial instruments in its investment portfolio. The Company's exposure to market risk for changes in interest rates relates primarily to its short-term investments, thus, fluctuations in interest rates would not have a material impact on the fair value of these securities.

PART II.  Other Information

  ITEM 6:   Exhibits and Reports on Form 8-K

    (a)     Exhibits

            27.1   Financial Data Schedule

    (b)     Reports on Form 8-K
            Form 8-K filed March 14, 2000, regarding the retirement of George B. Rathmann as the Company's chairman and from the board of directors effective February 1, 2000.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ICOS CORPORATION


Date:  May 12, 2000                     By:  /S/ PAUL N. CLARK
       ------------                        -------------------------------------
                                           Paul N. Clark
                                           Chairman of the Board of Directors,
                                           Chief Executive Officer and President



Date:  May 12, 2000                     By:  /S/ THOMAS N. SWALLOW
       ------------                        -------------------------------------
                                           Thomas N. Swallow
                                           Corporate Controller

                               Index to Exhibits
                               -----------------


                                                                      Page
                                                                      ----

    27.1    Financial Data Schedule                                     #



    -----------------------------------
    #  Filed with this document