Form 10-Q
period 2000-06-30
ICOS CORP / DE
filed 2000-08-14
CIK 874294

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-19171

                                ICOS CORPORATION
________________________________________________________________________________
        (Exact name of registrant as specified in its charter)

     Delaware                          91-1463450
________________________________________________________________________________
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                22021 - 20th Avenue S.E., Bothell, WA      98021
________________________________________________________________________________
              (Address of principal executive offices)  (Zip code)


                                 (425) 485-1900
________________________________________________________________________________
              (Registrant's telephone number, including area code)


                                 Not Applicable
________________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No
   ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Class                            Outstanding at July 31, 2000
     -----                            ----------------------------

 Common Stock, $0.01 par value                   46,304,846

                                ICOS CORPORATION
                                ----------------

                               TABLE OF CONTENTS
                               -----------------



                                                                                                                 PAGE NO.
                                                                                                                 --------

PART I.  Financial Information

     ITEM 1. Financial Statements

     Condensed Consolidated Statements of Operations for the three months and
     six months ended June 30, 2000 and 1999                                                                         1

     Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999                                 2

     Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999                 3

     Notes to Condensed Consolidated Financial Statements                                                            4

     ITEM 2.

     Management's Discussion and Analysis of Financial Condition and Results
     of Operations                                                                                                   9

     ITEM 3.

     Quantitative and Qualitative Disclosures About Market Risk                                                     14

PART II.  Other Information

     ITEM 4: Submission of Matters to a Vote of Security Holders                                                    15

     ITEM 5: Other Information                                                                                      16

     ITEM 6: Exhibits and Reports on Form 8-K                                                                       16


SIGNATURE                                                                                                           17

EXHIBITS                                                                                                            18

PART 1: Financial Information
ITEM 1: Financial Statements


                                ICOS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (in thousands, except per share data)



                                                                Three months ended                        Six months ended
                                                                     June 30,                                 June 30,
                                                     ------------------------------------      ----------------------------------
                                                                2000                 1999                2000                1999
                                                     ---------------      ---------------      --------------      --------------

Revenue:

Collaborative research and development from related        $ 10,461             $ 16,020            $ 20,238           $ 31,665
parties
Other                                                             -                    -                   -                500
                                                     ---------------      ---------------      --------------      -------------
     Total revenue                                           10,461               16,020              20,238             32,165

Operating expenses:

   Research and development                                  23,632               26,626              43,909             48,889
   General and administrative                                 1,628                1,204               3,120              2,005
                                                     ---------------      ---------------      --------------      -------------
     Total operating expenses                                25,260               27,830              47,029             50,894
                                                     ---------------      ---------------      --------------      -------------

     Operating loss                                         (14,799)             (11,810)            (26,791)           (18,729)
                                                     ---------------      ---------------      --------------      -------------

Other income (expense):
   Equity in losses of affiliates                            (4,003)              (3,274)             (5,486)            (4,775)
   Investment income                                          1,125                  908               2,266              2,049
   Other, net                                                   235                  216                 697                310
                                                     ---------------      ---------------      --------------      -------------
                                                             (2,643)              (2,150)             (2,523)            (2,416)
                                                     ---------------      ---------------      --------------      -------------
     Net loss                                              $(17,442)            $(13,960)           $(29,314)          $(21,145)
                                                     ===============      ===============      ==============      =============

Net loss per common share - basic and diluted              $  (0.38)            $  (0.32)           $  (0.64)          $  (0.50)
                                                     ===============      ===============      ==============      =============


 Weighted average common shares outstanding - basic          45,880               43,274              45,524             42,709
 and diluted


    See accompanying notes to condensed consolidated financial statements.

Form 10-Q                                                                 Page 1

                                ICOS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                            ASSETS
                                                                                      June 30,                December 31,

                                                                                        2000                     1999
                                                                              ---------------------     --------------------
                                                                                    (unaudited)
Current assets:
  Cash and cash equivalents                                                               $  23,025                $  12,885
  Investment securities, at market value                                                     35,399                   55,349
  Interest receivable                                                                           542                    1,020
  Receivables from related parties under collaborative arrangements                          12,489                    9,780
  Loan receivable from related party                                                              -                    7,341
  Other current assets                                                                        2,400                    2,049
                                                                              ---------------------     --------------------
     Total current assets                                                                    73,855                   88,424
Net property and equipment, at cost                                                          20,270                   21,042
Investments in affiliates, at equity                                                            180                    3,241
Other assets                                                                                     81                       81
                                                                              ---------------------     --------------------
                                                                                          $  94,386                $ 112,788
                                                                              =====================     ====================





                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                        $   2,186                $   4,854
  Accrued clinical expenses                                                                   2,773                    3,409
  Other accrued expenses                                                                      3,956                    5,126
                                                                              ---------------------     --------------------

     Total current liabilities                                                                8,915                   13,389
Stockholders' equity:
  Common stock                                                                                  461                      448
  Additional paid-in capital                                                                238,774                  223,477
  Accumulated other comprehensive loss                                                         (140)                    (216)
  Accumulated deficit                                                                      (153,624)                (124,310)
                                                                              ---------------------     --------------------
     Total stockholders' equity                                                              85,471                   99,399
                                                                              ---------------------     --------------------
                                                                                          $  94,386                $ 112,788
                                                                              =====================     ====================


    See accompanying notes to condensed consolidated financial statements.

Form 10-Q                                                                 Page 2

                                ICOS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                                            Six months ended June 30,
                                                                                ---------------------------------------------
                                                                                        2000                     1999
                                                                                --------------------      -------------------
Cash flows from operating activities:
   Net loss                                                                              $   (29,314)             $   (21,145)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                             2,317                    2,134
     Loss on sale of investment securities                                                         -                       13
     Equity in losses of affiliates                                                            5,486                    4,775
     Stock compensation costs                                                                    555                        -
     Change in operating assets and liabilities:
        Interest receivable                                                                      478                     (236)
        Receivables from related parties under collaborative arrangements                     (3,110)                  (1,409)
        Other current assets                                                                    (277)                    (279)
        Accounts payable                                                                      (2,515)                    (288)
        Accrued clinical expenses                                                               (636)                  (2,446)
        Other accrued expenses                                                                (1,418)                    (710)
                                                                                --------------------      -------------------
           Net cash used in operating activities                                             (28,434)                 (19,591)

Cash flows from investing activities:
   Purchases of investment securities                                                        (11,793)                 (45,357)
   Maturities of investment securities                                                        27,964                    8,908
   Sales of investment securities                                                              3,999                    1,981
   Acquisitions of property and equipment                                                     (1,842)                  (3,209)
   Proceeds upon repayment of related party loan                                               7,341                        -
   Equity investments in affiliates                                                           (2,178)                 (10,219)
   Other                                                                                           -                       (8)
                                                                                --------------------      -------------------
          Net cash provided by (used in) investing activities                                 23,491                  (47,904)
                                                                                --------------------      -------------------

Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants                                       13,379                   21,017
   Proceeds from issuance of warrants                                                          1,704                    2,017
                                                                                --------------------      -------------------
          Net cash provided by financing activities                                           15,083                   23,034

          Net increase (decrease) in cash and cash equivalents                                10,140                  (44,461)
Cash and cash equivalents at beginning of period                                              12,885                   69,584

                                                                                --------------------      -------------------
Cash and cash equivalents at end of period                                               $    23,025              $    25,123
                                                                                ====================      ===================

Supplemental disclosure concerning cash flow information:
   Cash paid during the period for income taxes                                          $         -              $       648
                                                                                ====================      ===================

    See accompanying notes to condensed consolidated financial statements.

Form 10-Q                                                                 Page 3

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

    Principles of Consolidation

    The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

    Reclassifications

    Certain reclassifications of prior year amounts have been made to conform to the presentation of current year amounts.


2.  Research and Development Arrangements
    -------------------------------------

    Abbott Laboratories

    In April 1995, the Company entered into a collaborative agreement with Abbott Laboratories ("Abbott"). The collaboration focused on the development of small molecules that modulate, by intracellular interaction, the activity of certain cell adhesion molecules and also provided the Company with a library of chemical compounds for use in its own discovery programs. Under the collaboration, the Company had rights to market cancer products in the U.S. and would receive a royalty on all non-cancer products in the U.S. and all products outside the U.S. In June 2000, the Company renegotiated the agreement with Abbott and acquired the remaining rights from Abbott for all technology and compounds in the field of LFA-1 antagonism. Under the terms of the revised agreement, Abbott will receive milestone payments upon the occurrence of certain events and royalties on any marketed products.
Form 10-Q                                                            Page 4

  Suncos

  The Company owns a 50% interest in Suncos Corporation ("Suncos"), a corporation formed for the development and commercialization of Pafase(TM). Pursuant to the terms of agreements entered into with Suncos, the Company conducts certain research and development activities on behalf of Suncos and is paid for such services based upon costs incurred. For the quarter and six months ended June 30, 2000, the Company recognized cost reimbursement revenue under this arrangement of $3.4 million and $6.1 million, respectively. For the quarter and six months ended June 30, 1999, the Company recognized cost reimbursement revenue under this arrangement of $6.3 million and $11.1 million, respectively.

  For the quarter and six months ended June 30, 2000, the Company recognized $1.7 million and $3.2 million of expense, respectively, representing its proportionate share of Suncos' net losses. For the quarter and six months ended June 30, 1999, the Company recognized $3.2 million and $4.7 million of expense, respectively, representing its proportionate share of Suncos' net losses.

  ICOS Clinical Partners, L.P.

  In 1997, ICOS Clinical Partners, L.P. (the "Partnership"), an affiliate of the Company, completed the sale to private investors of interests in the Partnership ("partnership units"). Proceeds from the offering are dedicated to fund the Company's development of product candidates based on three compounds-- LeukArrest(TM), Pafase(TM) and ICM3--pursuant to the terms of a Product Development Agreement. In April 2000, the Company elected to forgo further study of LeukArrest(TM) as the results of an interim efficacy analysis failed to meet the Company's predefined criteria for success. For the quarter and six months ended June 30, 2000, the Company recognized cost reimbursement revenue from the Partnership of $2.0 million and $5.5 million, respectively. For the quarter and six months ended June 30, 1999, the Company recognized cost reimbursement revenue from the Partnership of $3.9 million and $9.1 million, respectively.

  In connection with the Partnership's 1997 sale of limited partnership units, the Company issued Series A warrants to purchase 5.6 million and 2.0 million shares of the Company's common stock at exercise prices of $9.13 and $10.35 per share, respectively. The Series A warrants are exercisable through May 31, 2002. In June 1999, the Company issued Series B warrants to purchase 7.6 million shares of the Company's common stock at an exercise price of $52.49 per share. The Series B warrants issued are exercisable through June 30, 2004. During the six months ended June 30, 2000, warrants to purchase 594,900 shares were exercised at a weighted-average exercise price of $9.46 per share resulting in total proceeds to the Company of $5.6 million. At June 30, 2000, warrants to purchase approximately 10.8 million shares remain outstanding at an average exercise price of $39.57 per share.

Form 10-Q                                                               Page 5

  Lilly ICOS, LLC

  The Company owns a 50% interest in Lilly ICOS LLC ("Lilly ICOS"), a limited liability company. Lilly ICOS was formed by the Company and Eli Lilly and Company ("Lilly") to jointly develop and globally commercialize phosphodiesterase type 5 inhibitors (PDE5) as oral therapeutic agents for the treatment of both male erectile dysfunction and female sexual dysfunction. For the quarter and six months ended June 30, 2000, the Company recognized cost reimbursement revenue under this arrangement of $5.0 million and $8.6 million, respectively. For the quarter and six months ended June 30, 1999, the Company recognized cost reimbursement revenue under this arrangement of $5.8 million and $11.5 million, respectively.

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

  ICOS - Texas Biotechnology L. P.

  On June 6, 2000, the Company and Texas Biotechnology Corporation ("Texas Biotech") formed the joint venture ICOS-Texas Biotechnology L.P. ("ICOS-TBC"), for the purpose of developing and commercializing endothelin-A receptor antagonists. The initial focus of the joint venture will be to initiate a Phase 2b/3 pulmonary hypertension trial for sitaxsentan (a selective endothelin-A receptor antagonist) and explore applications for second generation endothelin antagonists.

  Under the terms of the limited partnership joint venture agreement, ICOS and Texas Biotech agreed to equally fund the development of sitaxsentan and other endothelin receptor antagonists and share equally in the profits of the joint venture. In June 2000, the Company made an initial $2.0 million capital contribution to the joint venture and may make future milestone payments of up to $53.5 million to ICOS-TBC for the development and commercialization of products resulting from the collaboration. In accordance with the joint venture agreement, the Company's initial capital contribution and future milestone payments will be distributed by the joint venture to Texas Biotech.

  For both the quarter and six months ended June 30, 2000, the Company recognized $0.1 million in revenue under a related research and development agreement. During the same periods, the Company also recognized $2.3 million of expense representing its proportionate share of ICOS-TBC net loss since inception.

Form 10-Q                                                               Page 6

3.  Comprehensive Loss
    ------------------

                                                    Three months ended            Six months ended
    (in thousands)                                       June 30,                     June 30,
                                               --------------------------     ------------------------
                                                       2000         1999            2000         1999
                                               --------------------------     ------------------------

Net loss                                           $(17,442)    $(13,960)       $(29,314)    $(21,145)
Other comprehensive income (loss):
  Unrealized holding gains (losses)                      29         (210)             76         (214)
     arising during the period
  Less reclassification adjustment for                    -           13               -           13
     losses included in net loss
                                               -------------------------     ------------------------
  Total other comprehensive income (loss)                29         (197)             76         (201)
                                               -------------------------     ------------------------
Comprehensive loss                                 $(17,413)    $(14,157)       $(29,238)    $(21,346)
                                               =========================     ========================


4.  Net Loss Per Common Share
    -------------------------

    Net loss per common share is based on the weighted-average number of common shares outstanding during the period. For the quarter and six months ended June 30, 2000, options to acquire 8.1 million shares of common stock and warrants to acquire 10.8 million shares of common stock have been excluded from the computation of net loss per common share because their impact would be antidilutive. For quarter and six months ended June 30, 1999, options to acquire
8.6 million shares of common stock and warrants to acquire 11.7 million shares of common stock have been excluded from the computation of net loss per common share because their impact would be antidilutive.

5.  Financing
    ---------

    The Company anticipates that its existing cash, along with interest income from cash investments, anticipated payments from affiliates, and cash flow from other operating activities, will be sufficient to fund its cash requirements through the first quarter of 2001. However, the amounts and timing of expenditures will depend on the progress of ongoing research and development, the rate at which operating losses are incurred, the execution of development and licensing agreements with potential corporate partners, the Company's development of products, the Food and Drug Administration's regulatory process, and other factors, many of which are beyond the Company's control. The Company's existing capital resources and collaborative arrangements will not be sufficient to fund the Company's operations through commercialization of its first product. Accordingly, the Company will need to raise substantial additional funds for its programs. The Company is currently evaluating financing alternatives, some that may involve the sale of additional equity, commencement of additional corporate partnerships and other methods of raising capital from public, private, and corporate sources. The Company anticipates completion of one or more of these financing events before the end of the first quarter of 2001.

Form 10-Q                                                               Page 7

6.  Operating Segments
    ---------------------

     The Company's operations are confined to one operating segment, the discovery and development of proprietary pharmaceuticals for the treatment of serious medical conditions.

7.  New Accounting Pronouncements
    -------------------------------

    In June 2000, the SEC issued Staff Accounting Bulletin No. 101B ("SAB 101B"). SAB 101B delays the effective date of Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements," to no later than the fourth quarter of fiscal years beginning after December 15, 1999. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues.
The interpretation of SAB No. 101 is currently uncertain as it relates to biotechnology companies and, consequently, the impact on the Company's financial statements is unknown. The Company is in the process of determining the potential impact of the new pronouncement.

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

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect the adoption of SFAS No. 133 will have a material impact on its consolidated financial statements because the Company does not currently hold any derivative instruments.

Form 10-Q                                                                Page 8

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

Results of Operations
---------------------

    Revenue for the second quarter of 2000 was $10.5 million compared to $16.0 million during the second quarter of 1999. Current period revenue included cost reimbursement of $3.4 million from Suncos Corporation ("Suncos"), $2.0 million from ICOS Clinical Partners L.P. (the "Partnership"), $5.0 million from Lilly ICOS LLC ("Lilly ICOS") and $0.1 million from ICOS-Texas Biotechnology L.P. ("ICOS-TBC"). Revenue for the second quarter of 1999 consisted of cost reimbursement of $6.3 million from Suncos, $3.9 million from the Partnership and $5.8 million from Lilly ICOS.

Form 10-Q                                                               Page 9

    Revenue for the first six months of 2000 was $20.2 million and consisted primarily of cost reimbursement of $6.1 million from Suncos, $5.5 million from the Partnership, $8.6 million from Lilly ICOS and $0.1 million from ICOS-TBC. Revenue for the first six months of 1999 was $32.2 million and consisted of cost reimbursement of $11.1 million from Suncos, $9.1 million from the Partnership, $11.5 million from Lilly ICOS and $0.5 million received under the Company's research and development agreement with Abbott Laboratories ("Abbott").

    The decline in revenue, both on a quarter and year-to-date basis, reflects a reduction in reimbursable clinical trial and development activities during 2000 as compared to the same periods of the prior year.

    Total operating expenses were $25.3 million during the second quarter of 2000 compared to $27.8 million in the same period of 1999. Total operating expenses were $47.0 million for the first six months of 2000 compared to $50.9 million in the comparable 1999 period.

    Research and development expenses totaled $23.7 million during the second quarter of 2000 compared to $26.6 million in the second quarter of 1999. Research and development expenses for the first six months of 2000 were $43.9 million compared to $48.9 million for the first six months of 1999. The decline in research and development expenses, on both a quarter and year-to-date basis, was due primarily to the discontinuation of further clinical activity associated with LeukArrest(TM) as well as the completion of a Pafase(TM) ERCP study that was ongoing during the first half of 1999. Current quarter and year-to-date expenses also reflect costs related to the acquisition of additional technology rights and LFA-1 compounds from Abbott.

    General and administrative expenses for the second quarter of 2000 were $1.6 million compared to $1.2 million in the same period of 1999. General and administrative expenses for the first six months of 2000 were $3.1 million compared to $2.0 million in the same period of 1999. The increase in general and administrative expenses reflects certain management transition costs incurred during the first six months of the current year.

   During the second quarter of 2000, the Company recognized $4.0 million in losses related to its equity affiliates as compared to $3.3 million in losses during the second quarter of 1999. On a year-to-date basis, losses related to equity affiliates totaled $5.5 million during the first six months of 2000 as compared to $4.8 million during the same period of the prior year. Equity interests in affiliate net losses primarily relate to the continued progression of the Company's clinical trial activity associated with Pafase(TM). Current year results also reflect the Company's share of losses related to the start-up activities of ICOS-TBC.

    Investment income for the second quarter of 2000 totaled $1.1 million compared to $0.9 million for the second quarter of 1999. Investment income for the first six months of 2000 totaled $2.3 million compared to $2.0 million for the same period of the prior year. The increase in investment income on both a quarter and year-to-date basis reflects higher returns on investments in the current year as a result of higher yields on invested securities.

Form 10-Q                                                               Page 10

    As a result of the above, the Company reported a net loss of $17.4 million, or $0.38 per share, for the second quarter ended June 30, 2000, compared to a net loss of $14.0 million, or $0.32 per share, for the same period in 1999. For the six months ended June 30, 2000, the Company reported a net loss of $29.3 million, or $0.64 per share, compared to a net loss of $21.1 million, or $0.50 per share for the comparable period in 1999.

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

    The Company's operating expenses may increase during 2000 and subsequent years as it adds the personnel and facilities associated with advancing potential product candidates through development and clinical trials and prepares for the commercial launch of its potential products. Foreseeable incremental expenses may include, but are not limited to, those associated with the Company's own pre-marketing activities, product development, preclinical studies and clinical trials, patent filings and administrative activities. The Company may also incur costs and make capital contributions under its joint venture agreements with Suntory, Lilly and Texas Biotechnology related to the development of Pafase(TM), IC351 and sitaxsentan, respectively. Some of these expenses are to be reimbursed by affiliates and are recognized as revenue from collaborative research and development from related parties in the Company's condensed consolidated statements of operations. In addition, the clinical and development activities of the Company's affiliates are not entirely within the Company's control. Significant changes in affiliate activities could be cause for fluctuations in the Company's share of affiliate losses from period to period.

Liquidity & Capital Resources
-----------------------------

    At June 30, 2000, the Company had cash, cash equivalents, investment securities, and interest receivable of $59.0 million compared to $69.3 million at December 31, 1999.

    The Company used $28.4 million in cash for operating activities during the first half of 2000 compared to $19.6 million in the same period of 1999. The primary operating uses of cash in both periods relate to the Company's clinical trial activities associated with IC351, Pafase(TM) and LeukArrest(TM) as well as the expansion of other product development efforts. In April 2000, the Company elected to forgo further study of LeukArrest(TM) as the results of an interim efficacy analysis failed to meet the Company's predefined criteria for success. Current year cash outflows also reflect costs related to the acquisition of technology rights and LFA-1 compounds from Abbott.

Form 10-Q                                                                Page 11

    For the six months ended June 30, 2000, the Company generated $23.5 million in cash from investing activities compared to using $47.9 million in cash during the same period of the prior year. Significant cash inflows from investing activities during the first half of 2000 included a $20.2 million net decrease in the Company's short-term investment portfolio and $7.3 million received upon the repayment of a loan to the Partnership. Significant cash outflows during the current year included a capital contribution of $2.0 million upon the formation of ICOS-TBC and $1.8 million invested in capital equipment and leasehold improvements to support the Company's research and development activity. The primary investing uses of cash during the first six months of 1999 included a $34.5 million net increase in the Company's short-term investment portfolio, $10.2 million in equity investments in affiliates and $3.2 million invested in property, plant and equipment.

    The Company generated $15.1 million in cash from financing activities during the first half of 2000 compared to $23.0 million in the same period of 1999. The primary cash inflows in both periods relate to proceeds received from the exercise of stock options and warrants.

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

Form 10-Q                                                                Page 12

    The Company anticipates that its existing cash, along with interest income from cash investments, anticipated payments from affiliates, and cash flow from other operating activities, will be sufficient to fund its cash requirements through the first quarter of 2001. The Company intends to expand its operations and hire the additional personnel necessary to continue development of its current portfolio of product candidates in clinical trials, as well as continue discovery and preclinical research to identify additional potential drug candidates. The Company anticipates that expansion of these activities will increase operating expenses in future years. Further, incremental expenditures will be required for additional laboratory, production, and office facilities to accommodate activities and the personnel associated with this increased development effort. The Company will need to raise additional funds in order to continue to conduct the research and development activities, preclinical studies, clinical trials and pre-marketing activities necessary to bring its product candidates to market and to establish marketing capabilities if and when a product candidate is ready for commercialization. The Company is currently evaluating financing alternatives, some of which may involve the sale of additional equity, commencement of additional corporate partnerships and other methods of raising capital from public, private, and corporate sources. The Company anticipates completion of one or more of these financing events before the end of the first quarter of 2001.

New Accounting Pronouncements
-----------------------------

    In June 2000, the SEC issued Staff Accounting Bulletin No. 101B ("SAB 101B"). SAB 101B delays the effective date of Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements," to no later than the fourth quarter of fiscal years beginning after December 15, 1999. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The interpretation of SAB No. 101 is currently uncertain as it relates to biotechnology companies and, consequently, the impact on the Company's financial statements is unknown. The Company is in the process of determining the potential impact of the new pronouncement.

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

Form 10-Q                                                                Page 13

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect the adoption of SFAS No. 133 will have a material impact on its consolidated financial statements because the Company does not currently hold any derivative instruments.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

    The Company's financial instruments consist of cash and cash equivalents, short-term investments, accounts payable and an equity interest in an affiliate. The Company does not use derivative financial instruments in its investment portfolio. The Company's exposure to market risk for changes in interest rates relates primarily to its short-term investments, thus, fluctuations in interest rates would not have a material impact on the fair value of these securities.

Form 10-Q                                                                Page 14

PART II.  OTHER INFORMATION

     ITEM 4:   Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on May 4, 2000. The proposals voted upon and the results of the voting are as follows:

          1. The following nominees for election as Directors, each to hold office for a term as defined in the Proxy Statement and until their successors are duly elected and qualified, received not less than 35,370,160 votes, which represents 99.62% of the shares of Common Stock voted. Each Director received the number of votes set opposite their respective name:


               Nominee                             For           Withheld
               -------                             ---          ---------
               Frank T. Cary                    35,370,160       135,136
               James L. Ferguson                35,373,547       131,749
               David V. Milligan                35,391,242       114,054


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

               The following Directors are currently serving terms that expire at the 2002 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified:
               Alexander B. Trowbridge
               Gary L. Wilcox
               Walter B. Wriston

Form 10-Q                                                               Page 15

          2. The proposal to approve the appointment of KPMG LLP as the Company's independent public accountants for fiscal year 2000 received the following votes:

                                                                Votes
                                                                -----
              For                                                35,370,160
              Against                                                39,172
              Abstain                                                46,497

              The foregoing proposal was approved.

     ITEM 5:      Other Information

          Pursuant to Rule 14a-4 under the Securities Exchange Act of 1934, as amended, the Company intends to retain discretionary authority to vote proxies with respect to stockholder proposals for which the proponent does not seek inclusion of the proposed matter in the Company's proxy statement for the Company's 2001 Annual Meeting of Stockholders, except in circumstances where (i) the Company receives notice of the proposed matter no later than February 14, 2001, and (ii) the proponent complies with the other requirements set forth in Rule 14a-4.

     ITEM 6:      Exhibits and Reports on Form 8-K

                  (a) See Exhibit Index
                  (b There were no reports on Form 8-K filed during the three months ended June 30, 2000.

Form 10-Q                                                                Page 16

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ICOS CORPORATION


Date:  August 11, 2000              By:  /S/  PAUL N. CLARK
       ---------------                   ------------------
                                         Paul N. Clark
                                         Chairman of the Board of Directors,
                                         Chief Executive Officer and President



Date:  August 11, 2000              By:  /S/  THOMAS N. SWALLOW
       ---------------                   ----------------------
                                         Thomas N. Swallow
                                         Corporate Controller

Form 10-Q                                                                Page 17

                               Index to Exhibits
                               -----------------

                                                                                    Page
                                                                                    ----


10.1     Agreement of Limited Partnership of ICOS -Texas Biotechnology L.P.
         (the "ICOS-TBC Agreement") dated June 6, 2000, among  ICOS-ET-LP LLC,
         Texas Biotechnology Corporation, ICOS-ET-GP LLC and TBC-ET, Inc.,
         including Exhibit D thereto.+                                                #


10.2     Endothelin License Agreement dated June 6, 2000, between Texas
         Biotechnology Corporation and ICOS-Texas Biotechnology L.P. (Exhibit
         A to the ICOS-TBC Agreement).+                                               #


10.3     Research and Development Service Agreement dated June 6, 2000, among ICOS
         Corporation, Texas Biotechnology Corporation and ICOS-Texas Biotechnology
         L.P. (Exhibit B to the ICOS-TBC Agreement).+                                 #


10.4     Formation and Peformance Agreement, dated June 6, 2000, by and between
         Corporation and Texas Biotechnology Corporation.+                            #


10.5     Restated R & D Collaboration / License Agreement dated May 31, 2000,
         between ICOS Corporation and Abbott Laboratories .+                          #


27.1    Financial Data Schedule                                                       #





    __________________________
    # Filed with this document
    + Confidential treatment has been requested with respect to portions of this exhibit.

Form 10-Q                                                                Page 18