Form 10-Q
period 2000-09-30
ICOS CORP / DE
filed 2000-10-18
CIK 874294

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended September 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No ____
                                       -

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class                        Outstanding as of September 30, 2000
           -----                        ------------------------------------

  Common Stock, $0.01 par value                      46,930,877

                               ICOS CORPORATION
                               ----------------

                               TABLE OF CONTENTS
                               -----------------

                                                                                                          PAGE NO.
                                                                                                          --------
PART I.  Financial Information

         ITEM 1. Financial Statements

         Condensed Consolidated Statements of Operations for the three months and nine
         months ended September 30, 2000 and 1999                                                              1

         Condensed Consolidated Balance Sheets as of September 30, 2000 and
         December 31, 1999                                                                                     2

         Condensed Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2000 and 1999                                                                           3

         Notes to Condensed Consolidated Financial Statements                                                  4

         ITEM 2.

         Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                                         10

         ITEM 3.

         Quantitative and Qualitative Disclosure About Market Risk                                             16

PART II. Other Information

         ITEM 6. Exhibits and Reports on Form 8-K                                                              17

SIGNATURE                                                                                                      18

EXHIBITS                                                                                                       19

PART 1: Financial Information
ITEM 1: Financial Statements


                               ICOS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (in thousands, except per share data)


                                                             Three months ended                     Nine months ended
                                                                September 30,                         September 30,
                                                       ------------------------------          ---------------------------
                                                           2000                1999               2000               1999
                                                           ----                ----               ----               ----
Revenue:

Collaborative research and development from related
parties                                                    $  11,460        $  17,622          $  31,698         $  49,287
Other                                                              -                -                  -               500
                                                           ---------        ---------          ---------         ---------
     Total revenue                                            11,460           17,622             31,698            49,787

Operating expenses:

   Research and development                                   19,694           28,363             63,603            77,252
   General and administrative                                  1,133            1,553              4,253             3,558
                                                           ---------        ---------          ---------         ---------
     Total operating expenses                                 20,827           29,916             67,856            80,810
                                                           ---------        ---------          ---------         ---------

     Operating loss                                           (9,367)         (12,294)           (36,158)          (31,023)
                                                           ---------        ---------          ---------         ---------

Other income (expense):
   Equity in losses of affiliates                            (13,436)          (5,393)           (18,922)          (10,168)
   Investment income                                             918            1,048              3,184             3,097
   Other, net                                                    200              240                897               550
                                                           ---------        ---------          ---------         ---------
                                                             (12,318)          (4,105)           (14,841)           (6,521)
                                                           ---------        ---------          ---------         ---------
     Net loss                                              $ (21,685)       $ (16,399)         $ (50,999)        $ (37,544)
                                                           =========        =========          =========         =========

Net loss per common share - basic and diluted              $   (0.47)       $   (0.37)         $   (1.11)        $   (0.87)
                                                           =========        =========          =========         =========
Weighted-average common shares outstanding - basic
  and diluted                                                 46,494           43,970             45,851            43,134

    See accompanying notes to condensed consolidated financial statements.

                                ICOS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                          ASSETS
                                                                                   September 30,       December 31,
                                                                                      2000               1999
                                                                                  ----------------    ---------------
                                                                                   (unaudited)
Current assets:
  Cash and cash equivalents                                                              $  19,140          $  12,885
  Investment securities, at market value                                                    33,667             55,349
  Interest receivable                                                                          503              1,020
  Receivables from related parties under collaborative arrangements                         20,415              9,780
  Loan receivable from related party                                                             -              7,341
  Other current assets                                                                       2,302              2,049
                                                                                         ---------          ---------
     Total current assets                                                                   76,027             88,424
Net property and equipment, at cost                                                         19,683             21,042
Investments in affiliates                                                                      133              3,241
Other assets                                                                                   123                 81
                                                                                         ---------          ---------
                                                                                         $  95,966          $ 112,788
                                                                                         =========          =========

                                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                       $   2,320          $   4,854
  Accrued clinical expenses                                                                  2,698              3,409
  Due to affiliates                                                                         13,635                  -
  Other accrued expenses                                                                     3,802              5,126
                                                                                         ---------          ---------
     Total current liabilities                                                              22,455             13,389
Stockholders' equity:
  Common stock                                                                                 469                448
  Additional paid-in capital                                                               248,391            223,477
  Accumulated other comprehensive loss                                                         (40)              (216)
  Accumulated deficit                                                                     (175,309)          (124,310)
                                                                                         ---------          ---------
     Total stockholders' equity                                                             73,511             99,399
                                                                                         ---------          ---------
                                                                                         $  95,966          $ 112,788
                                                                                         =========          =========

    See accompanying notes to condensed consolidated financial statements.

                               ICOS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)

                                                                                            Nine months ended September 30,
                                                                                        --------------------------------------
                                                                                             2000                   1999
                                                                                        ---------------        ---------------
Cash flows from operating activities:
   Net loss                                                                             $       (50,999)       $       (37,544)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                                3,424                  3,361
     Loss on sale of investment securities                                                            -                     13
     Equity in losses of affiliates                                                              18,922                 10,168
     Stock compensation costs                                                                       555                      -
     Change in operating assets and liabilities:
        Interest receivable                                                                         517                   (690)
        Receivables from related parties under collaborative arrangements                       (11,036)                (6,693)
        Other current assets                                                                        397                   (129)
        Accounts payable                                                                         (2,381)                 2,543
        Accrued clinical expenses                                                                  (711)                (1,547)
        Other accrued expenses                                                                   (1,324)                  (355)
        Other                                                                                       (42)                   (72)
                                                                                        ---------------        ---------------
      Net cash used in operating activities                                                     (42,678)               (30,945)

Cash flows from investing activities:
   Purchases of investment securities                                                           (15,860)               (54,324)
   Maturities of investment securities                                                           33,959                 13,686
   Sales of investment securities                                                                 3,999                  1,981
   Acquisitions of property and equipment                                                        (2,461)                (4,175)
   Proceeds upon repayment of related party loan                                                  7,341                      -
   Equity investments in affiliates                                                              (2,179)               (10,219)
                                                                                        ---------------        ---------------
          Net cash provided by (used in) investing activities                                    24,799                (53,051)
                                                                                        ---------------        ---------------

Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants                                          22,158                 23,605
   Proceeds from issuance of warrants                                                             1,976                  3,020
                                                                                        ---------------        ---------------
          Net cash provided by financing activities                                              24,134                 26,625

          Net increase (decrease) in cash and cash equivalents                                    6,255                (57,371)
Cash and cash equivalents at beginning of period                                                 12,885                 69,584
                                                                                        ---------------        ---------------
Cash and cash equivalents at end of period                                              $        19,140        $        12,213
                                                                                        ===============        ===============

Supplemental disclosure concerning cash flow information:
   Cash paid during the period for income taxes                                         $             -        $           648
                                                                                        ===============        ===============

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

     Principles of Consolidation

     The condensed consolidated financial statements include the accounts of ICOS and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

     Reclassifications

     Certain reclassifications of prior year amounts have been made to conform to the presentation of current year amounts.


2.   Research and Development Arrangements
     -------------------------------------


     Abbott Laboratories

     In April 1995, the Company formed a collaboration with Abbott Laboratories ("Abbott") to discover small molecule drugs that modulate the intracellular signaling connections of certain intercellular adhesion molecules and integrins. In September 1997, the Company expanded and extended this relationship to include small molecule antagonists of the extracellular domains of certain integrins and intercellular adhesion molecules. The research program under which the Company received research funding from Abbott ended on April 1, 1999. Under the terms of the agreement, each company had exclusive rights to drugs against specific molecular targets with royalties and milestone obligations to the other party. Each party was responsible for the development, registration and commercialization of its own product candidates. In addition, the collaboration provided the Company with a library of chemical compounds for use in the Company's own discovery programs. In June 2000, the Company acquired Abbott's rights to drugs for indications covered by the collaboration, and the Company now has marketing rights to all compounds in all indications worldwide. Abbott will receive royalties on any marketed products.


     Suncos

     In February 1997, the Company and Suntory Limited formed Suncos Corporation ("Suncos"), a joint venture to develop and commercialize PAFASE(R) worldwide. Under the terms of the arrangement, the joint venture was established with a $30 million cash investment by Suntory to Suncos. The Company granted Suncos a license to all rights to Pafase on a worldwide basis. Both the Company and Suntory retain 50% ownership in Suncos. Suncos has granted Suntory exclusive rights to develop and commercialize Pafase in Japan, and Suncos has granted the Company exclusive rights to develop and commercialize Pafase in the United States. Suncos retains the rights to develop and commercialize Pafase in Europe and the rest of the world. Suncos is managed jointly by Suntory and the Company. Suntory and the Company will each pay royalties to Suncos on sales of Pafase in their respective territories.

     For the quarter and nine months ended September 30, 2000, the Company recognized cost reimbursement revenue under this arrangement of $4.5 million and $10.6 million, respectively. For the quarter and nine months ended September 30, 1999, the Company recognized cost reimbursement revenue under this arrangement of $10.7 million and $21.8 million, respectively.

     For the quarter and nine months ended September 30, 2000, the Company recognized $2.3 million and $5.5 million of equity in losses of affiliates, respectively, representing its proportionate share of Suncos' net losses. For the quarter and nine months ended September 30, 1999, the Company recognized $5.3 million and $10.0 million of equity in losses of affiliates, respectively, representing its proportionate share of Suncos' net losses.


     ICOS Clinical Partners, L.P.

     In 1997, ICOS Clinical Partners, L.P. (the "Partnership"), an affiliate of the Company, completed the sale to private investors of interests in the Partnership ("partnership units"). Proceeds from the offering are dedicated to fund the Company's development of certain product candidates including Pafase. For the quarter and nine months ended September 30, 2000, the Company recognized cost reimbursement revenue from the Partnership of $1.3 million and $6.8 million, respectively. For the quarter and nine months ended September 30, 1999, the Company recognized cost reimbursement revenue from the Partnership of $4.3 million and $13.4 million, respectively.

     In connection with the Partnership's 1997 sale of limited partnership units, the Company issued Series A warrants to purchase 5.6 million and 2.0 million shares of the Company's common stock at exercise prices of $9.13 and $10.35 per share, respectively. The Series A warrants are exercisable through May 31, 2002. In June 1999, the Company issued Series B warrants to purchase 7.6 million shares of the Company's common stock at an exercise price of $52.49 per share. The Series B warrants issued are exercisable through June 30, 2004. During the nine months ended September 30, 2000, warrants to purchase 1,053,400 shares were exercised at a weighted-average exercise price of $9.74 per share resulting in total proceeds to the Company of $10.3 million. At September 30, 2000, warrants to purchase approximately 10.3 million shares remain outstanding at a weighted-average exercise price of $40.88 per share.


     Lilly ICOS, LLC

     In October 1998, the Company and Eli Lilly and Company formed Lilly ICOS LLC ("Lilly ICOS"), a 50/50-owned limited liability company, to develop and globally commercialize PDE5 inhibitors. Lilly ICOS is developing CIALIS(TM) as an oral therapeutic agent for the treatment of both erectile dysfunction and female sexual dysfunction. Under the terms of the joint venture agreement, the Company received a $75.0 million payment upon formation of the joint venture and an additional $15.0 million payment in 1999 upon initiation of a Phase 3 clinical trial program for Cialis, and could receive additional payments based on the progression of Cialis through development. The joint venture was initially capitalized by Eli Lilly through cash contributions and the contribution by the Company of intellectual property associated with Cialis and its research platform. The joint venture will market any products resulting from this collaborative effort in North America and Europe. For countries outside North America and Europe, potential products will be licensed exclusively to Eli Lilly for commercialization with a royalty paid to the joint venture.

     For the quarter and nine months ended September 30, 2000, the Company recognized cost reimbursement revenue under this arrangement of $4.8 million and $13.3 million, respectively. For the quarter and nine months ended September 30, 1999, the Company recognized cost reimbursement revenue under this arrangement of $2.6 million and $14.1 million, respectively.

     The intellectual property contributed to Lilly ICOS by the Company had no basis for financial reporting purposes and, accordingly, the Company recorded its initial investment in Lilly ICOS at zero. The Company did not recognize any portion of Lilly ICOS' operating losses during the time the joint venture activities were funded exclusively by Lilly. In the third quarter of 2000, the Company began recognizing its share of Lilly ICOS' losses because the Company will now provide its proportionate share of the funding of joint venture operations. For the quarter and nine months ended September 30, 2000, the Company recognized $9.4 million of equity in losses of affiliates, representing its share of the net losses of Lilly ICOS.


     ICOS - Texas Biotechnology L. P.

     In June 2000, the Company and Texas Biotechnology formed ICOS-Texas Biotechnology L.P. ("ICOS-TBC"), a 50/50-owned limited partnership, to develop and commercialize endothelin antagonists such as sitaxsentan. Under the terms of this arrangement, the Company and Texas Biotechnology will equally fund the development of endothelin antagonists and equally share in the profits of the partnership. The Company made an initial $2.0 million payment to Texas Biotechnology and may make further milestone payments of up to $53.5 million. Texas Biotechnology made an initial contribution of intellectual property associated with endothelin antagonists, including patent rights and technical information. Both parties will provide the partnership with research and development services. The partnership will manufacture, market and sell any products resulting from the collaboration worldwide.

     For the quarter and nine months ended September 30, 2000, the Company recognized $0.9 million and $1.0 million, respectively, in revenue under a research and development agreement with Texas Biotechnology. During the same periods, the Company also recognized equity in losses of affiliates of $1.6 million and $3.9 million, respectively, representing its proportionate share of the ICOS-TBC net losses.


3.   Comprehensive Loss
     ------------------

                                                   Three months ended        Nine months ended
(in thousands)                                       September 30,             September 30,
                                               -------------------------- ------------------------
                                                      2000        1999          2000        1999
                                               -------------------------- ------------------------
Net loss                                          $(21,685)   $(16,399)     $(50,999)   $(37,544)
Other comprehensive income (loss):
  Unrealized holding gains (losses)                    100           9           176        (191)
     arising during the period
  Less reclassification adjustment for
     losses included in net loss                         -           4             -           3
                                               -------------------------  ------------------------
  Total other comprehensive income (loss)              100          13           176        (188)
                                               -------------------------  ------------------------
Comprehensive loss                                $(21,585)   $(16,386)     $(50,823)   $(37,732)
                                               =========================  ========================


4.   Net Loss Per Common Share
     -------------------------

     Net loss per common share is based on the weighted-average number of common shares outstanding during the periods. For the quarter and nine months ended September 30, 2000, options to acquire 7.7 million shares of common stock and warrants to acquire 10.3 million shares of common stock have been excluded from the computation of net loss per common share because their impact would be antidilutive. For the quarter and nine months ended September 30, 1999, options to acquire 8.6 million shares of common stock and warrants to acquire 11.5 million shares of common stock have been excluded from the computation of net loss per common share because their impact would be antidilutive.

5.   Financing
     ---------

     On October 11, 2000, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (the "SEC") in connection with a proposed offering of 5.0 million shares of the Company's common stock. The Company anticipates that the proceeds from this offering, if consummated, along with its existing cash, interest income from investments, anticipated payments from affiliates, and cash flow from other operating activities, will be sufficient to fund its cash requirements for at least the next 18 months. However, the amounts and timing of expenditures will depend on the progress of ongoing research and development, the rate at which operating losses are incurred, the execution of development and licensing agreements with potential corporate partners, the Company's development of products, the Food and Drug Administration's regulatory process, and other factors, many of which are beyond the Company's control.


6.   Operating Segments
     ------------------

     The Company's operations are confined to one operating segment, the discovery and development of proprietary pharmaceuticals for the treatment of serious medical conditions.


7.   Recent Accounting Pronouncements
     --------------------------------

     In June 2000, the SEC issued Staff Accounting Bulletin No. 101B, or SAB 101B. SAB 101B delays the effective date of Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements," to no later than the fourth quarter of fiscal years beginning after December 15, 1999. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues.
The interpretation of SAB 101 is currently uncertain as it relates to biotechnology companies and, consequently, the impact on the Company's financial statements is unknown. The Company is currently evaluating the impact of SAB 101 on the accounting for license fees received under collaboration agreements. Should the Company determine that a change in the method of accounting for these fees is necessary, such changes will be made in the fourth quarter of 2000.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation; an Interpretation of Accounting Principles Board Opinion No. 25." Interpretation No. 44 clarifies the application of Interpretation of Accounting Principles Board Opinion No. 25, or APB 25, and became effective on July 1, 2000. Interpretation No. 44 clarifies the definition of "employee" for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Company's adoption of Interpretation No. 44 on July 1, 2000 did not have a material impact on its consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect the adoption of SFAS 133 will have a material impact on its consolidated financial statements as the Company does not currently hold any derivative instruments.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Risks and Uncertainties
-----------------------

     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes included elsewhere in this report. This discussion contains forward-looking statements that are subject to certain risks and uncertainties including, without limitation, statements of our plans, objectives, expectations and intentions. The words "believes," "intends," "anticipates," "plans to," "expects" and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those anticipated or implied by the forward-looking statements discussed here. Factors that could cause or contribute to such differences include risks associated with clinical development, regulatory approvals, product commercialization, intellectual property claims, litigation and other risks discussed under "Important Factors Regarding Forward-Looking Statements" in our annual report on Form 10-K for the year ended December 31, 1999, and under "Risk Factors" in our Registration Statement on Form S-3 filed with the SEC on October 11, 2000. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Overview
--------

     ICOS is a product-driven company that is developing and has expertise in both protein-based and small molecule therapeutics. We combine our capabilities in molecular, cellular and structural biology, high throughput drug screening, medicinal chemistry and genomics to develop highly innovative products with significant commercial potential. We and our partners currently have three product candidates in late-stage clinical development: Cialis, which is in Phase 3 clinical trials; Pafase, which is anticipated to enter Phase 3 clinical trials in the first quarter of 2001; and sitaxsentan, which is anticipated to enter Phase 2b/3 clinical trials in the first quarter of 2001. We plan to submit a new drug application for Cialis in the second half of 2001, subject to successfully concluding our clinical trials. To enhance our internal development efforts, we have established collaborations with other pharmaceutical and biotechnology companies, including Eli Lilly, Suntory and Texas Biotechnology.

     We recognize revenue for our contracts for research and development efforts, including those under collaborative agreements, as the related expenses are incurred. Payments received that are related to future performance are deferred and recognized as revenue over the appropriate future performance periods.

     We recognize our share of the operating results of our collaborations in proportion to our ownership interest in the collaboration and record it as equity in gains (losses) of affiliates. Losses relating to our collaborations are recognized only to the extent we have made or are committed to make capital contributions to the collaboration. Operating results of our collaborations include expenses related to research and development efforts that we recognize as revenue. Due to the nature of our collaborative agreements, cost reimbursement revenue, which is included in collaborative research and development from related parties, largely depends on the continued progression of clinical trial and development activities.

     Cost reimbursement revenue includes revenue recognized pursuant to our product development agreement with ICOS Clinical Partners L.P., a limited partnership composed of private investors to fund development of certain of our product candidates. Proceeds received under this agreement are apportioned between collaborative research and development revenue from related parties and additional paid-in capital for the purchase of warrants. The amount recognized as revenue under this agreement is based on a relationship between costs incurred and available funding. As of September 30, 2000, there remained approximately $4.3 million available to be recognized as revenue under this agreement through March 31, 2001.

     We have incurred significant operating losses since we began operations in September 1990. As of September 30, 2000, we had an accumulated deficit of $175.3 million. We expect that our operating expenses will continue to increase during 2000 and subsequent years as we attempt to complete development of our product candidates, obtain necessary regulatory approvals and manufacture and market these product candidates. In particular, we expect to incur substantial marketing and other costs related to commercializing Cialis if we are able to complete clinical trials and obtain regulatory approval for this product candidate. We may also incur costs and make capital contributions under our collaborative agreements with Eli Lilly, Suntory and Texas Biotechnology related to the development of Cialis, Pafase and sitaxsentan, respectively. The clinical and development activities of our affiliates are not entirely within our control. On October 11, 2000, we filed a Registration Statement on Form S-3 with the SEC in connection with a proposed offering of 5.0 million shares of common stock. We expect that the net proceeds from this offering, if consummated, will allow us to pursue our internal research and development activities more aggressively and may provide us increased flexibility in establishing future collaborations. As a result of these factors, we expect to incur losses for at least the next three years.

     Our results of operations may vary significantly from period to period and will depend on, among other factors, the timing of expenses, payments received from collaborations, and the progress of our research and development efforts. We may experience significant fluctuations in both cost reimbursement revenue and revenue from the license of technology to related parties from one period to the next. Revenue from the license of technology to related parties may be tied to the achievement of research and development objectives or milestones and may also depend on the success of our clinical trial and development efforts. In addition, significant changes in joint venture activities could cause fluctuations in the amount of affiliate losses from period to period.

Results of Operations
---------------------

Revenue

     Revenue for the third quarter of 2000 decreased 35% to $11.5 million compared to $17.6 million during the third quarter of 1999. Revenue for the third quarter of 2000 consisted primarily of $4.5 million in cost reimbursement revenue from Suncos, $1.3 million from ICOS Clinical Partners, $4.8 million from Lilly ICOS and $0.9 million from ICOS-Texas Biotechnology. Revenue for the third quarter of 1999 consisted of $10.7 million in cost reimbursement revenue from Suncos, $4.3 million from ICOS Clinical Partners and $2.6 million from Lilly ICOS.

     Revenue for the first nine months of 2000 decreased 36% to $31.7 million compared to $49.8 million for the first nine months of 1999. Revenue for the first nine months of 2000 consisted primarily of $10.6 million in cost reimbursement revenue from Suncos, $6.8 million from ICOS Clinical Partners, $13.3 million from Lilly ICOS and $1.0 million from ICOS-Texas Biotechnology. Revenue for the first nine months of 1999 consisted of $21.8 million in cost reimbursement revenue from Suncos, $13.4 million from ICOS Clinical Partners, $14.1 million from Lilly ICOS and $0.5 million received under a research and development agreement with Abbott Laboratories.

     The decrease in revenue, both on a quarterly and year-to-date basis, reflects a reduction in reimbursable clinical trial and development expenses primarily associated with Pafase as well as a reduction in available funding from ICOS Clinical Partners during 2000 compared to the same periods of the prior year.

Operating Expenses

     Research and development. Research and development expense consists primarily of costs associated with conducting basic research, clinical trials for our product candidates and other costs incurred in direct support of those activities. Research and development expense for the third quarter of 2000 decreased 31% to $19.7 million compared to $28.4 million for the third quarter of 1999. Research and development expense for the first nine months of 2000 decreased 18% to $63.6 million compared to $77.3 million for the first nine months of 1999. The decrease in research and development expense, on both a quarterly and year-to-date basis, was primarily due to the discontinuation of clinical activity associated with product candidate LEUKARREST(TM) in 2000 as well as completion in 2000 of multiple Pafase clinical studies that were ongoing during 1999. This decrease was partially offset by increased research and development expenses associated with sitaxsentan and our small molecule product candidates IC485 and IC747.

     General and administrative. General and administrative expense consists primarily of costs associated with corporate support functions, general management and other activities not directly related to research and development efforts. General and administrative expense for the third quarter of 2000 decreased 27% to $1.1 million compared to $1.6 million in the third quarter of 1999. The decrease reflects reduced expenses in a number of administrative areas in the third quarter of 2000 compared to the third quarter of 1999. General and administrative expense for the first nine months of 2000 increased 20% to $4.3 million compared to $3.6 million for the first nine months of 1999. The increase was primarily due to certain management transition costs incurred during the first nine months of 2000.

Equity in losses of affiliates

     Equity in losses of affiliates represents our share of the operating losses of our collaborations. During the third quarter of 2000, equity in losses of affiliates increased 149% to $13.4 million compared to $5.4 million during the third quarter of 1999. During the first nine months of 2000, equity in losses of affiliates increased 86% to $18.9 million compared to $10.2 million during the first nine months of 1999. The increase, on both a quarterly and year-to-date basis, was primarily due to continued progression of our clinical trial activity for Cialis as well as our share of losses related to the start-up activities of ICOS-Texas Biotechnology, partially offset by lower costs associated with clinical trial activity for Pafase. In addition, in the third quarter of 2000, we began to recognize our share of Lilly ICOS' losses because we will now provide our proportionate share of the funding of Lilly ICOS' operations pursuant to our collaboration agreement with Eli Lilly. Prior to the third quarter of 2000, Eli Lilly funded all of Lilly ICOS' operations. Our equity in the losses of Lilly ICOS for both the third quarter and the first nine months of 2000 was $9.4 million.

Investment income

     Investment income for the third quarter of 2000 decreased 12% to $0.9 million compared to $1.0 million for the third quarter of 1999. This decrease was primarily due to lower average cash balances available for investment during the third quarter of 2000. Investment income for the first nine months of 2000 increased 3% to $3.2 million compared to $3.1 million for the first nine months of 1999. This increase was primarily due to higher yields on investment balances during the first nine months of 2000.

Net loss

     As a result of the above, we reported a net loss of $21.7 million, or $0.47 per share, for the third quarter of 2000, compared to a net loss of $16.4 million, or $0.37 per share, for the third quarter of 1999. For the first nine months of 2000, we reported a net loss of $51.0 million, or $1.11 per share, compared to a net loss of $37.5 million, or $0.87 per share, for the first nine months of 1999.

Liquidity & Capital Resources
-----------------------------

     As of September 30, 2000, we had cash, cash equivalents, investment securities available for sale, and interest receivable of $53.3 million compared to $69.3 million as of December 31, 1999.

     We used $42.7 million in cash for operating activities during the first nine months of 2000 compared to $30.9 million during the first nine months of 1999. The primary operating uses of cash during the first nine months of 2000 relate to our clinical trial activities associated with Cialis and Pafase as well as the expansion of other product development efforts. Current year cash outflows also reflect costs related to the acquisition of technology rights and LFA-1 compounds from Abbott Laboratories. The primary operating uses of cash during the first nine months of 1999 relate to our clinical trial activities associated with Cialis, Pafase and LeukArrest as well as the expansion of other product development efforts.

     We generated $24.8 million in cash from investing activities during the first nine months of 2000 compared to using $53.1 million in cash during the first nine months of 1999. Significant cash inflows from investing activities during the first nine months of 2000 included a $22.1 million net decrease in our short-term investment portfolio and $7.3 million received upon the repayment of a loan to ICOS Clinical Partners. Significant cash outflows during the first nine months of 2000 included a $2.0 million capital contribution upon the formation of ICOS-Texas Biotechnology and $2.5 million invested in capital equipment and leasehold improvements to support our research and development activities. The primary investing uses of cash during the first nine months of 1999 included a $38.7 million net increase in our short-term investment portfolio, $10.2 million in equity investments in affiliates and $4.2 million invested in property, plant and equipment.

     We generated $24.1 million in cash from financing activities during the first nine months of 2000 compared to $26.6 million during the first nine months of 1999. The primary cash inflows in both periods relate to proceeds received from the exercise of stock options and warrants.

     Our future cash requirements will depend on various factors, many of which are beyond our control, including:

 .    continued scientific progress in our research and development programs;

 .    the results of clinical trials and preclinical studies;

 .    acquisitions of products or technologies, if any;

 .    relationships with corporate collaborators;

 .    capital contributions to our joint ventures, including Lilly ICOS;

 .    royalty payments to ICOS Clinical Partners upon commercialization of
     Pafase;

 .    competing technological and market developments;

 .    the time and costs involved in filing and prosecuting patents and enforcing patent claims;

 .    the regulatory process; and

 .    the time and costs of manufacturing, scale-up and commercialization activities.

     We have engaged in collaborations and joint development agreements with other parties where the work and strategies of the other parties complement ours. In some instances, these relationships may involve commitments by us to fund some or all of certain development programs. Although corporate collaborations, partnerships and joint ventures have provided cost reimbursement revenue to us in the past, we cannot assure you that this type of revenue will be available to us in the future.

     We intend to expand our operations and hire the additional personnel necessary to continue development of our current portfolio of product candidates in clinical trials, as well as to continue discovery and preclinical research to identify additional product candidates. We also intend to pursue pre-marketing activities necessary to bring our product candidates to market and to establish marketing capabilities if and when a product candidate is ready for commercialization. We anticipate that expansion of these activities will increase operating expenses in the future. Furthermore, we will need to make incremental expenditures for additional laboratory, production and office facilities to accommodate the activities and personnel associated with this increased development effort.

     We anticipate that our existing cash, interest income from investments, anticipated payments from Suncos, Lilly ICOS and ICOS Clinical Partners, and cash flow from other operating activities, will be adequate to satisfy our cash requirements through the first quarter of 2001. We anticipate that these resources, together with the net proceeds from our proposed offering of 5.0 million shares of our common stock, if consummated, will be adequate to satisfy our cash requirements for at least the next 18 months. However, we cannot assure you that any offering of our common stock will be consummated. Even if such an offering is completed, we may need additional financing, depending on our product development efforts. Additional financing may not be available when we need it or may be unavailable on acceptable terms. If we are unable to raise additional funds when we need them, we may be required to delay, scale back or eliminate expenditures for some of our development programs or grant rights to third parties to develop and market products that we would prefer to develop and market internally.

Recent Accounting Pronouncements
--------------------------------

     In June 2000, the SEC issued Staff Accounting Bulletin No. 101B, or SAB 101B. SAB 101B delays the effective date of Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements," to no later than the fourth quarter of fiscal years beginning after December 15, 1999. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The interpretation of SAB 101 is currently uncertain as it relates to biotechnology companies and, consequently, the impact on our financial statements is unknown. We are currently evaluating the impact of SAB 101 on the accounting for license fees received under collaboration agreements. Should we determine that a change in the method of accounting for these fees is necessary, such changes will be made in the fourth quarter of 2000.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation; an Interpretation of Accounting Principles Board Opinion No. 25." Interpretation No. 44 clarifies the application of Interpretation of Accounting Principles Board Opinion No. 25, or APB 25, and became effective on July 1, 2000. Interpretation No. 44 clarifies the definition of "employee" for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. Our adoption of Interpretation No. 44 on July 1, 2000 did not have a material impact on our consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We do not expect the adoption of SFAS 133 will have a material impact on our consolidated financial statements as we do not currently hold any derivative instruments.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

     Our financial instruments consist of cash and cash equivalents, short-term investments, accounts payable and an equity interest in an affiliate. We do not use derivative financial instruments in our investment portfolio. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments, thus, fluctuations in interest rates would not have a material impact on the fair value of these financial instruments.

PART II.  OTHER INFORMATION

     ITEM 6:  Exhibits and Reports on Form 8-K

              (a)  Exhibits

                   27.1 Financial Data Schedule

              (b) There were no reports on Form 8-K filed during the three months ended September 30, 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ICOS CORPORATION


Date: October 18, 2000                 By: /s/ PAUL N. CLARK
      ----------------                     -----------------
                                           Paul N. Clark
                                           Chairman of the Board of Directors,
                                           Chief Executive Officer and President



Date: October 18, 2000                 By: /s/ SANFORD S. HASKINS
      ----------------                     ----------------------
                                           Sanford S. Haskins
                                           Acting Chief Financial Officer