Form 10-K405/A
period 1999-12-31
ICOS CORP / DE
filed 2000-11-15
CIK 874294

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the annual meeting of stockholders held on May 4, 2000, relating to "Election of Directors," "Continuing Class 2 Directors (until 2001)," "Continuing Class 3 Directors (until 2002)," "Other Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Compensation of Directors," "Executive Compensation," "1999 Option Grants," "1999 Option Exercises and Year-end Option Values," "Compensation Committee Interlocks and Insider Participation," "Employment Contracts, Termination of Employment and Change of Control Arrangements," "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions" are incorporated by reference in Part III of this Form 10-K.

                                    PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

  a) 1. Consolidated Financial Statements
        ---------------------------------

        See Index to Consolidated Financial Statements under Item 8 of this Form 10-K.

     2. Consolidated Financial Statement Schedules
        ------------------------------------------

        Balance sheets of Suncos Corporation as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1999 and the periods from February 6, 1997 (inception) through December 31, 1997 and 1999.

        Independent Auditors' Report

        All other consolidated financial statement schedules have been omitted since the information is not required or because the information required is included in the consolidated financial statements or the notes thereto.

     3. Exhibits
        --------

        See Index to Exhibits filed herewith.

  b) Reports on Form 8-K
     -------------------

     No report on Form 8-K was filed during the fourth quarter of the fiscal year ended December 31, 1999.

  d) Suncos Corporation Financial Statements
     ---------------------------------------


                         Index to Financial Statements
                                                                 Page
                                                                 ----
     Independent Auditors' Report                                  3

     Balance Sheets as of December 31, 1999 and 1998               4

     Statements of Operations for each of the years in
      the two-year period ended December 31, 1999 and the
      periods from February 6, 1997 (inception) through
      December 31, 1997 and 1999.                                  5

     Statements of Stockholders Equity' for each of the
      years in the two-year period ended December 31,
      1999 and the periods from February 6, 1997 (inception)
      through December 31, 1997 and 1999.                          6

     Statements of Cash Flows for each of the years in the
      two-year period ended December 31, 1999 and the
      periods from February 6, 1997 (inception) through
      December 31, 1997 and 1999.                                  7

     Notes to financial statements                               8-11

                         Independent Auditors' Report


The Board of Directors
Suncos Corporation:

We have audited the accompanying balance sheets of Suncos Corporation (a development stage corporation) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1999 and the periods from February 6, 1997 (inception) through December 31, 1997 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suncos Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1999 and the periods from February 6, 1997 (inception) through December 31, 1997 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Suncos Corporation will continue as a going concern. As discussed in note 3 to the financial statements, Suncos Corporation has suffered recurring losses from operations and has a deficit accumulated during the development stage, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Seattle, Washington
January 21, 2000, except as to note 3,
   which is as of November 13, 2000

                              SUNCOS CORPORATION
                       (A Development Stage Corporation)

                                Balance Sheets

                                                                                             December 31
                                                                               -----------------------------------------
                           Assets                                                     1999                  1998
                                                                               -------------------   -------------------
Current assets:
     Cash and cash equivalents                                              $       8,364,010              723,904
     Investment securities, at market value                                                --            5,060,931
     Interest receivable                                                                   --               43,508
                                                                               -------------------   -------------------
             Total current assets                                           $        8,364,010           5,828,343
                                                                               ===================   ===================
             Liabilities and Stockholders' Equity

Current liabilities - accrued expenses payable to related parties           $        1,930,225           3,780,574
                                                                               -------------------   -------------------
Stockholders' equity:
     Common stock, $.0001 par value. Authorized, issued and
        outstanding 9,000 shares at December 31, 1999 and
        6,000 shares at December 31, 1998                                                    1                   1
     Additional paid-in capital                                                     59,999,999          29,999,999
     Deficit accumulated during the development stage                              (53,566,215)        (27,952,231)
                                                                               -------------------   -------------------
             Total stockholders' equity                                              6,433,785           2,047,769

Contingency
                                                                               -------------------   -------------------
             Total liabilities and stockholders' equity                     $        8,364,010           5,828,343
                                                                               ===================   ===================

See accompanying notes to financial statements.

                              SUNCOS CORPORATION
                       (A Development Stage Corporation)

                           Statements of Operations

                                                                                               Period from          Period from
                                                                                               February 6,          February 6,
                                                                                                   1997                1997
                                                                                               (inception)          (inception)
                                                    Year ended            Year ended             through              through
                                                   December 31,          December 31,          December 31,         December 31,
                                                       1999                  1998                  1997                 1999
                                                -------------------   -------------------   -------------------   ------------------
Operating expenses:
  Development expense - Suntory Limited          $      942,372           1,614,956              2,093,054            4,650,382
  Development expense - ICOS Corporation             24,287,625          14,412,449             11,173,672           49,873,746
  Administrative services - Suntory Limited              26,511              43,858                     --               70,369
  Administrative services - ICOS Corporation            765,310             496,549                 23,328            1,285,187
  Other                                                  22,349              26,470                    596               49,415
                                                -------------------   -------------------   -------------------   ------------------

        Total operating expenses                     26,044,167          16,594,282             13,290,650           55,929,099

Interest income                                         430,183             699,302              1,233,399            2,362,884
                                                -------------------   -------------------   -------------------   ------------------

        Net loss                                 $   25,613,984          15,894,980             12,057,251           53,566,215
                                                ===================   ===================   ===================   ==================

See accompanying notes to financial statements.

                              SUNCOS CORPORATION
                       (A Development Stage Corporation)

                       Statements of Stockholders' Equity

                                                                                         Deficit
                                                                                       accumulated     Accumulated
                                                     Common Stock        Additional    during the         other           Total
                                                   ----------------       paid-in      development    comprehensive   stockholders'
                                                   Shares    Amount       capital         stage        income (loss)      equity
                                                   ------   -------     -----------    -----------    --------------- -------------
Balances at February 6, 1997 (inception)               --   $    --              --             --                 --            --

Issuance of common stock
     3,000 shares for $30,000,000 cash and
     3,000 shares in exchange for technology        6,000         1      29,999,999             --                 --    30,000,000
Comprehensive loss:
     Net loss                                          --        --              --    (12,057,251)                --   (12,057,251)
     Unrealized holding loss on investment
       securities                                      --        --              --             --             (2,041)       (2,041)
                                                                                                                      -------------
     Total comprehensive loss                          --        --              --             --                 --   (12,059,292)
                                                   ------   -------     -----------    -----------    --------------- -------------
Balances at December 31, 1997                       6,000         1      29,999,999    (12,057,251)            (2,041)   17,940,708

Comprehensive loss:
     Net loss                                          --        --              --    (15,894,980)                --   (15,894,980)
     Unrealized holding gain on investment
       securities                                      --        --              --             --              2,041         2,041
                                                                                                                      -------------
     Total comprehensive loss                          --        --              --             --                 --   (15,892,939)
                                                   ------   -------     -----------    -----------    --------------- -------------
Balances at December 31, 1998                       6,000         1      29,999,999    (27,952,231)                --     2,047,769

Issuance of 3,000 shares of common stock
  for cash                                          3,000        --      30,000,000             --                 --    30,000,000
Net loss                                               --        --              --    (25,613,984)                --   (25,613,984)
                                                   ------   -------     -----------    -----------    --------------- -------------
Balances at December 31, 1999                       9,000   $     1      59,999,999    (53,566,215)                --     6,433,785
                                                   ======   =======     ===========    ===========    =============== =============

See accompanying notes to financial statements.

                              SUNCOS CORPORATION
                       (A Development Stage Corporation)

                           Statements of Cash Flows

                                                                                                   Period from        Period from
                                                                                                   February 6,        February 6,
                                                                                                       1997               1997
                                                                                                   (inception)        (inception)
                                                              Year ended          Year ended         through            through
                                                             December 31,        December 31,      December 31,       December 31,
                                                                 1999                1998              1997               1999
                                                            ----------------   ---------------   ----------------   ---------------
Cash flows from operating activities:
  Net loss                                               $   (25,613,984)       (15,894,980)       (12,057,251)      (53,566,215)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
       Amortization of investment premiums/discounts                  --           (229,476)          (883,070)       (1,112,546)
       Change in certain assets and liabilities:
         Interest receivable                                      43,508            (32,624)           (10,884)               --
         Accrued expenses payable to related parties          (1,850,349)         2,251,698          1,528,876         1,930,225
                                                            ----------------   ---------------   ----------------   ---------------
              Net cash used in operating activities          (27,420,825)       (13,905,382)       (11,422,329)      (52,748,536)
                                                            ----------------   ---------------   ----------------   ---------------
Cash flows from investing activities:
  Maturities of investment securities                         17,760,931         39,557,189         12,322,000        69,640,120
  Purchases of investment securities                         (12,700,000)       (28,947,667)       (26,879,907)      (68,527,574)
                                                            ----------------   ---------------   ----------------   ---------------
              Net cash provided by (used in)
                investing activities                           5,060,931         10,609,522        (14,557,907)        1,112,546
                                                            ----------------   ---------------   ----------------   ---------------
Cash provided by financing activities - proceeds from
  issuance of common stock                                    30,000,000                 --         30,000,000        60,000,000
                                                            ----------------   ---------------   ----------------   ---------------
              Net  increase (decrease) in cash
                 and cash equivalents                          7,640,106         (3,295,860)         4,019,764         8,364,010

Cash and cash equivalents at beginning of period                 723,904          4,019,764                 --                --
                                                            ----------------   ---------------   ----------------   ---------------
Cash and cash equivalents at end of period               $     8,364,010            723,904          4,019,764         8,364,010
                                                            ================   ===============   ================   ===============

See accompanying notes to financial statements.

                              SUNCOS CORPORATION
                       (A Development Stage Corporation)

                         Notes to Financial Statements

                          December 31, 1999 and 1998


(1)  Organization and Business Operations

     Suncos Corporation (the "Company"), a corporate joint venture, is a development stage corporation that was formed in February 1997 by ICOS Corporation ("ICOS") and Suntory Limited of Japan ("Suntory") to develop and commercialize Pafase/TM/ products for human therapeutic use. The Company is managed jointly by Suntory and ICOS.

     Upon formation of the Company, ICOS contributed an exclusive license for Pafase/TM/ technology to the Company and Suntory contributed $30 million to the Company, each in exchange for 3,000 shares of common stock. The technology contributed to the Company by ICOS had a zero basis for financial reporting purposes and, accordingly, the Company recorded ICOS' initial contribution as zero. The initial $30 million cash investment was depleted in 1999. During 1999, ICOS and Suntory each invested an additional $15 million in the Company in exchange for 1,500 shares of common stock each. Investment beyond the additional $15 million each is at the option of ICOS and Suntory.

(2)  Summary of Significant Accounting Policies

     (a)  Basis of Presentation

          The Company's financial statements are prepared on the accrual basis of accounting.

     (b)  Use of Estimates

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

     (c)  Financial Instruments

          The Company's financial instruments consist of cash and cash equivalents, investment securities, interest receivable, and accrued expenses payable to related parties. The Company's cash and cash equivalents and investment securities are diversified among security types and issuers, and approximate fair value. The Company's other financial instruments are short-term and/or have little or no risk and therefore are considered to have fair value equal to book value. The Company does not have derivative financial instruments in its investment portfolio.

     (d)  Cash and Cash Equivalents

          All highly liquid short-term investments with a maturity of three months or less at purchase are considered to be cash equivalents.

                              SUNCOS CORPORATION
                       (A Development Stage Corporation)

                         Notes to Financial Statements

                          December 31, 1999 and 1998


     (e)  Investment Securities

          The Company's investment securities are classified as available-for-sale and carried at market value, with unrealized gains and losses excluded from results of operations and reported as a component of comprehensive income (loss) in stockholders' equity. Gross realized gains and losses on sales of investment securities are determined using the specific identification method and are included in results of operations.

     (f)  Research and Development Costs

          Research and development costs are charged to expense as incurred.

     (g)  Income Taxes

          Income taxes are accounted for using the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount estimated by management to be realizable.

     (h)  Operating Segments

          The Company's operations are confined to one operating segment, the development and commercialization of Pafase/TM/ products for human therapeutic use.

(3)  Financing

     The Company has experienced recurring losses from operations and has a deficit accumulated during the development stage of $53,566,215 at December 31, 1999. In November, 2000 the joint venture partners agreed to contribute to the Company $5,000,000 each in exchange for 500 shares each of the Company's common stock.

     The Company anticipates that its existing cash, including the contributions described above, along with interest income from cash investments, will be sufficient to fund operations into the first quarter of 2001. However, the amounts and timing of expenditures will depend on the progress of ongoing research and development and other factors. To continue operations, the Company will need to obtain additional financing from the joint venture partners or other collaborative arrangements. There can be no assurance that such financing will be made available on satisfactory terms, if at all. If additional funds are not available, the Company will be required to delay, reduce, or eliminate expenditures for certain, or all, of its research and development programs.

                              SUNCOS CORPORATION
                       (A Development Stage Corporation)

                         Notes to Financial Statements

                          December 31, 1999 and 1998


(4)  License Agreements

     In February 1997, in connection with ICOS' initial capital contribution, the Company entered into a license agreement with ICOS, under which ICOS granted to the Company an irrevocable exclusive right and license to use all proprietary technical information, technology and know-how, for the development, manufacture, production and worldwide commercial sale of Pafase/TM/ for human therapeutic use.

     The Company also entered into license agreements with ICOS and Suntory to grant each an exclusive right to manufacture and sell Pafase/TM/ products in the United States and Japan, respectively, in exchange for royalty payments. The Company will retain all rights to market the potential products in territories outside the United States and Japan.

(5)  Development and Supply Agreement

     The Company has a Development and Supply Agreement (the "Agreement") with ICOS and Suntory. Under the terms of the Agreement, ICOS and Suntory conduct development work with respect to the improvement and commercial development of the Pafase/TM/ technology. The Company pays ICOS and Suntory actual expenses incurred by ICOS and Suntory plus a profit of 5%. The Company incurred $25,229,997, $16,027,405 and $13,266,726 in expenses for development work in 1999, 1998, and for the period from February 6, 1997 to December 31, 1997, respectively. At December 31, 1999 and 1998, the Company had payables to ICOS and Suntory for development work aggregating $1,795,923 and $3,734,299, respectively. ICOS has agreed to supply to the Company, for ultimate use by Suntory and the Company, sufficient amounts of Pafase/TM/ to carry out the goals and purposes of the development program.

     The Agreement terminates at the earlier of December 2011, the liquidation of the Company or completion of the development program.

(6)  Services Agreements

     The Company has services agreements with ICOS and Suntory whereby both companies have agreed to make general management support available in connection with the daily operation of the Company and provide commercial development, marketing research and administrative services to the Company. ICOS and Suntory are reimbursed for a percentage of their total general and administrative expenses calculated based on the ratio of full-time equivalent employees assigned to Pafase/TM/ to total full-time equivalent employees, plus a 5% profit. The Company incurred $791,821, $540,407, and $23,328 in general and administrative expenses in 1999, 1998, and for the period from February 6, 1997 to December 31, 1997, respectively. At December 31, 1999 and 1998, the Company had payables to ICOS and Suntory for these services aggregating $134,302 and $46,275, respectively.

                              SUNCOS CORPORATION
                       (A Development Stage Corporation)

                         Notes to Financial Statements

                          December 31, 1999 and 1998


(7)  Investment Securities Available-for-Sale

     Investment securities available-for-sale at December 31, 1998 consisted of Euro Deposits with a market value and an amortized cost value of $5,060,931.

(8)  Federal Income Taxes

     The Company has realized no income tax benefit since its inception due to the inability to utilize net operating loss carryforwards.

     Carryforwards which give rise to deferred tax assets at December 31, 1999 and 1998 consist of the following:

                                                 1999                     1998
                                         -------------------      -------------------
Net operating loss carryforwards          $       18,212,513                9,503,759
Less valuation allowance                         (18,212,513)              (9,503,759)
                                         -------------------      -------------------
       Net deferred tax assets            $               --                       --
                                         ===================      ===================


     The increase in the valuation allowance was $8,708,754, $5,404,294 and $4,099,465 in 1999, 1998, and for the period from February 6, 1997 to December 31, 1997, respectively.

     The Company has net operating loss carryforwards of $53,566,215 at December 31, 1999 available to offset future taxable income, which expire from 2013 to 2019.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bothell, State of Washington, on the 15th day of November, 2000.

                                      ICOS CORPORATION
                                      (Registrant)

                                         /s/ PAUL N. CLARK
                                      By: _____________________________________
                                         Paul N. Clark
                                         Chairman of the Board of Directors,
                                         Chief Executive Officer and President

                               POWER OF ATTORNEY

     Each person whose individual signature appears below hereby authorizes and appoints Paul N. Clark and Gary L. Wilcox, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ PAUL N. CLARK              Chairman of the Board of    November 14, 2000
______________________________________ Directors, Chief Executive
            Paul N. Clark              Officer and President
                                       (Principal Executive
                                       Officer)

        /s/ GARY L. WILCOX             Director and Executive      November 14, 2000
______________________________________ Vice President, Operations
            Gary L. Wilcox

      /s/ THOMAS N. SWALLOW            Corporate Controller        November 14, 2000
______________________________________ (Principal Accounting
          Thomas N. Swallow            Officer)

        /s/ FRANK T. CARY              Director                    November 14, 2000
______________________________________
            Frank T. Cary

       /s/ ROBERT W. PANGIA            Director                    November 14, 2000
______________________________________
           Robert W. Pangia

   /s/ ALEXANDER B. TROWBRIDGE         Director                    November 14, 2000
______________________________________
       Alexander B. Trowbridge

      /s/ WALTER B. WRISTON            Director                    November 14, 2000
______________________________________
          Walter B. Wriston