Form 10-Q/A
period 2000-09-30
ICOS CORP / DE
filed 2000-11-15
CIK 874294

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A
                               (AMENDMENT NO.1)

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

     Principles of Consolidation

     The condensed consolidated financial statements include the accounts of ICOS and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     Reclassifications

     Certain reclassifications of prior year amounts have been made to conform to the presentation of current year amounts.


2.   Research and Development Arrangements
     -------------------------------------


     Abbott Laboratories

     In April 1995, the Company formed a collaboration with Abbott Laboratories ("Abbott") to discover small molecule drugs that modulate the intracellular signaling connections of certain intercellular adhesion molecules and integrins. In September 1997, the Company expanded and extended this relationship to include small molecule antagonists of the extracellular domains of certain integrins and intercellular adhesion molecules. The research program under which the Company received research funding from Abbott ended on April 1, 1999. Under the terms of the agreement, each company had exclusive rights to drugs against specific molecular targets with royalties and milestone obligations to the other party. Each party was responsible for the development, registration and commercialization of its own product candidates. In addition, the collaboration provided the Company with a library of chemical compounds for use in the Company's own discovery programs. In June 2000, the Company acquired Abbott's rights to drugs for indications covered by the collaboration. Costs associated with the acquisition of Abbott's rights were recognized as research and development expense during the second quarter of 2000. The Company now has marketing rights to all compounds in all indications worldwide. Abbott will receive royalties on any marketed products.

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


Date: November 14, 2000                By: /s/ PAUL N. CLARK
      ----------------                     -----------------
                                           Paul N. Clark
                                           Chairman of the Board of Directors,
                                           Chief Executive Officer and President



Date: November 14, 2000                By: /s/ SANFORD S. HASKINS
      ----------------                     ----------------------
                                           Sanford S. Haskins
                                           Acting Chief Financial Officer