Form 10-K405/A
period 1999-12-31
ICOS CORP / DE
filed 2000-12-06
CIK 874294

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 2)

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

Item 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Financial Statements                                         Page in Form 10-K
     ---------------------------------                                         -----------------
     Independent Auditors' Report                                                             3

     Consolidated Balance Sheets at December 31, 1999 and 1998                                4

     Consolidated Statements of Operations for the Years Ended
      December 31, 1999, 1998, and 1997                                                       5

     Consolidated Statements of Stockholders' Equity for the Years Ended
      December 31, 1999, 1998, and 1997                                                       6

     Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1999, 1998, and 1997                                                       7

     Notes to Consolidated Financial Statements                                            8-18

Balance sheets of Suncos Corporation as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1999 and the periods from February 6, 1997 (inception) through December 31, 1997 and 1999 are included elsewhere in this report. All other consolidated financial statement schedules have been omitted since the information is not required or because the information required is included in the consolidated financial statements or the notes thereto.

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

     (i)  Revenue Recognition

          All of the Company's revenue to date has been derived from technology license fees, milestone payments, cost reimbursement revenue from related parties and services to third parties for performing research and development on their behalf. Technology license fees have been for the transfer of technology rights for which the Company received nonrefundable cash payments and has not been subject to continuing performance obligations. Milestone payments have been for the achievement of specified levels of progress related to research and development under collaborative agreements such as the initiation of a Phase 3 clinical trial.

          Cost reimbursement revenue is recognized based on costs incurred as services are provided. Revenue for services to third parties is recognized when the services are provided. Milestone payments are recognized as revenue upon attainment of a specified event or outcome. Nonrefundable payments for technology or other licensing fees are recognized as revenue when payment is received and the Company has no continuing performance obligations.

          For all revenue reported, the revenue is recognized when the work has been performed, the Company has no continuing performance obligations, and the contracting party is obligated to pay the Company. If any of these conditions are not present, revenue is deferred until the underlying services are performed based on the criteria set forth above. No revenue is refundable if the related research effort is unsuccessful.

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

      The warrants were issued in conjunction with a research and development agreement between the Company and the Partnership. Accordingly, under generally accepted accounting principles, amounts to be received from the Partnership are allocated between the estimated fair value of the warrants and the research and development funding to be received. The amount attributable to the value of the warrants is recorded as additional paid-in capital as payments are received with the remainder recorded as collaborative research and development revenue from related parties.

      The warrants were valued using the Black-Scholes option pricing model, with the following assumptions:

      .  Expected dividend yield:   0.0%

      .  Risk-free interest rate:   6.095% to 6.470%

      .  Expected volatility:       45%

      .  Expected life in years:    4.8 to 7.1 years

      The resulting valuation under Black-Scholes was discounted by 50% to 60% to take into account severe restrictions on the marketability of the warrants, including the lack of an existing market for the warrants, nontransferability of the warrants without the Company's written consent, and certain limitations on the aggregate number of warrants that can be transferred in a single year.

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

  The Company has a 1% interest in the Partnership and is the only general partner of the Partnership. The Company accounts for its interest in the Partnership using the equity method since it exercises significant influence over, but does not control, the Partnership. Under the terms of the partnership agreement, the limited partners have the ability to replace the Company as the general partner, to approve the sale or refinancing of all of the assets of the Partnership and to terminate the Partnership.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bothell, State of Washington, on the 6th day of December, 2000.

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

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ PAUL N. CLARK              Chairman of the Board of    December 6, 2000
______________________________________ Directors, Chief Executive
            Paul N. Clark              Officer and President
                                       (Principal Executive
                                       Officer)

        /s/ GARY L. WILCOX             Director and Executive      December 6, 2000
______________________________________ Vice President, Operations
            Gary L. Wilcox

        * THOMAS N. SWALLOW            Corporate Controller        December 6, 2000
______________________________________ (Principal Accounting
          Thomas N. Swallow            Officer)

          * FRANK T. CARY              Director                    December 6, 2000
______________________________________
            Frank T. Cary

         * ROBERT W. PANGIA            Director                    December 6, 2000
______________________________________
           Robert W. Pangia

     * ALEXANDER B. TROWBRIDGE         Director                    December 6, 2000
______________________________________
       Alexander B. Trowbridge

        * WALTER B. WRISTON            Director                    December 6, 2000
______________________________________
          Walter B. Wriston

* By:    /s/ GARY L. WILCOX                                        December 6, 2000
      ________________________________
             Gary L. Wilcox
            Attorney-in-Fact