Form 10-K405
period 2000-12-31
ICOS CORP / DE
filed 2001-03-29
CIK 874294

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
  [ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 2000
                                      or
  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                        Commission File Number: 0-19171

                               ICOS CORPORATION
            (Exact name of registrant as specified in its charter)

                      Delaware            91-1463450
                   (State of               (I.R.S.
                   incorporation)          Employer
                                        Identification
                                             No.)

                            22021-20th Avenue S.E.
                           Bothell, Washington 98021
                                (425) 485-1900
  (Address, including zip code, and telephone number, including area code, of principal executive offices)

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of February 12, 2001.
                                $2,355,578,628
  Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of February 12, 2001.

                Title of Class                                Number of Shares
                --------------                                ----------------
         Common Stock, $.01 par value                            52,515,007

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the annual meeting of stockholders to be held on May 4, 2001, relating to "Election of Directors," "Continuing Class 3 Directors (until 2002)," "Continuing Class 1 Directors (until 2003)," "Other Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Compensation of Directors," "Executive Compensation," "2000 Option Grants," "2000 Option Exercises and Year-end Option Values," "Compensation Committee Interlocks and Insider Participation," "Employment Contracts, Termination of Employment and Change of Control Arrangements," "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions" are incorporated by reference in Part III of this Form 10-K.

                                ICOS CORPORATION

                               TABLE OF CONTENTS

 Part I
 ------
    Item 1.  Business                                                        3
    Item 2.  Properties                                                     22
    Item 3.  Legal Proceedings                                              22
    Item 4.  Submission of Matters to a Vote of Security Holders            22

 Part II
 -------
    Item 5.  Market for the Registrant's Common Equity and Related
             Stockholder Matters                                            23
    Item 6.  Selected Consolidated Financial Data                           23
    Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      24
    Item 7A. Quantitative and Qualitative Disclosure about Market Risk      29
    Item 8.  Consolidated Financial Statements and Supplementary Data       29

 Part III
 --------
    Item 10. Directors and Executive Officers of the Registrant             48
    Item 11. Executive Compensation                                         48
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management                                                     48
    Item 13. Certain Relationships and Related Transactions                 48

 Part IV
 -------
    Item 14. Exhibits, Consolidated Financial Statement Schedules, and
             Reports on Form 8-K                                            49

                                    PART I

Item 1. Business

Overview

ICOS is a product-driven company that has expertise in both protein-based and small molecule therapeutics. We combine our capabilities in molecular, cellular and structural biology, high throughput drug screening, medicinal chemistry and genomics to develop highly innovative products with significant commercial potential. We apply our integrated approach to specific target areas where we have expertise. We believe this strategy increases our chances of successfully developing commercial products.

We and our partners have the following product candidates in clinical development:

  . Cialis(TM)(/1/), which is being developed in collaboration with Eli Lilly and is in Phase 3 clinical trials for the treatment of erectile dysfunction and in Phase 2 clinical trials for the treatment of female sexual dysfunction;

  . Pafase(R)(/2/), which is being developed in collaboration with Suntory for the treatment of severe sepsis and is anticipated to enter Phase 3 clinical trials in the first half of 2001;

  . Sitaxsentan, which is being developed in collaboration with Texas Biotechnology for the treatment of pulmonary arterial hypertension and is anticipated to enter Phase 2b/3 clinical trials in the first half of 2001;

  . TBC3711, which is being developed in collaboration with Texas Biotechnology for the treatment of congestive heart failure and essential hypertension, is in Phase 1 clinical trials; and

  .  IC14, which is in Phase 1 clinical trials for the treatment of sepsis.

Business Strategy

Our objective is to become a leading biopharmaceutical company focused on the discovery, development and commercialization of innovative drugs. We intend to accomplish this objective by:

Obtaining regulatory approval for and successfully commercializing Cialis and Pafase. We intend to complete clinical trials and obtain regulatory approval of Cialis and Pafase. These product candidates target significant markets. We intend to increase awareness of the benefits of these product candidates over existing therapies through sales and marketing efforts. We plan to continue working with Eli Lilly with respect to Cialis and Suntory with respect to Pafase in developing and establishing market awareness of these product candidates.

Diversifying our portfolio of product candidates. We continue to develop a broad portfolio of product candidates encompassing a variety of therapeutic approaches to address both chronic and acute diseases. For example, we are currently discovering and developing product candidates targeting erectile dysfunction, sepsis, pulmonary arterial hypertension and other cardiovascular diseases, female sexual dysfunction, inflammatory diseases, infectious diseases and cancer. Developing therapeutics to treat these diseases is difficult and time consuming. In our industry, a large number of product candidates that enter clinical testing fail to achieve regulatory approval. To compensate for this risk, we plan to continue developing a number of product candidates in parallel.

Using our internal capabilities to discover and develop novel product candidates. Since our inception, we have focused our research and development efforts on both protein-based and small molecule therapeutics. Using our capabilities in molecular, cellular and structural biology, high throughput drug screening, medicinal chemistry and genomics, we have successfully identified novel product candidates and obtained patents for these candidates. We believe that proteins and small molecules will be primary areas for pharmaceutical development for the foreseeable future, particularly as genomic research identifies novel disease targets. We plan to continue our discovery and development efforts in these areas, emphasizing diseases and medical conditions for which current therapies are substandard or unavailable and for which the market opportunities are large.

Identifying attractive acquisition and in-licensing candidates. In addition to our own development efforts, we plan to continue to identify opportunities to acquire or in-license late-stage product candidates. Our IC14, sitaxsentan and TBC3711 product candidates are the result of such acquisition and in-licensing efforts. We believe that we are well positioned to attract

-------
(1) A trademark application has been filed on Cialis by Lilly ICOS LLC, Wilmington, Delaware, U.S.A.

(2) Pafase is a registered trademark to ICOS Corporation, Bothell, Washington, U.S.A.

additional product candidates as a result of our demonstrated experience and success in negotiating and completing such acquisitions and arrangements.

Forming strategic collaborations. We intend to continue partnering with large pharmaceutical companies and other biotechnology companies. We have established corporate collaborations to enhance the development of product candidates while maintaining substantial rights, thereby offsetting a substantial portion of the financial risk of developing these product candidates. For example, we have entered into collaborations with Eli Lilly, Suntory and Texas Biotechnology. Collaborations such as these generally enable us to develop a greater number of product candidates than otherwise would be possible, lower the significant financial investment required to develop these product candidates, and provide us with domestic and international marketing and sales expertise for our partnered product candidates if approved. When we enter into collaborations, we seek to retain strategically important sales and marketing rights in order to optimize the value of our drug development opportunities.

Expanding our intellectual property portfolio. We intend to aggressively pursue protection of our proprietary technology and other intellectual property. We believe that establishing a strong proprietary position could provide an important competitive advantage in our target markets. We have aggressively pursued comprehensive patent protection of our product candidates. As of December 31, 2000, we owned or exclusively licensed 131 United States patents and we had 118 patent applications pending in the United States that we filed on our own behalf or on behalf of our joint ventures or exclusive licensors. When appropriate, we also seek foreign patent protection and as of December 31, 2000, we owned or exclusively licensed 82 foreign patents.

Development Pipeline

We are developing several product candidates targeting a variety of serious diseases and medical conditions. The two charts in this section summarize our product development programs in which we are conducting clinical trials or are engaged in preclinical development or research. In the status column of the charts: "Research" indicates the research phase of the product identification process for compounds for which activity in target human biological assay systems has been demonstrated in laboratory tests, but which have not yet been tested in non-human animal models of specific human diseases; "Preclinical" indicates evaluation of lead or preferred compounds for safety, pharmacology and proof of efficacy in non-human animal models; "Phase 1" indicates a clinical trial for safety, pharmacology and dose-determining drug regimen; "Phase 2" indicates a clinical trial to determine dosing and efficacy; "Phase 2a" indicates a small clinical trial to determine potential therapeutic doses; "Phase 2b" indicates a larger clinical trial to determine efficacy of chosen therapeutic doses; and "Phase 3" indicates a confirmatory clinical trial to determine efficacy and safety as primary support for regulatory approval. We expect to enroll patients in the Phase 3 clinical trial of Pafase(R) and in the Phase 2b/3 clinical trial of sitaxsentan for the treatment of pulmonary arterial hypertension in the first half of 2001.

We have retained significant marketing rights to each of the product candidates covered by partnership arrangements. For example, we have retained co-promotion rights to Cialis(TM) in North America and Europe, have retained marketing rights to Pafase in the United States and share marketing rights to Pafase with Suntory outside of Japan and the United States, and share worldwide marketing rights to sitaxsentan and TBC3711 with Texas
Biotechnology.

                         Clinical Development Pipeline

      Product Candidate    Target Indication               Status       Partner
    ---------------------------------------------------------------------------------------------------

      Cialis               Erectile dysfunction            Phase 3      Eli Lilly and Company
                           Female sexual dysfunction       Phase 2

      Pafase               Sepsis                          Phase 3 *    Suntory Limited

      Endothelin Receptor
       Antagonists:
        Sitaxsentan        Pulmonary arterial hypertension Phase 2b/3 * Texas Biotechnology Corporation
        TBC3711            Congestive heart failure        Phase 1      Texas Biotechnology Corporation
                           Essential hypertension

      IC14                 Sepsis                          Phase 1

      *    Expect to enroll patients in the first half of 2001.

Cialis

We are evaluating Cialis, a small molecule compound that inhibits the phosphodiesterase type 5 enzyme, or PDE5, for the treatment of erectile dysfunction and female sexual dysfunction. In 1998, we formed a joint venture entity with Eli Lilly called Lilly ICOS LLC to develop and commercialize Cialis.

   Erectile Dysfunction Clinical Application

Erectile dysfunction is a condition in which a man is unable to attain or maintain an erection sufficient for sexual intercourse. Erectile dysfunction affects an estimated 70 million men in North America and Europe, and it is increasingly recognized as a serious and treatable medical condition. Erectile dysfunction is often associated with underlying diseases such as diabetes, cardiovascular disease and depression, or may be a consequence of prostate surgery, spinal cord injury or treatment with certain medications. In the typical erection process, tactile and visual stimuli lead to increased blood flow into penile tissue, resulting in an erection. As part of this process, a chemical called cyclic GMP causes penile blood vessels to dilate, allowing blood flow to increase. PDE5, an enzyme present in penile blood vessels, removes cyclic GMP from penile tissue, thereby allowing the penile blood vessels to return to their undilated state. Inhibition of PDE5 can enhance blood flow to the penis, contributing to an erection.

Current Treatment. Until 1998, treatments for erectile dysfunction were primarily limited to the use of injectibles, vacuum pumps and prostheses, which are inconvenient and unpleasant options that have restricted the size of the treated population. With the introduction in 1998 of Viagra(R), the first effective oral treatment for erectile dysfunction, millions of men were motivated for the first time to acknowledge their affliction and seek treatment. We believe that many men have ceased therapies for erectile dysfunction due to ineffectiveness, unpleasant side effects or inconvenient administration. We believe that as few as 10% of the men who could benefit from orally administered treatment for erectile dysfunction are currently undergoing treatment.

Potential Treatment by Cialis(TM). Cialis is a small molecule compound that inhibits PDE5, increasing cyclic GMP levels and consequently increasing blood flow to the penis. We believe Cialis is a more promising therapy for erectile dysfunction than current therapies because it has been shown in in vitro studies to narrowly target PDE5, and therefore may produce a lower risk of certain side effects associated with currently available therapies. Cialis may encourage use among the untreated population of erectile dysfunction patients in addition to those currently using therapies for erectile dysfunction.

Development Status. To date, we have initiated over 50 Phase 1, 2 and 3 clinical trials evaluating Cialis for the treatment of erectile dysfunction. For example, Cialis has been evaluated in three Phase 2 clinical trials conducted in an outpatient setting. These trials were multicenter, randomized and placebo-controlled. One of these trials assessed daily Cialis administration at doses of 10 mg to 100 mg. In the other two trials, patients used Cialis as needed at doses of 2 mg to 25 mg. In each of these studies, questionnaires, patient diaries and partner diaries reported erectile function in both pre-treatment periods and periods during which the patient was on treatment. In all three studies, Cialis improved the patients' ability to attain and maintain an erection sufficient for sexual intercourse and increased both the percentage of successful sexual attempts reported by patients in patient diaries as well as the proportion of experiences satisfying to both patients and partners. The most frequently reported treatment-related side effects in these studies were headache, back pain, muscle ache and heartburn-like symptoms. Most of these side effects were mild to moderate in intensity and decreased with continued treatment.

We are currently conducting a Phase 3 clinical program for Cialis. We plan to submit a New Drug Application for Cialis to the FDA in the second half of 2001, subject to the successful conclusion of our clinical trials.

   Female Sexual Dysfunction Clinical Application

Female sexual dysfunction is a general term that describes a variety of conditions, including lack of sexual desire, lack of sexual arousal, inability to achieve orgasm and pain during intercourse. Female sexual dysfunction has been reported to affect greater than 40% of adult women in the United States. Research in female sexual dysfunction is considerably less advanced than that of erectile dysfunction. In addition, the factors that underlie female sexual dysfunction are not well understood. At present, treatment for female sexual dysfunction is primarily limited to counseling, hormonal treatment and vaginal lubricants. These products may reduce discomfort, but do not directly address desire, arousal and orgasmic disorders.

We are evaluating Cialis for the treatment of some forms of female sexual dysfunction. Women were included in Phase 1 clinical trials of Cialis, and a Phase 2 clinical program is being conducted to further explore the safety and efficacy of Cialis in women suffering from female sexual dysfunction.

Pafase(R)

We are evaluating Pafase, a recombinant human serum protein, for the treatment of sepsis and other diseases characterized by increased activity of platelet-activating factor, or PAF. Pafase breaks down PAF, a chemical produced by the body that generally acts to induce or increase inflammation. In 1997, we formed a joint venture entity with Suntory called Suncos to develop and commercialize Pafase. We have funded the development and commercialization of Pafase in part through contributions from ICOS Clinical Partners, a limited partnership composed of private investors.

   Sepsis Clinical Application

Sepsis is a life-threatening condition that can occur when the body's immune system mounts a systemic inflammatory response to an infection. As part of this immune response, immune system cells produce inflammatory agents, such as PAF, which can induce fever, shock and sometimes organ failure. There are currently over 500,000 reported cases of sepsis each year in the United States. The number of new cases of sepsis each year is approximately the same as the combined number of new cases each year of prostate, breast and lung cancer, the three most common forms of cancer. We believe that approximately 40% of sepsis patients progress to septic shock, a leading cause of death in hospital intensive care units in the United States. Septic shock accounts for a higher incidence of mortality than breast cancer and congestive heart failure combined, with greater than 100,000 deaths per year in the United States alone.

Current Treatment. After over 25 years of clinical and research investigation of potential therapies for patients with sepsis, treatment of the condition still is primarily limited to antimicrobial therapy directed toward the underlying infection and supportive measures for patients suffering from or at risk of developing multiple organ dysfunction. Previous clinical trials of investigational agents in sepsis have targeted various inflammatory mediators or bacterial components. To date, these strategies have met with only limited success.

Potential Treatment by Pafase(R). Pafase is a recombinant human serum protein that inactivates PAF, eliminating its inflammatory effects. PAF is implicated in sepsis as well as acute respiratory distress syndrome and other debilitating inflammatory conditions. We have demonstrated the inhibitory activity of Pafase on PAF-induced inflammation in both in vitro and in vivo studies.

Development Status. In 1999, we completed patient enrollment in a Phase 2 clinical trial to evaluate the safety and efficacy of Pafase in 240 patients with either severe sepsis or multiple traumatic injuries who were at risk of developing acute respiratory distress syndrome. Based on safety and efficacy data obtained from clinical trials completed to date, we intend to initiate a pivotal Phase 3 clinical trial of Pafase in severe sepsis patients in the first half of 2001. This study is expected to consist of approximately 2,500 patients from approximately 150 investigative sites.

Endothelin Receptor Antagonist Program

Sitaxsentan and TBC3711 are small molecules that antagonize, or block, the action of endothelin, which is a potent mediator of blood vessel constriction and of the growth of smooth muscle in vascular walls. Endothelin receptor antagonists are believed to be effective in the treatment of a variety of diseases where the regulation of vascular constriction and muscle tone is important. These diseases include pulmonary arterial hypertension, congestive heart failure and essential hypertension. In addition, endothelin receptor antagonists may be useful for pain relief therapy for advanced prostate cancer. In June 2000, we formed a partnership entity with Texas Biotechnology called ICOS-Texas Biotechnology L.P. to develop and commercialize endothelin receptor antagonists, including sitaxsentan and TBC3711, both in clinical development.

Vascular endothelium, which is the innermost lining of the blood vessels, plays a pivotal role in maintaining normal blood vessel tone, including blood flow, by producing substances such as endothelin that regulate the delicate balance between the dilation and constriction of blood vessels. Endothelin binds to two distinct receptors, ET(A) and ET(B), on cell surfaces. In general, ET(A) receptors are associated with blood vessel constriction, while ET(B) receptors are associated with blood vessel dilation and endothelin clearance.

   Pulmonary Arterial Hypertension Clinical Application

Pulmonary arterial hypertension is a condition that involves excessive pressure in the pulmonary arteries, which are the blood vessels that connect the right side of the heart to the lungs. Primary and secondary pulmonary arterial hypertension is estimated to afflict over 100,000 people worldwide. The life expectancy of patients with untreated primary pulmonary arterial hypertension is less than three years after diagnosis.

Currently the only approved pharmaceutical therapy for severe pulmonary arterial hypertension is an intravenously administered form of prostacyclin. No oral drug is currently approved for the treatment of pulmonary arterial hypertension. Patients currently using prostacyclin must receive continuous infusion of the drug through an in-dwelling catheter, necessitating that they carry an infusion pump with them at all times.

We believe an oral, highly targeted ET(A) receptor antagonist may be a more effective treatment for patients suffering from pulmonary arterial hypertension. ICOS-Texas Biotechnology has completed an open-label Phase 2a clinical trial evaluating sitaxsentan for the treatment of pulmonary arterial hypertension. Preliminary analysis of patient data from this trial suggests that sitaxsentan may provide clinical benefit to patients diagnosed with some types of pulmonary arterial hypertension. However, in a follow-on extension trial, treatment-related hepatitis was observed in two patients and one of these patients died. ICOS-Texas Biotechnology intends to begin a pivotal Phase 2b/3 clinical trial of sitaxsentan for the treatment of pulmonary arterial hypertension in the first half of 2001.

   Additional Clinical Applications

We will continue to explore the utility and effectiveness of endothelin receptor antagonists in the following clinical applications:

Congestive Heart Failure. Congestive heart failure is a broad term that refers to the heart's inability to pump blood at a rate consistent with the needs of the human body. More than 10 million people in North America, Europe and Japan suffer from this condition. Congestive heart failure represents the only form of heart disease that is rising in incidence and prevalence. Approximately half of all congestive heart failure patients die within five years of diagnosis, a mortality rate that exceeds most cancers. According to the American Heart Association, more than 1 million patients in the United States alone are hospitalized annually due to this disease. Congestive heart failure is currently treated with a combination of drugs depending on the severity of the disease. Standard medical therapy includes digitalis, diuretics, ACE-inhibitors, aldosterone antagonists and beta-blockers.

We believe that endothelin receptor antagonists may prove effective in combating congestive heart failure through their novel therapeutic mechanism and may provide additional benefit to patients who do not respond to other therapies. To date, a Phase 2a clinical trial evaluating the acute effects of sitaxsentan in patients with congestive heart failure has been conducted. This clinical trial evaluated the effects of a single dose of sitaxsentan and demonstrated that this product candidate is capable of reducing pulmonary systolic artery pressure, pulmonary vascular resistance and right atrial pressure. Specifically, this trial demonstrated that sitaxsentan was able to decrease endothelin levels and cause selective dilation of blood vessels.

Essential Hypertension. Essential hypertension is a common condition that refers to high blood pressure with no definable cause. There are over 200 million individuals with essential hypertension in North America, Europe and Japan. Despite a range of medications available to treat essential hypertension, many patients do not respond to these therapies and their condition steadily worsens over time. We believe selective ET(A) receptor antagonists may become an important option for these patients.

To date, a Phase 2a clinical trial evaluating sitaxsentan for the treatment of essential hypertension has been conducted. This trial evaluated patients' blood pressure levels over the course of two weeks, with daily dosing of sitaxsentan. The trial demonstrated that sitaxsentan is capable of reducing sitting diastolic and systolic blood pressures to levels comparable with other anti-hypertensive medications. We are not currently pursuing clinical trials evaluating sitaxsentan for the treatment of essential hypertension.

IC14

IC14 is a monoclonal antibody that blocks the function of CD14, a receptor found on the surface of certain white blood cells that plays a unique role in the development of sepsis.

   Sepsis Clinical Application

We are developing IC14, in addition to Pafase(R), for the treatment of sepsis. While Pafase is intended to treat sepsis by destroying PAF and eliminating its inflammatory effects, IC14 is intended to treat sepsis at both early and late stages in the inflammatory response by blocking the function of CD14. CD14 is unique in its ability to recognize components from most types of microorganisms. Once activated by the recognition of these microbial components, CD14 typically triggers a localized inflammatory response that removes microorganisms at the site of infection. However, in some cases, CD14 triggers a systemic inflammatory response that may lead to sepsis and multiple organ failure. In contrast to other potential targets, CD14 does not appear to be a redundant component of the immune response that leads to sepsis. Not only does CD14 recognize a diverse array of microbial components, but it is also directly involved in activating multiple cell types that promote this immune response, making it an attractive target for the treatment of sepsis. IC14 has been shown to block CD14 in both in vitro and in vivo models in preclinical studies.

In 1999, we conducted a bacterial toxin challenge study in 16 healthy volunteers, which demonstrated that IC14 inhibited the inflammatory response to specific bacterial toxins, blocking the release of greater than 95% of tumor necrosis factor alpha (TNF-alpha), and substantially reducing the development of flu-like symptoms. We also completed a Phase 1 safety study in 30 healthy volunteers in 1999 that indicated IC14 was well tolerated after the administration of single doses. During the first quarter of 2001, we completed enrollment in a Phase 1 study initiated in 2000 that was designed to determine the molecule's safety and pharmacology in sepsis patients.

                       Preclinical and Research Pipeline

      Product
      Candidate/Program         Target Indication                        Status
    --------------------------------------------------------------------------------

      IC485 (PDE4 inhibitor)    Chronic obstructive pulmonary disease    Preclinical
                                Rheumatoid arthritis                     Preclinical

      IC747 (LFA-1 antagonist)  Psoriasis                                Preclinical

      Cell cycle                Cancer                                   Preclinical
       checkpoint/DNA repair
       inhibitors

      Lipid and protein kinase  Inflammatory diseases                    Preclinical
       inhibitors

      Chemokine receptor        Allergic inflammatory diseases           Research
       antagonists

      Other cell adhesion       Cardiovascular and inflammatory diseases Research
       molecule antagonists

      Other phosphodiesterase   Multiple diseases                        Research
       inhibitors

      Novel antibiotics         Infectious diseases                      Research


Preclinical Programs

We continuously evaluate new product candidates as part of our discovery research program. We use an integrated approach to this program that incorporates genetics, biochemistry and cell biology. Our goal is to introduce one or more of the following product candidates into clinical trials in 2001.

   IC485 (PDE4 inhibitor)

IC485 is an orally administered, small molecule inhibitor of the phosphodiesterase type 4 enzyme, or PDE4. Inhibition of PDE4 with IC485 may reduce the production of TNF-alpha. Clinical benefits in rheumatoid arthritis and Crohn's disease have been observed in therapies that target TNF-alpha production. Moreover, clinical efficacy has been observed with PDE4 inhibitors in patients with asthma and in patients with chronic obstructive pulmonary disease. Historically, drugs that have targeted PDE4 have induced side effects such as nausea, vomiting and sedation, which has limited the clinical utility of these drugs. In preclinical studies of IC485, vomiting and sedation were not observed over a range of doses that inhibited TNF-alpha production, demonstrating the potential utility of this product candidate over existing therapies.

We expect to initiate a Phase 1 clinical trial with IC485 in 2001. Chronic obstructive pulmonary disease and rheumatoid arthritis are under consideration as the primary clinical applications for IC485. According to the American Lung Association, approximately 16 million people in the United States suffered from chronic obstructive pulmonary disease in 1995, with approximately 14 million cases manifested as chronic bronchitis and approximately 1.8 million manifested as emphysema. Rheumatoid arthritis is another chronic inflammatory disease which affects approximately 2.1 million adults in the United States. Sales of TNF-alpha inhibitors that are administered by injection have increased since their market launch.

   IC747 (LFA-1 antagonist)

IC747 is an orally administered small molecule antagonist of the cell adhesion molecule LFA-1, which is expressed by white blood cells. Many chronic inflammatory diseases are thought to be driven by abnormal activation of T lymphocytes, a type of white blood cell. In our preclinical studies, we have demonstrated that IC747 binds to LFA-1 and inhibits T lymphocyte activation.

In June 2000, we acquired exclusive global rights to an LFA-1 program previously subject to our 1995 collaborative agreement with Abbott Laboratories. LFA-1 antagonists such as IC747 may be particularly desirable for the treatment of psoriasis, a chronic T lymphocyte-driven skin disorder afflicting approximately 3 million people in the United States. There is currently no effective, well-tolerated approved treatment available for this disorder. However, Genentech, Inc. and XOMA Corporation have demonstrated the effectiveness of an LFA-1 antibody in a Phase 2 clinical trial in psoriasis patients. We expect to initiate a Phase 1 clinical trial with IC747 in 2001 targeting psoriasis. Other chronic diseases for which LFA-1 antagonists may prove useful are asthma and rheumatoid arthritis. In the United States, an estimated 17 million people suffer from asthma while approximately 2.1 million are afflicted with rheumatoid arthritis. LFA-1 antagonists also may help prevent organ rejection for the 20,000 cases of solid organ transplant conducted in the United States each year.

   Cell Cycle Checkpoint/DNA Repair Inhibitors

Resistance of tumor cells to radiation or chemotherapy is due in part to cellular enzymes collectively termed cell cycle checkpoint/DNA repair enzymes. These enzymes are proteins that recognize and repair potentially lethal defects in cellular

DNA introduced by radiation or chemotherapeutic agents. In preclinical tests, we are currently evaluating and optimizing lead compounds that inhibit two key enzymes involved in this process. We are assessing these compounds for their ability to selectively increase the sensitivity of tumors versus normal tissue to radiation or chemotherapeutic agents, thereby enhancing the success and minimizing the toxic effects of conventional treatments for many different types of tumors.

According to the American Cancer Society, cancer is a major cause of death in the United States, second only to cardiovascular disease. Because our cell cycle checkpoint/DNA repair inhibitors potentially sensitize human cancer cells to chemotherapy and radiation therapy, they could potentially treat various forms of cancer, including the most common and lethal forms, such as prostate, breast, lung and colon cancer, as well as less common forms that are very poorly treated, such as pancreatic cancer.

   Lipid and Protein Kinase Inhibitors

Certain lipid and protein kinases are enzymes that regulate activation of white blood cell types that participate in inflammatory and degenerative diseases such as autoimmune disorders, chronic obstructive pulmonary disease and osteoporosis. We are currently evaluating in preclinical studies small molecule inhibitors of a kinase involved in white blood cell activation. Autoimmune disorders, a large group of clinically important diseases, occur when the immune system confuses normal tissue with invading foreign material and attacks itself, causing tissue destruction. The triggers that cause this process are many, but the net result is that white cells are activated and a robust immune response ensues against normal tissue. In preclinical studies, we are testing our kinase inhibitors for their ability to quell an autoimmune response.

Research Programs

Since our inception we have placed a strong emphasis on generating novel drug candidates from our own internal research activities. Over the past ten years, we have assembled a highly integrated multidisciplinary research staff of approximately 150 professionals. Our staff includes:

  . molecular biologists and biochemists who identify new genes or proteins that are either product candidates or targets for product candidates; and

  . medicinal chemists, robotics experts and pharmacologists who create, evaluate and optimize new product candidates.

To use our expertise most effectively, we have concentrated our product discovery efforts on specific gene families, including phosphodiesterases, cell adhesion molecules and cell cycle checkpoint enzymes. In each case, we seek first to identify all the members of the family, understand the distribution of each member within the body and, through multiple functional tests, determine which are most likely to impact human disease in a manner that can lead to therapeutic treatment. Once a given target is linked to an important biological function, such as activation of white blood cells, it is screened by our robotics group against a complex library of small organic molecules, from which lead compounds are identified. These lead compounds are tested against structurally related targets encoded within the same family of genes and then optimized through repetitive cycles of chemical modification to yield a final product candidate. During the optimization process our chemists and pharmacologists work together to build other attractive characteristics into the product candidate, such as the capacity to be administered orally and maintained at appropriate levels in the bloodstream. The advantage of this gene family approach is that the initial efforts that yield a promising product candidate targeting one family member also provide valuable information about how to create product candidates that target other members of the gene family. For example, novel structural information regarding how IC747 interacts with its target, LFA-1, has been used to identify lead compounds that selectively block the function of other structurally related targets. This approach not only provides additional opportunities in other therapeutic areas, but also markedly reduces the effort required to produce the next product candidate.

Our current discovery research programs are directed toward the discovery of new product candidates for the treatment of various diseases, including allergic and other inflammatory diseases, cardiovascular diseases and infectious diseases. Compounds in the research phase of the product identification process are those for which activity in the target human biological assay systems has been demonstrated in laboratory tests. These compounds have not yet been tested in non-human animal models of specific human diseases. These compounds include:

  . antagonists of a chemokine receptor that promotes the exit of certain white blood cells from the bloodstream to sites of inflammation, which are potentially important in allergic inflammatory diseases such as asthma and skin inflammation;

  . compounds that block the function of other cell adhesion molecules that are potentially important in diseases such as rheumatoid arthritis and asthma, and in blood clotting disorders;

  . lead inhibitors of other members of the PDE family of enzymes, including those that may be involved in regulating neurodegenerative diseases such as Parkinson's disease; and

  .  molecules that represent lead compounds for new classes of antibiotics.

Collaborations and Licensing Agreements

We have entered into arrangements with other parties to access technology and to facilitate and fund the development and marketing of several of our product candidates. Our collaborations and licensing agreements include:

   Eli Lilly and Company

In October 1998, ICOS and Eli Lilly formed Lilly ICOS, a 50/50-owned limited liability company, to develop and commercialize PDE5 inhibitors. Lilly ICOS is developing Cialis(TM) as an oral therapeutic agent for the treatment of erectile dysfunction and female sexual dysfunction. Under the terms of this arrangement, we received a $75.0 million payment upon formation of the joint venture and an additional $15.0 million payment in 1999 upon initiation of a Phase 3 clinical trial program for Cialis. We could receive additional payments based on the progression of Cialis through development. The joint venture was initially capitalized by Eli Lilly through cash contributions and the contribution by us of an exclusive worldwide license to intellectual property relating to PDE5 inhibitors, including intellectual property associated with Cialis and its research platform. Both ICOS and Eli Lilly provide Lilly ICOS with research and development services. The joint venture will market any products resulting from this collaborative effort in North America and the countries in the European Union or European Free Trade Area through the services of ICOS and Eli Lilly. For countries outside North America and these European countries, in exchange for royalty payments, Lilly ICOS has granted Eli Lilly an exclusive license to develop, manufacture and commercialize the PDE5 inhibitors developed in the collaboration.

   Suntory Limited

In February 1997, ICOS and Suntory formed Suncos, a 50/50-owned corporation, to develop and commercialize Pafase(R) worldwide. Under the terms of this arrangement, the joint venture was established with a $30 million cash investment by Suntory to Suncos and subsequent capital contributions have been made by both Suntory and ICOS in equal amounts. We granted Suncos an exclusive license to all rights to Pafase on a worldwide basis. Suncos has granted Suntory exclusive rights to develop and commercialize Pafase in Japan, and Suncos has granted ICOS exclusive rights to develop and commercialize Pafase in the United States. Suncos retains the rights to develop and commercialize Pafase in the rest of the world. Suncos is managed jointly by Suntory and ICOS. Both Suntory and ICOS provide Suncos with research and development services. Suntory and ICOS will each pay royalties to Suncos on sales of Pafase in their respective territories.

   Texas Biotechnology Corporation

In June 2000, ICOS and Texas Biotechnology formed ICOS-Texas Biotechnology, a 50/50-owned limited partnership, to develop and commercialize endothelin receptor antagonists, such as sitaxsentan and TBC3711. Under the terms of this arrangement, ICOS and Texas Biotechnology will equally fund the development of endothelin receptor antagonists and equally share in the profits of the partnership. We made an initial $2.0 million payment to Texas Biotechnology and may make further milestone payments of up to $53.5 million. Texas Biotechnology made an initial contribution to ICOS-Texas Biotechnology of an exclusive worldwide license to the intellectual property associated with endothelin receptor antagonists, including patent rights and technical information. Both parties will provide the partnership with research and development services. ICOS-Texas Biotechnology will manufacture, market and sell any products resulting from the collaboration worldwide.

   Abbott Laboratories

In April 1995, we formed a collaboration with Abbott Laboratories to discover small molecule drugs that modulate the intracellular signaling connections of certain intercellular adhesion molecules and integrins. In September 1997, we expanded and extended this relationship to include small molecule antagonists of the extracellular domains of certain integrins and intercellular adhesion molecules. The research program under the collaboration which provided us with research funding from Abbott Laboratories was completed at the end of its term on April 1, 1999. Under the terms of the arrangement, each company received exclusive development and commercialization rights to drugs relating to specific molecular targets with royalties and milestone obligations to the other party. Each party was responsible for the development, registration and commercialization of its own product candidates. In addition, the collaboration provided us with a library of chemical compounds for use in our own discovery programs. In June 2000, we amended the arrangement by acquiring Abbott Laboratories' worldwide rights to all compounds developed in connection with the collaboration, including LFA-1 antagonists such as IC747. Abbott Laboratories will receive royalties and milestone payments on any products that we market that incorporate these compounds.

   Other Collaborations and Licensing Arrangements

We have also entered into collaborative arrangements regarding the following product candidates:

  . IC14. We have entered into a sub-licensing arrangement with Johnson & Johnson and The Rockefeller University under which technology relating to IC14, developed by Dr. Richard Ulevitch at The Scripps Clinic and Research Foundation and Dr. Samuel Wright at The Rockefeller University, was sub-licensed to us. Under this arrangement, we received a sub-license to the intellectual property relating to IC14 in exchange for royalty and future milestone payments based on development of this product candidate. We have exclusive rights to a portfolio of patents for the production and commercialization of IC14.

  . IC485. We have entered into a research and development arrangement with Array BioPharma Inc. relating to IC485. Under this arrangement, we funded the medicinal chemistry performed by Array relating to IC485. We receive either an assignment of or a license to any and all intellectual property developed by Array relating to IC485 in exchange for future milestone payments based on development of this product candidate. We have exclusive rights to the worldwide production and commercialization of IC485.

  . Cell cycle checkpoint/DNA repair inhibitors. We have entered into a research and development arrangement with Array relating to multiple research targets, including cell cycle checkpoint/DNA repair inhibitors, and a research and development arrangement with DuPont Pharmaceuticals Research Laboratories relating to a cell cycle checkpoint/DNA repair inhibitor. Under these arrangements, we fund the medicinal chemistry performed by Array and DuPont relating to the targets. We receive either an assignment of or a license to any and all intellectual property developed by Array or DuPont in exchange for future milestone payments based on the development of any product candidates that may arise from these arrangements. DuPont may also receive royalties on sales relating to any product candidates arising from its arrangement with us. We have exclusive rights to the worldwide production and commercialization of any product candidates developed under these arrangements.

In addition, we have entered and continue to enter into licensing agreements and research collaborations with institutions and scientists to expand our access to new scientific developments, technologies and discoveries in certain areas. We have contracted with several academic and institutional collaborators to conduct research and development activities relating to our product candidates. We have also entered into certain licensing agreements with respect to specific technologies. These arrangements generally provide that we will fund either the research or development of the technology, or both, and will obtain an exclusive license or option to the technology developed, subject to certain royalty and other obligations.

We have received approximately $250 million in aggregate milestone payments, research and development funding and license fees from our collaborations and licensing agreements from the time we began operations in September 1990 through December 31, 2000. We may receive up to approximately $105 million in additional aggregate milestone payments, research and development funding and license fees through the end of 2001, a substantial portion of which will be received from joint ventures to which we make capital contributions. The actual amount we receive, however, may differ substantially from this amount depending primarily on the level of research and development expenditures we incur that are reimbursed by our joint ventures. We may receive additional amounts beyond 2001, but cannot reasonably estimate these amounts because they depend upon several factors, some of which are beyond our control, including the progression of product candidates through development and the amount and timing of research and development expenditures by our joint ventures.

Patents and Proprietary Rights

Because of the length of time and expense associated with bringing new products through development and the governmental approval process to the marketplace, pharmaceutical and biotechnology companies have traditionally placed considerable importance on obtaining and maintaining patent protection for significant new technologies, products and processes. We have applied, and are applying, for patents for our product candidates and aspects of our technologies. As of December 31, 2000, we owned or exclusively licensed 131 United States patents and we had 118 patent applications pending in the United States that we filed on our own behalf or on behalf of our joint ventures or exclusive licensors. When appropriate, we also seek foreign patent protection and, as of December 31, 2000, we owned or exclusively licensed 82 foreign patents. Our ability, however, to obtain patents in a timely manner, if at all, in foreign countries may be limited by the laws of some of those countries. For example, many countries, including several European countries, allow for an opposition period, often lasting many months, after a patent is granted, providing third parties with the opportunity to submit arguments that may call for the withdrawal of or limitations on the affected patents.

Even if we are granted patents by government authorities, the enforceability of patents issued to pharmaceutical and biotechnology companies has proven highly uncertain. For example, legal considerations surrounding the validity of patents in the fields of pharmaceuticals and biotechnology are in transition, and we cannot assure you that the historical legal standards surrounding questions of validity will continue to be applied or that current defenses relating to issued patents in these fields will, in fact, be considered sufficient in the future. In addition, we cannot assure you as to the degree and range of protections any of our patents may afford us, whether patents will be issued or the extent to which we will be successful in avoiding infringement of patents granted to others. For example, patents which have already been issued to us may be subjected to further governmental review that may ultimately result in the reduction of their scope of protection, and pending patent applications may have their requested breadth of protection significantly limited before being issued, if issued at all. Furthermore, since publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot assure you that we were the first creator of inventions covered by our patents or pending patent applications or that we were the first to file patent applications for these inventions. Pfizer, the maker of Viagra, has been granted a patent by the European Patent Office claiming the use of a PDE5 inhibitor for the treatment of erectile dysfunction, and likely has filed a patent application in the United States seeking the same or similar claims. In addition, after seeking advice of counsel, we may undertake research and development with respect to potential products, even when we are aware of third-party patents that may be relevant to these potential products, on the basis that such patents may be challenged or licensed by us. If our subsequent challenges to or attempts to license such patents were to prove unsuccessful, we may not be able to commercialize our potential products after having incurred significant expenditures, and may be subject to patent infringement claims. Under United States federal law, companies are protected against claims of infringement for using technology patented by others in clinical trials. Accordingly, we cannot assure you that the absence of litigation with respect to our product candidates in clinical development is an indication that our commercially marketed products will not be found to infringe the patent rights of others.

Many pharmaceutical and biotechnology companies and university and research institutions have filed patent applications or already have received patents in our areas of product development. Many of these entities' applications and patents may be competitive with or conflict with ours, and could prevent us from obtaining patents or could call into question the validity of our existing patents. For example, if various patents issued to others are upheld in the courts or if certain patent applications filed by others are issued as patents and are upheld, we may be unable to market one or more of our product candidates, or may be required to obtain a license to market those product candidates. To contend with these possibilities, we have entered into some non-exclusive license agreements and anticipate entering into additional license agreements in the future with third parties for technologies that may be useful or necessary for the manufacture or commercialization of some of our product candidates. In addition, we have initiated discussions with commercial entities that hold United States patents on technology or processes that we may find necessary in order to engage in some of our activities. However, we cannot assure you that these licenses, or any others that we may be required to obtain to market our product candidates, will be available on commercially reasonable terms, if at all, or that we will be able to develop alternative technologies if we cannot obtain required licenses.

While we pursue patent protection and enforcement of our product candidates and aspects of our technologies when appropriate, we also rely on trade secrets, know-how and continuing technological advancement to develop and maintain our competitive position. To protect this competitive position, we regularly enter into confidentiality and proprietary information agreements with third parties, including employees, suppliers and collaborators. Our company employment policy requires each new employee to enter into an agreement that contains provisions generally prohibiting the disclosure of confidential information to anyone outside of the company and providing that any invention conceived by an employee within the scope of his employment duties is the exclusive property of ICOS. Furthermore, our know-how that is accessed by third parties through collaborations and research and development contracts and through our relationships with scientific consultants is generally protected through confidentiality agreements with the appropriate parties. We cannot, however, assure you that these protective arrangements will be honored by third parties or that they will effectively protect our rights relating to unpatented proprietary information, trade secrets and know-how. In addition, we cannot assure you that other parties will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our proprietary information and technologies.

To protect our rights to our patents and proprietary information, we may need to litigate against infringing third parties, or avail ourselves of the courts or participate in hearings to determine the scope and validity of our patent rights, such as participation in interference proceedings to determine priority of invention. These types of proceedings are often costly and could be very time-consuming to us, and we cannot assure you that the deciding authorities will rule in our favor. An unfavorable decision could allow third parties to use our technology without being required to pay us licensing fees or may compel us to license needed technologies to avoid infringing third-party patent and proprietary rights. In addition, we may be required to defend ourselves in patent suits brought by third parties who seek to enjoin our product development efforts or seek damages for infringement. If we receive an unfavorable judgment on any of these claims, we could be forced to, among other things, alter our operations, pay licensing fees or discontinue developing or marketing one or more of our potential products, as well as incur significant legal expenses.

Pfizer has been granted a patent by the European Patent Office claiming the use of the composition of sildenafil citrate, also known as Viagra, and related compounds for the treatment of erectile dysfunction and the use of a cyclic GMP PDE inhibitor and more specifically a PDE5 inhibitor for the treatment of erectile dysfunction. We, Eli Lilly and eleven other companies have filed opposition briefs in the European Patent Office opposing this patent. The hearing for this proceeding is scheduled for July 16-19, 2001. A nonbinding preliminary opinion was issued by one of the three examiners composing the European Patent Office tribunal on October 14, 2000. The granted European patent has been nationalized by Pfizer in most European countries. Lilly ICOS has brought suits challenging the Pfizer patent in the Netherlands, the United Kingdom and Belgium. The court in the Netherlands issued a judgment on October 4, 2000 that the proceeding in the District Court of the Hague has been adjourned and stayed pending the decision in the opposition proceeding before the European Patent Office. The court in the United Kingdom issued a judgment on November 8, 2000 that the Pfizer patent is invalid for obviousness. Pfizer has appealed the decision. The court in the United Kingdom has proposed to hear the appeal during the fourth quarter of 2001. By agreement of the parties and consent of the court, the case in Belgium has been adjourned until after the written opinion, relating to the hearing on July 16-19, 2001, of the Opposition Division of the European Patent Office has been rendered; upon resumption of the case the court will conduct a full hearing concerning all matters and issues. It is expected that decisions by the European Patent Office and the trial courts in the three countries will be appealed by the party that does not prevail. These appeals could take years. If Pfizer's patent is ultimately upheld by the European Patent Office or the courts in European countries, we may be subject to litigation by Pfizer in Europe. We also may be prohibited from marketing Cialis(TM) for the treatment of erectile dysfunction in some or all European countries, or may be required to enter into licensing agreements to market Cialis in Europe. We cannot assure you that such agreements would be available on commercially reasonable terms, if at all. If Pfizer were to obtain a comparable patent in the United States, we may be involved in further litigation to determine whether our manufacture, use, sale or offer for sale of Cialis infringes such a patent, and to determine the validity and scope of such a patent.

Government Regulation

Regulation by government authorities in the United States, Europe, Japan and other countries is a significant consideration in the manufacture and marketing of our potential products and in our ongoing research and product development activities. Virtually all of our product candidates, including those of Suncos, Lilly ICOS and ICOS-Texas Biotechnology, will require regulatory approval by government agencies prior to commercialization. Human therapeutic products are subject to rigorous preclinical and clinical testing and other approval requirements by the FDA and comparable agencies in foreign countries. The time required for completing testing and obtaining approvals of our product candidates is uncertain but often takes several years. Any delay in testing may hinder product development. In addition, we may encounter delays in product development or rejections of product applications due to changes in FDA or foreign regulatory policies during the period of product development and testing. Various federal, state and foreign statutes and regulations, including the Federal Food, Drug and Cosmetic Act, also regulate the manufacturing, safety, labeling, storage, record keeping, and marketing of our product candidates, and failure to comply with these legal requirements may subject us to, among other things, civil penalties, criminal prosecution and restrictions on product development and production. The lengthy process of obtaining regulatory approvals and ensuring compliance with appropriate statutes and regulations requires the expenditure of substantial resources. Any delay or failure by us, our joint ventures or our corporate partners to obtain regulatory approvals could adversely affect our ability to commercialize our product candidates, receive product, collaborative research or royalty payments and generate sales revenue.

In general, the steps ordinarily required before a new therapeutic product candidate may be marketed in the United States include:

  .  preclinical laboratory tests, animal tests and formulation studies;

  . the submission to the FDA of an investigational New Drug Application, which must become effective before clinical testing may begin;

  . adequate and well-controlled clinical trials to establish the safety and effectiveness of the product candidate for each indication;

  . the submission of a New Drug Application or Biologics License Application, as the case may be, to the FDA; and

  . FDA review and approval of a New Drug Application or Biologics License Application, as the case may be, prior to any commercial sale or shipment of the product candidate.

Preclinical studies generally are conducted in the laboratory to evaluate the potential safety and efficacy of a therapeutic product candidate and are undertaken in compliance with Good Laboratory Practice regulations. The results of these studies are submitted to the FDA as part of an investigational New Drug Application, which must be reviewed by FDA personnel before clinical testing may begin in the United States. Once the FDA is satisfied with or does not comment on the submission, clinical trials on humans may begin, although the FDA may put a hold on these trials at any time.

Clinical trials are conducted in accordance with Good Clinical Practice regulations at sponsoring institutions under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Typically, clinical evaluation involves three sequential phases, which may overlap. During Phase 1, clinical trials are conducted with a relatively small number of subjects to determine the early safety profile of a drug, as well as the pattern of drug distribution and drug metabolism by the subject. In Phase 2, trials are conducted with groups of patients afflicted by a specific target disease to determine preliminary efficacy, optimal dosages and dosage tolerance, and to gather additional safety data. In Phase 3, large-scale, multicenter comparative trials are conducted with patients afflicted with a specific target disease to provide data for the statistical proof of efficacy and safety as required by the FDA and others. The FDA and the clinical trial sponsor may suspend clinical trials at any time if it is believed that clinical subjects are being exposed to an unacceptable health risk.

The results of preclinical and clinical testing of a product candidate, as well as data relating to a product candidate's chemistry, pharmacology and manufacture, are required to be submitted to the FDA in the form of a New Drug Application for small molecule products or a Biologics License Application for biological products in order to seek FDA approval. FDA approval of the New Drug Application or Biologics License Application is required before marketing of a product may begin in the United States, and the cost of this process may be substantial. In response to a New Drug Application or Biologics License Application, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria, including the pre-approval of relevant product manufacturing facilities. The failure to obtain timely permission for clinical testing or timely regulatory approval for product marketing could materially affect us. Furthermore, the FDA may require testing and surveillance programs to monitor the effect of a new product or may prevent or limit future marketing of a product based on the results of these post-marketing programs.

In addition, some of our product candidates, most notably sitaxsentan, which is targeting pulmonary arterial hypertension, may qualify as orphan drugs under the Orphan Drug Act of 1983. This act generally provides incentives to manufacturers to undertake development and marketing of products to treat relatively rare diseases or those diseases which would likely affect fewer than 200,000 persons annually in the United States. A drug that receives orphan drug designation by the FDA, and is the first product to receive FDA marketing approval for its product claim, is entitled to various advantages, including a seven-year exclusive marketing period in the United States for that product claim. However, any drug that is considered by the FDA to be different from a particular orphan drug, including any orphan drug of ours that has been so designated by the FDA, is not precluded from sale in the United States during the seven-year exclusive marketing period. We cannot assure you that any of our product candidates will be designated as an orphan drug by the FDA or, if so designated, will have a positive effect on our revenues.

In order to manufacture our potential products, a domestic drug manufacturing facility must be registered with the FDA as a domestic drug manufacturing establishment, must submit to periodic inspection by the FDA and must comply with current Good Manufacturing Practice regulations. In addition, to supply products for use in the United States, foreign manufacturing establishments must comply with these regulations and are subject to periodic inspection by the FDA or corresponding regulatory agencies in countries under reciprocal agreements with the FDA.

Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities may be necessary in foreign countries prior to the commencement of marketing of a product in those countries. The approval procedures vary among countries and can involve additional testing. The time required to obtain approval may differ from that required for FDA approval. Although there are some procedures for unified filings in some countries, including some in Europe, in general each country has its own procedures and requirements, many of which may be expensive and time-consuming. Accordingly, there may be substantial delays in obtaining required approvals from foreign regulatory authorities after the relevant applications are filed, if we ultimately receive any approvals at all.

Our policy is to conduct our research activities in compliance with the National Institute of Health Guidelines for Research Involving Recombinant DNA Molecules. We are also subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our work. The extent and character of government regulation that might result from future legislation or administrative action, including additions or changes to environmental laws, cannot be accurately predicted and may materially affect our business operations and revenues.

Competition

Competition in the pharmaceutical and biotechnology industries is intense and characterized by rapid technological development. We expect that our product candidates will encounter significant competition. A number of pharmaceutical and biotechnology companies are currently developing products targeting the same diseases and medical conditions that we target, and some of our competitors' products have entered clinical trials or are already commercially available. For example, Pfizer has already successfully commercialized Viagra, a competitor of our product candidate Cialis(TM), and Bayer AG is currently conducting Phase 3 studies evaluating a PDE5 inhibitor for the treatment of erectile dysfunction. Eli Lilly is also currently seeking regulatory approval for a product for the treatment of sepsis that may compete with Pafase(R) and IC14. In addition, our potential products, if approved and commercialized, will compete against well-established existing therapeutic products that are currently reimbursed by government health administration authorities, private health insurers and health maintenance organizations.

Our competitors include pharmaceutical companies, biotechnology companies and chemical companies. Furthermore, significant levels of biotechnology research now occur in universities, government agencies and other nonprofit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results, thereby providing us with additional competition and potential costs to our operations. In addition, many major pharmaceutical companies have made commercial arrangements with other biotechnology companies or research institutions to further their development of products that may compete with our potential products.

Many of our competitors have substantially more experience and more capital, research and development, regulatory, manufacturing, sales, marketing, human and other resources than we do. As a result, they may:

  . develop products that are safer or more effective than our product candidates;

  . obtain FDA and other regulatory approvals or reach the market with their products more rapidly than we can, reducing the potential sales of our product candidates;

  .  devote greater resources to market or sell their products;

  .  adapt more quickly to new technologies and scientific advances;

  . initiate or withstand substantial price competition more successfully than we can;

  . have greater success in recruiting skilled scientific workers from the limited pool of available talent;

  . more effectively negotiate third-party collaborative and licensing arrangements; and

  . take advantage of acquisition or other opportunities more readily than we can.

We anticipate that we will face increased competition in the future as new companies enter our markets and as scientific developments surrounding biologic and small molecule therapeutics continue to accelerate. Through research and discoveries, our competitors may render some or all of our product candidates obsolete or unmarketable, and may succeed in developing products that are safer and more effective than our potential products. Furthermore, even if our product candidates prove superior to the products of our competitors, our business could suffer as a result of collaborative partners independently developing competing products through the use of product candidates we licensed to them or developed through our collaborations.

We believe the principal competitive factors affecting our markets are the timing and scope of regulatory approvals, safety and effectiveness of therapeutic products, cost and availability of these products, availability of alternative treatments, third-party reimbursement programs and patent and proprietary rights protection. Although we believe that we are well positioned to compete adequately with respect to these factors in the future, our future success is currently difficult to predict because all of our product candidates are still in various stages of development and have yet to undergo regulatory approval and commercialization.

Manufacturing

Since 1993, we have manufactured recombinant protein-based clinical materials in our production facilities in Bothell, Washington, a suburb of Seattle, to support our previous and current clinical trials. Our current facilities are capable of utilizing both microbial- and mammalian-based production processes and were designed to meet the FDA requirements for the production of purified recombinant protein bulk product. We currently produce bulk product for our product candidates Pafase and IC14 at our production facilities. Vialing and other finishing steps in the manufacturing processes of Pafase and IC14 are completed under contracts with Gensia Sicor Pharmaceuticals and several other companies. We also manufacture purified recombinant protein bulk product for Seattle Genetics pursuant to an agreement signed in November 2000.

We currently do not have the facilities necessary for the production of small molecule drugs. Our product candidate Cialis(TM) is currently manufactured by Eli Lilly. We plan to use Nordic Synthesis AB to manufacture the active pharmaceutical ingredient of our product candidate sitaxsentan. We have established relationships with third-party manufacturers to produce the required materials for our other small molecule programs in preclinical studies. These manufacturers include Ricerca, LLC and Irix Pharmaceutical. We cannot assure you that we will be able to maintain our current relationships with third-party manufacturers and suppliers or establish future arrangements with third-party manufacturers and suppliers on commercially reasonable terms, if at all.

Marketing and Sales

We have very limited marketing and sales capabilities. We believe this level of capacity is appropriate prior to the commercialization of our product candidates. We anticipate that as we begin to approach our product launch dates, we will expand our marketing and sales capabilities. We have employees with significant commercial experience in marketing and sales from major pharmaceutical companies who will oversee the development of our marketing and sales infrastructure, including our Vice President of Sales and Marketing, who was hired in June 2000. In addition to our own marketing and sales workforce, we anticipate promoting our potential products in collaboration with marketing partners or relying on relationships with one or more companies with established distribution systems and direct sales forces to distribute and sell our potential products, including, to a large degree, our joint venture partners. For example, we anticipate that Cialis(TM) will be supported by marketing and sales representatives from both Eli Lilly and ICOS.

Human Resources

As of December 31, 2000, we employed 386 individuals. We consider our employee relations to be good. We have never had a work stoppage, and none of our employees is represented under a collective bargaining agreement. We believe that our future success is dependent in part on our ability to attract, integrate and retain skilled scientific, sales and marketing, and senior management personnel. Competition in our industry for these skilled workers is intense and we cannot assure you that we will be able to attract, integrate and retain these personnel.

Important Factors Regarding Forward-Looking Statements

This prospectus contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "should" or "will" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. You should not place undue reliance on these forward-looking statements.

We have a history of losses and anticipate continued losses.

We have incurred significant operating losses since we began operations in September 1990. As of December 31, 2000, we had an accumulated deficit of $222.2 million. We have not yet completed the development of any products and, consequently, have not generated revenues from the sale of products. Our operating losses have been increasing during the past several years and will continue to increase in subsequent years as we attempt to complete development of our potential products, obtain necessary regulatory approvals and manufacture and market these product candidates. In particular, we expect to incur substantial marketing and other costs related to commercializing Cialis if we are able to complete clinical trials and obtain regulatory approval for this product candidate. Even if we do successfully develop products that can be marketed, we will need to generate significant revenues from those products to achieve and maintain profitability. We currently do not expect to achieve profitability for at least the next three years. Even if we do become profitable, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis.

Our operating results are subject to fluctuations that may cause our stock price to decline.

Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenue is unpredictable and may fluctuate due to the timing of non-recurring licensing fees, reimbursements earned by us for manufacturing services, and achievement of milestones under new and existing licensing and collaborative agreements. Revenue historically recognized under our prior collaborative agreements may not be an indicator of revenue from any future collaborations. In addition, our expenses are unpredictable and may fluctuate from quarter to quarter due to the timing of expenses, which may include payments owed by us under licensing or collaborative arrangements. We believe that quarter-to-quarter comparisons of our operating results are not a good indicator of our future performance and should not be relied upon to predict the future performance of our stock price.

It is possible that in the future our operating results in a particular quarter or quarters will not meet the expectations of securities analysts or investors, causing the market price of our common stock to decline. In the past, companies that have experienced decreases in the market price of their stock have been subject to securities class action litigation. A securities class action lawsuit against us could result in substantial costs and a diversion of our management's attention and resources.

Our clinical trials may fail to demonstrate the safety and effectiveness of our product candidates, which could prevent or significantly delay their regulatory approval.

Any failure or substantial delay in completing clinical trials for our product candidates, and in particular Cialis(TM), may severely harm our business. Before obtaining regulatory approval for the sale of any of our potential products, we must subject these product candidates to extensive preclinical and clinical testing to demonstrate their safety and effectiveness for humans. Clinical trials are time-consuming and expensive and may take years to complete. We may not complete our clinical trials of product candidates under development, and the results of the trials may fail to demonstrate the safety or effectiveness of such product candidates to the extent necessary to obtain regulatory approvals or to make commercialization of the product candidates worthwhile. At any time during these clinical trials, factors such as ineffectiveness of the product candidate, discovery of unacceptable toxicities or side effects, development of disease resistance or other physiological factors, or delays in patient enrollment could cause us to interrupt, limit, delay or abort the development of these product candidates.

In addition, larger and later-stage clinical trials may not produce the same results as early-stage trials. Many companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in clinical trials, even after promising results had been obtained in earlier trials. For example, our Phase 3 clinical trial of product candidate LeukArrest(TM) for the treatment of ischemic stroke was stopped after an interim analysis. Similarly, our trial data for product candidate ICM3 did not show sufficiently promising results to warrant further study for the treatment of psoriasis. We may at times elect to use aggressive clinical strategies to advance product candidates through clinical development as rapidly as possible. For example, we may commence clinical trials without conducting preclinical animal testing, or we may conduct later-stage trials based on limited early-stage data. As a result, we anticipate that only some of our product candidates may show safety and effectiveness in clinical trials and many may encounter difficulties or delays during clinical development.

Government regulatory authorities may not approve our product candidates.

We cannot assure you that we will receive the regulatory approvals necessary to commercialize our product candidates, which could cause our business to fail. Our product candidates are subject to extensive and rigorous government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. If our potential products are marketed abroad, they will also be subject to extensive regulation by foreign governments. None of our product candidates has been approved for sale in the United States or any foreign market. In addition, we have only limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain such approvals.

The regulatory review and approval process, which includes preclinical studies and clinical trials of each product candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish the product candidate's safety and effectiveness. The approval process may take many years to complete and may involve ongoing requirements for post-marketing studies. Any FDA or other regulatory approval of our product candidates, once obtained, may be withdrawn. The effect of government regulation may be to:

  .  delay marketing of potential products for a considerable period of time;

  .  limit the indicated uses for which potential products may be marketed;

  .  impose costly requirements on our activities; and

  . provide competitive advantage to other pharmaceutical and biotechnology companies.

In addition, regulatory compliance may prevent us from introducing new or improved products or may require us to stop marketing potential products. If we fail to comply with the laws and regulations pertaining to our business, we may be subject to sanctions, including the temporary or permanent suspension of operations, product recalls, marketing restrictions and civil and criminal penalties.

If we are unable to obtain the additional funding we need to develop and market our potential products, we may be required to delay, scale back or eliminate expenditures for some of our programs or grant rights to third parties to develop and market our potential products.

Our business does not currently generate the cash needed to finance our operations. We will require substantial financial resources to conduct the time-consuming and costly research, preclinical development, clinical trials and regulatory approval and marketing activities necessary to commercialize our potential products. We may need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements sooner than we expect. However, financing may be unavailable when we need it or may not be available on acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders would be reduced, and these securities might have rights superior to those of our common stock. If we are unable to raise additional funds when we need them, we may be required to delay, scale back or eliminate expenditures for some of our development programs or grant rights to third parties to develop and market product candidates that we would prefer to develop and market internally. If we are required to grant such rights, the ultimate value of these product candidates to us would be reduced.

If we fail to negotiate or maintain successful collaborative arrangements with third parties, our development and marketing activities may be delayed or reduced.

We have entered into, and we expect to enter into in the future, collaborative arrangements with third parties to perform research, development, regulatory compliance, manufacturing or marketing activities relating to some or all of our product candidates. If we fail to secure or maintain successful collaborative arrangements, our development and marketing activities may be delayed or reduced. Currently, we have collaborative arrangements with Eli Lilly, Suntory, Texas Biotechnology and other companies and research laboratories. We may be unable to negotiate additional collaborative arrangements or, if necessary, modify our existing arrangements on acceptable terms.

Our collaborative agreements can be terminated under certain conditions by our partners. In addition, our partners may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborative efforts. Even if our partners continue their contributions to the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Also, our partners may fail to perform their obligations under the collaborative arrangements or may be slow in performing their obligations. In these circumstances, our ability to develop and market potential products could be severely limited.

If we are unable to protect our intellectual property rights adequately, the value of our potential products could be diminished.

Our success is dependent in part on obtaining, maintaining and enforcing our patents and other proprietary rights. Patent law relating to the scope of claims in the biotechnology field in which we operate is still evolving and surrounded by a great deal of uncertainty. Accordingly, we cannot assure you that our pending patent applications will result in issued patents. Because patent applications in the United States are maintained in secrecy until a patent issues, we cannot assure you that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology. There may be third-party patents or patent applications relevant to our potential products that may block or compete with the technologies covered by our patent applications.

In addition, although we own a number of patents, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents. We cannot assure you how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents or that challenges will result in limitations of their coverage. In addition, the cost of litigation to uphold the validity of patents can be substantial. If we are unsuccessful in such litigation, third parties may be able to use our patented technologies without paying licensing fees or royalties to us.

Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement claims, which are expensive and time-consuming. In addition, in an infringement proceeding a court may decide that a patent of ours is not valid, or may refuse to stop the other party from using the technology at issue on the ground that its technology is not covered by our patents. Policing unauthorized use of our intellectual property is difficult, and we cannot assure you that we will be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

In addition to our patented technology, we also rely on unpatented technology, trade secrets and confidential information. We may not be able to effectively protect our rights to this technology or information. Other parties may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. We require each of our employees, consultants and corporate partners to execute a confidentiality agreement at the commencement of an employment, consulting or collaborative relationship with us. However, these agreements may not provide effective protection of our technology or information or, in the event of unauthorized use or disclosure, they may not provide adequate remedies.

We may be subject to substantial costs and liability or be prohibited from commercializing our potential products as a result of patent infringement litigation and other proceedings relating to patent rights.

Patent litigation is very common in the biopharmaceutical industry. We cannot assure you that third parties will not assert patent or other intellectual property infringement claims against us with respect to our technologies. Any claims that might be brought against us relating to infringement of patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit, we may be forced to stop or delay developing, manufacturing or selling potential products that incorporate the challenged intellectual property unless we enter into royalty or license agreements. We may not be able to obtain royalty or license agreements on terms acceptable to us, if at all. Even if we were able to obtain licenses to such technology, some licenses may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. Ultimately we may be unable to commercialize some of our potential products or may have to cease some of our business operations, which could severely harm our business.

In addition, we may have to resort to costly and time-consuming proceedings and litigation to determine the validity and scope of the proprietary rights of others. For example, we, Eli Lilly and eleven other companies are currently involved in an opposition proceeding before the European Patent Office in which we are opposing a patent granted by the European Patent Office to Pfizer Inc. This patent claims the use of the composition of sildenafil citrate, also known as Viagra(R), and related compounds for the treatment of erectile dysfunction and also claims the use of a cyclic GMP PDE inhibitor and more specifically a PDE5 inhibitor for the treatment of erectile dysfunction. Viagra targets the same medical conditions that our product candidate Cialis(TM) targets. This patent has been nationalized by Pfizer in most European countries, and Lilly ICOS has brought suits challenging the patent in three European countries. It is expected that decisions by the European Patent Office and the trial courts in the three countries will be appealed by the party that does not prevail. These appeals could take years. If Pfizer's patent is ultimately upheld by the European Patent Office or the courts in European countries, we may be subject to litigation by Pfizer in Europe. We also may be prohibited from marketing Cialis for the treatment of erectile dysfunction in some or all European countries, or may be required to enter into licensing agreements to market Cialis in Europe. These agreements may not be available on commercially reasonable terms. If Pfizer were to obtain a comparable patent in the United States, we may be involved in further litigation to determine whether our manufacture, use, sale or offer for sale of Cialis infringes such a patent, and to determine the validity and scope of such a patent.

Furthermore, after seeking advice of counsel, we may undertake research and development with respect to potential products even when we are aware of third-party patents that may be relevant to these potential products, on the basis that such third-party patents may be challenged or licensed by us. If our subsequent challenges to such patents were not to prevail, we may be subject to patent infringement claims. In addition, if our subsequent attempts to license such patents were to prove unsuccessful, we may not be able to commercialize these potential products after having incurred significant expenditures.

We may be unable to establish the manufacturing capabilities necessary to develop and commercialize our potential products.

Currently, we do not have facilities to manufacture small molecule product candidates, such as Cialis, and we do not have sufficient manufacturing capacity to manufacture our biological product candidates in quantities necessary for commercial sale. In addition, our manufacturing capacity may be inadequate to complete all clinical trials contemplated by us over time. We intend to rely in part on third-party contract manufacturers to produce large quantities of drug materials needed for clinical trials and commercialization of our potential products. Third-party manufacturers may not be able to meet our needs with respect to timing, quantity or quality of materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby delaying the submission of product candidates for regulatory approval and the market introduction and subsequent commercialization of our potential products. Any such delays may lower our revenues and potential profitability.

Manufacturing product candidates in compliance with regulatory requirements is complex, time-consuming and expensive. If we make changes in our manufacturing processes, the FDA and corresponding foreign authorities may require us to demonstrate that the changes have not caused the resulting drug material to differ significantly from the drug material previously produced. Also, we may want to rely on results of prior preclinical studies and clinical trials performed using the previously produced drug material. Depending on the type and degree of differences between the newer and older drug material, we may be required to conduct additional animal studies or human clinical trials to demonstrate that the newly produced drug material is sufficiently similar to the previously produced drug material. We have made manufacturing changes and are likely to make additional manufacturing changes for the production of our product candidates currently in clinical development, such as Cialis(TM) and Pafase(R). These manufacturing changes could result in delays in development or regulatory approval or in reduction or interruption of commercial sales of our potential products and could impair our competitive position.

We may develop our manufacturing capacity in part by expanding our current facilities or building new facilities. Either of these activities would require substantial additional funds and we would need to hire and train significant numbers of employees to staff these facilities. We may not be able to develop manufacturing facilities that are sufficient to produce drug materials for clinical trials or commercial use. Moreover, we and any third-party manufacturers that we may use must continually adhere to current Good Manufacturing Practice regulations enforced by the FDA through its facilities inspection program. If our facilities or the facilities of third-party manufacturers cannot pass a pre-approval plant inspection, the FDA pre-market approval of our product candidates will not be granted. In complying with these regulations and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our potential products meet applicable specifications and other requirements. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory sanctions.

We may be unable to establish sales and marketing capabilities necessary to successfully commercialize our potential products.

We currently have no direct sales capabilities and only limited marketing capabilities. We anticipate relying on third parties to market and sell some of our primary product candidates. For example, we have entered into an agreement with Eli Lilly to co-promote Cialis in North America and Europe. If we decide to market our potential products through a direct sales force, we would need to either hire a sales force with expertise in pharmaceutical sales or contract with a third party to provide a sales force to meet our needs. We may be unable to establish marketing, sales and distribution capabilities necessary to commercialize and gain market acceptance for our potential products. In addition, co-promotion or other marketing arrangements with third parties to commercialize potential products could significantly limit the revenues we derive from these potential products, and these third parties may fail to commercialize our potential products successfully.

We may be unable to compete successfully in the markets for pharmaceutical and biotechnological products.

The markets in which we compete are well established and intensely competitive. We may be unable to compete successfully against our current and future competitors. Our failure to compete successfully may result in pricing reductions, reduced gross margins and failure to achieve market acceptance for our potential products.

A number of pharmaceutical and biotechnology companies are currently developing products targeting the same diseases and medical conditions that we target, and some of our competitors' products have entered clinical trials or already are commercially available. For example, Pfizer has already successfully commercialized Viagra, a competitor of our product candidate Cialis, and Bayer AG is currently conducting Phase 3 studies evaluating a PDE5 inhibitor for the treatment of erectile disfunction. Eli Lilly is also currently seeking regulatory approval for a product for the treatment of sepsis that may compete with Pafase and IC14. In addition, our potential products, if approved and commercialized, will compete against well-established existing therapeutic products that are currently reimbursed by government health administration authorities, private health insurers and health maintenance organizations.

Our competitors include pharmaceutical companies, biotechnology companies, chemical companies, academic and research institutions and government agencies. Many of these organizations have substantially more experience and more capital, research and development, regulatory, manufacturing, sales, marketing, human and other resources than we do. As a result, they may:

  . develop products that are safer or more effective than our product candidates;

  . obtain FDA and other regulatory approvals or reach the market with their products more rapidly than we can, reducing the potential sales of our product candidates;

  .  devote greater resources to market or sell their products;

  .  adapt more quickly to new technologies and scientific advances;

  . initiate or withstand substantial price competition more successfully than we can;

  . have greater success in recruiting skilled scientific workers from the limited pool of available talent;

  . more effectively negotiate third-party licensing and collaborative arrangements; and

  . take advantage of acquisition or other opportunities more readily than we can.

We face and will continue to face intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies, for relationships with academic and research institutions, and for licenses to proprietary technology. In addition, we anticipate that we will face increased competition in the future as new companies enter our markets and as scientific developments surrounding protein-based and small molecule therapeutics continue to accelerate.

The failure to attract or retain key management and technical personnel could harm our business.

We are highly dependent on the efforts and abilities of our current management and key technical personnel. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. Failure to retain our existing key management and technical personnel or to attract additional highly qualified personnel could, among other things:

  . compromise our ability to negotiate additional collaborative arrangements;

  .  delay our ongoing discovery research efforts;

  .  delay preclinical or clinical testing of our product candidates;

  .  delay the regulatory approval process; or

  .  prevent us from successfully commercializing our product candidates.

In our field, competition for qualified management and technical personnel is intense. Currently, competition is particularly acute due to the low unemployment rate experienced nationally. In addition, many of the companies with which we compete for experienced personnel have greater financial and other resources than we do. As a result of these factors, we may be unsuccessful in recruiting and retaining sufficient qualified personnel.

Our business may be harmed if we cannot obtain sufficient quantities of raw materials.

We depend on outside vendors for the timely supply of raw materials used to conduct preclinical testing and clinical trials of product candidates. Once a supplier's materials have been selected for use in our manufacturing process, the supplier in effect becomes a sole or limited source of that raw material due to regulatory compliance procedures. Our business could be harmed if our third-party suppliers were to cease production or otherwise fail to supply us with quality raw materials in a timely manner and we were unable to contract for these services with alternative suppliers on acceptable terms.

Our product candidates, even if approved by the FDA or foreign regulatory agencies, may not achieve market acceptance among hospitals, insurers or patients.

Our product candidates, even if approved by the FDA or foreign regulatory agencies, may fail to achieve market acceptance, which would impair our ability to become profitable. We believe that market acceptance of our potential products will depend on our ability to provide acceptable evidence of safety, effectiveness and limited side effects, our ability to provide these potential products at reasonable prices and the availability of third-party reimbursement for these potential products. In addition, market acceptance depends on the effectiveness of our marketing strategy, and, to date, we have very limited sales and marketing experience or capabilities.

Rapid changes in technology and industry standards could render our potential products unmarketable.

We are engaged in a field characterized by extensive research efforts and rapid technological development. New drug discoveries and developments in our field and other drug discovery technologies are accelerating. Our competitors may develop technologies and products that are more effective than any we develop or that render our technology and potential products obsolete or noncompetitive. In addition, our potential products could become unmarketable if new industry standards emerge. To be successful, we will need to enhance our product candidates and design, develop and market new product candidates that keep pace with new technological and industry developments.

We may be required to defend lawsuits or pay damages in connection with the alleged or actual harm caused by our product candidates.

We face an inherent business risk of exposure to product liability claims in the event that the use of our product candidates is alleged to have resulted in harm to others. This risk exists in clinical trials as well as in commercial distribution. In addition, the pharmaceutical and biotechnology industries in general have been subject to significant medical malpractice litigation. We may incur significant liability if product liability or malpractice lawsuits against us are successful. Although we maintain product liability insurance, we cannot be sure that this coverage is adequate or that it will continue to be available to us on acceptable terms.

We may incur substantial environmental liability arising from our activities involving the use of hazardous materials.

Our research and development activities involve the controlled use of chemicals, viruses, radioactive compounds and other hazardous materials. If an accident involving these materials occurs, we could be held liable for any damages that result, and that liability could exceed our resources. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and certain waste products. Although we believe that our operations comply with the standards prescribed by these laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials.

Item 2. Properties

We lease or own approximately 220,000 square feet of space in five buildings located in Bothell, Washington. Our leases expire between May 2002 and February 2004, with options to renew for additional four- or five-year periods. Our principal administrative offices, research laboratories and clinical production facility occupy approximately 190,000 square feet. We sublease the remaining 30,000 square feet of space under short-term operating leases expiring in 2001 and 2002, which provide extensions through 2003 and 2004. We also have signed a lease beginning in April 2001 and expiring in March 2006 for an additional 16,000 square feet, with options to renew for additional five-year periods. In addition, in December 1992, we purchased approximately 300,000 square feet of undeveloped land adjacent to our main facilities. We believe this purchase gives us the flexibility to expand in our current geographic location as and if our space needs increase in the foreseeable future. Over the next several years, we plan to lease, acquire or build additional facilities to accommodate the activities and personnel necessary to further develop our product candidates.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising in the ordinary course of our business. We believe that there are no claims or actions pending or threatened against us that, if adversely determined, would have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of ICOS' stockholders during the fourth quarter of its fiscal year ended December 31, 2000.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Our common stock trades on The Nasdaq National Market under the symbol ICOS. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on The Nasdaq National Market.

         2000             High   Low
         ----            ------ ------
         First Quarter   $68.00 $28.00
         Second Quarter   47.00  26.88
         Third Quarter    60.00  43.06
         Fourth Quarter   56.88  37.81

         1999
         ----
         First Quarter   $38.13 $24.25
         Second Quarter   48.50  30.25
         Third Quarter    42.75  24.00
         Fourth Quarter   34.00  25.19

As of February 12, 2001, there were approximately 2,458 holders of record of our common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

We have never declared or paid any dividends on our common stock. We currently intend to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate any cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes included in this Form 10-K for the year ended December 31, 2000.

                                     (in thousands, except per share data)
                          --------------------------------------------------------------
                                            Year ended December 31,
                          --------------------------------------------------------------
                             2000         1999         1998         1997         1996
                          ----------   ----------   ----------   ----------   ----------
Statement of Operations
 Data:

Revenue                   $   90,733   $   79,600   $  110,768   $   31,576   $    2,000

Operating expenses            94,017      105,800       81,009       45,520       32,566

Other income (expense)       (31,507)      (6,995)       2,199        1,929        2,071

Income (loss) before
 cumulative effect of
 change in accounting
 principle                   (34,791)     (33,195)      31,310      (12,015)     (28,495)

Cumulative effect of
 change in accounting
 principle                   (63,075)

Net income (loss)            (97,866)     (33,195)      31,310      (12,015)     (28,495)

Per common share -

 Income (loss) before
  cumulative effect of
  change in accounting
  principle

   Basic                  $    (0.75)  $    (0.76)  $     0.78   $    (0.30)  $    (0.77)

   Diluted                     (0.75)       (0.76)        0.67        (0.30)       (0.77)

 Cumulative effect of
  change in accounting
  principle

   Basic                  $    (1.36)

   Diluted                     (1.36)

 Net income (loss)

   Basic                  $    (2.11)  $    (0.76)  $     0.78   $    (0.30)  $    (0.77)

   Diluted                     (2.11)       (0.76)        0.67        (0.30)       (0.77)

Pro forma amounts
 assuming the change in
 accounting principle
 was applied
 retroactively to prior
 years -

 Net loss                              $  (17,309)  $  (39,667)  $  (19,999)  $  (28,495)

 Net loss per common
  share - basic and
  diluted                              $    (0.40)  $    (0.99)  $    (0.51)  $    (0.77)

                                                (in thousands)
                          --------------------------------------------------------------
                                                 December 31,
                          --------------------------------------------------------------
                             2000         1999         1998         1997         1996
                          ----------   ----------   ----------   ----------   ----------
Balance Sheet Data:

Cash and cash
 equivalents, investment
 securities and interest
 receivable               $  229,400   $   69,254   $   78,065   $   25,773   $   41,820

Working capital              194,276       75,035       71,743       24,536       39,575

Total assets                 268,174      112,788      113,347       54,065       58,205

Stockholders' equity         211,095       99,399       98,733       49,872       55,267

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements based on current expectations that are subject to risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "should" or "will" or the negative of those terms or other comparable terminology. Our actual results and the timing of events could differ materially from those anticipated or implied by the forward-looking statements discussed here as a result of various factors, including, among others, those set forth under "Important Factors Regarding Forward-Looking Statements" in Item 1, "Business", herein. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Overview

ICOS Corporation and subsidiary, herein collectively referred to as ICOS, is a product-driven company that has expertise in both protein-based and small molecule therapeutics. We combine our capabilities in molecular, cellular and structural biology, high throughput drug screening, medicinal chemistry and genomics to develop highly innovative products with significant commercial potential. We and our partners currently have three product candidates in late-stage clinical development: Cialis(TM), which is in Phase 3 clinical trials; Pafase(R), which we anticipate will enter Phase 3 clinical trials in the first half of 2001; and sitaxsentan, which we anticipate will enter Phase 2b/3 clinical trials in the first half of 2001. We plan to submit a New Drug Application for Cialis in the second half of 2001, subject to successfully concluding our clinical trials. To enhance our internal development efforts, we have established collaborations with other pharmaceutical and biotechnology companies, including Eli Lilly and Company ("Eli Lilly"), Suntory Limited ("Suntory") and Texas Biotechnology Corporation ("Texas Biotechnology").

Cialis

In collaboration with our partner, Eli Lilly, we are evaluating Cialis for the treatment of erectile dysfunction and female sexual dysfunction. In Phase 2 clinical trials conducted to date, Cialis has improved patients' ability to attain and maintain an erection sufficient for sexual intercourse and increased both the percentage of successful sexual attempts reported by patients in patient diaries as well as the proportion of experiences satisfying to both partners. During 2000, we continued our Phase 3 clinical program. We plan to submit a New Drug Application for Cialis to the Food and Drug Administration in the second half of 2001, subject to the successful conclusion of our clinical trials.

Pafase

In collaboration with Suntory, we are evaluating Pafase, a recombinant human serum protein, for the treatment of severe sepsis. During 2000, we completed our analysis of a Phase 2 clinical trial evaluating the safety and efficacy of Pafase in 240 patients with either severe sepsis or multiple traumatic injuries who were at risk for developing acute respiratory distress syndrome. The results demonstrated that Pafase produced a statistically significant decrease in 28-day all cause mortality in patients with severe sepsis. Based on the results obtained from this and other clinical studies, we intend to initiate a pivotal multi-national Phase 3 clinical trial of Pafase in severe sepsis patients in the first half of 2001. This study is expected to consist of approximately 2,500 patients from approximately 150 investigative sites.

Endothelin Receptor Antagonists

In June 2000, we established ICOS-Texas Biotechnology L.P. ("ICOS-TBC"), a 50/50-owned limited partnership with Texas Biotechnology, to develop and commercialize endothelin receptor antagonists, including sitaxsentan and TBC3711. Endothelin receptor antagonists are believed to be effective in the treatment of a variety of diseases, such as pulmonary arterial hypertension, congestive heart failure and essential hypertension. During 2000, an open-label Phase 2a clinical trial was completed that evaluated sitaxsentan for the treatment of pulmonary arterial hypertension. Preliminary analysis of patient data from this trial suggest that sitaxsentan was well tolerated and may provide clinical benefit to patients diagnosed with some types of pulmonary arterial hypertension. We intend to begin a Phase 2b/3 clinical trial of sitaxsentan for the treatment of pulmonary arterial hypertension in the first half of 2001. During 2000, we initiated a Phase 1 single dose study in healthy volunteers that was designed to determine the safety and tolerability of TBC3711, our other endothelin receptor antagonist product candidate. This molecule may be tested in congestive heart failure or essential hypertension.

IC14

IC14 is a monoclonal antibody that we are currently evaluating for the treatment of sepsis. IC14 is intended to treat sepsis at both early and late stages in the inflammatory response by blocking the function of CD14, a receptor found on the surface of certain white blood cells that plays a unique role in the development of sepsis. During the first quarter of 2001, we completed enrollment in a Phase 1 study initiated in 2000 that was designed to determine the molecule's safety and pharmacology in sepsis patients.

Results of Operations

General

We recognize revenue for our contracts for research and development efforts, including those under collaborative agreements, as the related expenses are incurred. Payments received that are related to future performance are deferred and recognized as revenue over the appropriate future performance periods. Nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred. We recognize these fees as revenue over the product development periods, based on estimated total development costs. Milestone payments are recognized as revenue at the time such payments are due, based on the ratio of cumulative costs incurred to date, to total estimated development costs. Any remaining balance is deferred and recognized as revenue over the remaining product development period.

We recognize our share of the operating results of our collaborations in proportion to our ownership interest in the collaboration and record it as equity in income (losses) of affiliates. Losses relating to our collaborations are recognized only to the extent we have made or are committed to make capital contributions to the collaboration. Operating results of our collaborations include expenses related to research and development efforts that we recognize as revenue. Due to the nature of our collaborative agreements, cost reimbursement revenue, which is reported as collaborative research and development revenue from related parties, largely depends on the continued progression of clinical trial and development activities.

Cost reimbursement revenue includes revenue recognized pursuant to our product development agreement with ICOS Clinical Partners, L.P. ("ICOS Clinical Partners"), a limited partnership composed of private investors to fund development of certain of our product candidates. Proceeds received under this agreement are apportioned between collaborative research and development revenue from related parties and additional paid-in capital for the purchase of warrants. The amount recognized as revenue under this agreement is based on a relationship between costs incurred and available funding. As of December 31, 2000, there remained approximately $1.8 million available to be recognized as revenue under this agreement through March 31, 2001.

We have incurred significant operating losses since we began operations in September 1990. As of December 31, 2000, we had an accumulated deficit of $222.2 million. We expect that our operating expenses will increase during 2001 and subsequent years as we attempt to complete development of our product candidates, obtain necessary regulatory approvals and manufacture and market these product candidates. In particular, we expect to incur substantial marketing and other costs related to commercializing Cialis(TM) if we are able to complete clinical trials and obtain regulatory approval for this product candidate. We may also incur costs and make capital contributions under our collaborative research and development agreements with Eli Lilly, Suntory and Texas Biotechnology. A portion of our capital contributions under these agreements may be used to reimburse us for our clinical and development activities as well as to fund our share of the development costs of our affiliate partners. Joint venture activities are subject to the oversight of both parties. The clinical and development activities of our affiliates are not entirely within our control. In the future, we intend to pursue our internal research and development activities more aggressively and, when beneficial to do so, establish additional collaborations. As a result of these factors, we expect to incur losses for at least the next three years.

Our results of operations may vary significantly from period to period and will depend on, among other factors, the timing of expenses, payments received from collaborations and the progress of our research and development efforts. We may experience significant fluctuations in both cost reimbursement revenue and revenue from the license of technology to related parties from one period to the next. Technology license fee revenue will vary as a result of the timing of milestone payments and changes in estimated total development costs, which depend on the success or failure of our clinical trial and development efforts. In addition, significant changes in joint venture activities could cause fluctuations in the amount of affiliate losses from period to period.

Securities and Exchange Commission Staff Accounting Bulletin No. 101

In the fourth quarter of 2000, we adopted the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, as amended ("SAB 101"), "Revenue Recognition in Financial Statements." Pursuant to SAB 101, nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred. We recognize these fees as revenue over the product development periods, based on estimated total development costs. Milestone payments are recognized as revenue at the time such payments are due, based on the ratio of cumulative costs incurred to date, to total estimated development costs. Any remaining balance is deferred and recognized as revenue over the remaining product development period. Previously, those license fees and milestone payments were recognized as revenue when received. Our results for the year 2000 include a $63.1 million charge ($1.36 per share) representing the cumulative effect of adopting SAB 101 effective January 1, 2000. This charge reflects the aggregate amount of license fees and milestone payments that we reported as revenue in years prior to 2000, that are now being recognized as revenue in 2000 and future years under SAB 101. In 2000, we recognized $42.9 million of the $63.1 million as revenue, which decreased our loss before the cumulative effect of the accounting change by $0.93 per share. Accordingly, adoption of SAB 101 had the effect of increasing our 2000 net loss per share, from $1.68 to $2.11, an increase in the per share loss of $0.43.

Year Ended December 31, 2000 Compared With Year Ended December 31, 1999

   Revenue

Revenue for the year ended December 31, 2000, increased 14% to $90.7 million compared to $79.6 million for the year ended December 31, 1999. During 2000, we recognized $42.9 million in revenue related to technology license fees which had been recognized in previous years but was required to be deferred under SAB 101. Excluding the effect of adopting SAB 101, revenue for 2000 was $47.8 million compared to $79.6 million during the same period in 1999. The decline reflects a reduction in cost reimbursement revenue to $47.4 million in 2000 compared to $64.1 million during the prior year, as well as the recognition of $15.0 million in license fee revenue during 1999 related to the progression of the Cialis(TM) program, prior to the adoption of SAB 101. For 2000, cost reimbursement revenue consisted of $19.9 million from Lilly ICOS LLC ("Lilly ICOS"), $15.2 million from Suncos Corporation ("Suncos"), $9.5 million from ICOS Clinical Partners, and $2.8 million from ICOS-TBC. For the year ended December 31, 1999, cost reimbursement revenue consisted of $19.9 million from Lilly ICOS, $25.1 million from Suncos and $19.1 million from ICOS Clinical Partners. The decline in cost reimbursement revenue in 2000 reflects a reduction in reimbursable clinical trial and development expenses primarily associated with Pafase(R) as well as a reduction in available funding from ICOS Clinical Partners.

   Operating expenses

Research and development. Research and development expense consists primarily of costs associated with conducting basic research, clinical trials for our product candidates and other costs incurred in direct support of those activities. Research and development expense decreased 13% to $87.4 million in 2000 compared to $100.5 million in 1999. This decrease was primarily due to the discontinuation of clinical activity associated with product candidate LeukArrest(TM) in 2000, as well as the completion in 2000 of multiple Pafase clinical studies that were ongoing during 1999. The decrease was partially offset by increased research and development expense associated with sitaxsentan and our small molecule product candidates IC485 and IC747. Research and development expense for 2000 also reflects costs related to the acquisition of additional technology rights and LFA-1 compounds from Abbott Laboratories.

General and administrative. General and administrative expense consists primarily of costs associated with corporate support functions, general management and other activities not directly related to research and development efforts. General and administrative expense was $6.6 million in 2000 compared to $5.3 million in 1999. This increase was primarily due to certain management transition costs incurred during 2000, an increase in administrative fees related to ICOS Clinical Partners, and pre-marketing costs associated with our product candidate Cialis.

   Equity in losses of affiliates

Equity in losses of affiliates represents our share of the operating losses of our collaborations and is primarily related to the continued progression of our clinical trial activities. Equity in losses of affiliates increased 208% to $37.0 million in 2000 compared to $12.0 million in 1999. This increase was primarily due to continued progression of our clinical trial activity for Cialis as well as our share of losses related to the start-up activities of ICOS-TBC, partially offset by lower costs associated with clinical trial activity for Pafase. In the third quarter of 2000, we began to recognize our share of Lilly ICOS' losses because we will now provide our proportionate share of the funding of Lilly ICOS' operations pursuant to our collaboration agreement with Eli Lilly. Under the terms of that agreement, Eli Lilly was obligated to make scheduled cash contributions to fund the costs of the joint venture's operations. Costs incurred by the joint venture that exceed Eli Lilly's scheduled cash contributions are to be funded via additional capital contributions from each of the joint venture partners. During 2000, Eli Lilly's scheduled cash contributions were fully committed to fund Lilly ICOS' existing obligations; consequently, we became responsible for funding a proportionate share of the joint venture's ongoing operating activities. Our equity in the losses of Lilly ICOS for 2000 was $23.6 million.

   Investment income

Investment income for 2000 increased 3% to $4.4 million compared to $4.3 million for 1999. This increase was primarily due to higher yields on investment balances during the current year as well as an increase in available cash for investment following our public sale of common stock in the fourth quarter of 2000.

Year Ended December 31, 1999 Compared With Year Ended December 31, 1998

   Revenue

Revenue for the year ended December 31, 1999 decreased 28% to $79.6 million compared to $110.8 million for the year ended December 31, 1998. Revenue in 1999 included $15.0 million in license fees from Lilly ICOS as a result of the initiation of a Phase 3 clinical trial for Cialis(TM). Revenue for 1999 also included cost reimbursements of $25.1 million from Suncos, $19.9 million from Lilly ICOS, and $19.1 million from ICOS Clinical Partners, and $0.5 million received under our research and development agreement with Abbott Laboratories. Revenue in 1998 consisted of a one-time $75.0 million license fee payment upon the formation of Lilly ICOS with Eli Lilly, cost reimbursement revenue of $14.9 million from Suncos, $3.8 million from Lilly ICOS, and $15.1 million from ICOS Clinical Partners, and $2.0 million received under our research and development agreement with Abbott Laboratories. The increase in cost reimbursement revenue in 1999 compared to 1998 was primarily the result of the progression of our clinical trial and development activities. Under SAB 101, effective January 1, 2000, the majority of the $15.0 million and $75.0 million license fee payments previously recognized as revenue were deferred, to be recognized as revenue over the product development period.

   Operating expenses

Research and development. Research and development expense increased 31% to $100.5 million in 1999 compared to $77.0 million in 1998. This increase was primarily related to the progression of clinical trials for Cialis, Pafase(R), IC14 and LeukArrest(TM), as well as expansion of other product development efforts.

General and administrative. General and administrative expense increased 30% to $5.3 million in 1999 from $4.0 million in 1998. This increase was primarily due to the addition of management and administrative personnel to support our product development activities and costs incurred to register Series B warrants issued pursuant to an agreement with ICOS Clinical Partners.

   Equity in losses of affiliates

Equity in losses of affiliates increased to $12.0 million in 1999 compared to $0.2 million in 1998. This increase was primarily due to the fact that in 1999 we made an equity investment in Suncos of $15.0 million and recorded approximately $11.8 million as our share of Suncos' 1999 net loss. Prior to 1999, our equity investment in Suncos had a zero basis for financial reporting purposes and, accordingly, no loss was recognized. Our investment in Lilly ICOS had a zero basis for financial reporting purposes at December 31, 1999.

   Investment income

Investment income increased 81% to $4.3 million in 1999 compared to $2.4 million in 1998. This increase was primarily due to higher average cash available for investment in 1999 compared to 1998.

Liquidity and Capital Resources

As of December 31, 2000, we had cash, cash equivalents, investment securities available for sale and interest receivable of $229.4 million compared with $69.3 million as of December 31, 1999.

We used $43.5 million in cash for operating activities during 2000 compared to $22.2 million during 1999. The primary operating uses of cash during 2000 relate to our clinical trial activities associated with Cialis and Pafase as well as the expansion of other product development efforts. Current year cash outflows also reflect costs related to the acquisition of technology rights and LFA-1 compounds from Abbott Laboratories. The primary operating uses of cash during 1999 relate to our clinical trial activities associated with Cialis, Pafase and LeukArrest as well as the expansion of other product development efforts.

We generated $16.4 million in cash from investing activities during 2000 compared to using $68.2 million in cash during 1999. Significant cash inflows from investing activities during 2000 included a $21.4 million net decrease in our short-term investment portfolio and $7.3 million received upon the repayment of a loan to ICOS Clinical Partners. Significant cash outflows during 2000 included $9.2 million in capital contributions to our equity affiliates and $3.1 million invested in capital equipment and leasehold improvements to support our research and development activities. The primary investing uses of cash during 1999 included a $47.0 million net increase in our short-term investment portfolio, $15.2 million in equity investments in affiliates and $6.0 million invested in property, plant and equipment.

We generated $208.9 million in cash from financing activities during 2000 compared to $33.7 million for 1999. The primary cash inflows from financing activities in 2000 include $181.1 million in net proceeds received from our public offering of 5.2 million shares of common stock at an offering price of $37 per share and $27.8 million in proceeds related to stock option and warrant activity. The primary cash inflows from financing activities during 1999 relate to proceeds received from the exercise of stock options and warrants.

Our future cash requirements will depend on various factors, many of which are beyond our control, including:

  .  continued progress in our research and development programs;

  .  the results of clinical trials and preclinical studies;

  .  acquisitions of products or technologies, if any;

  .  relationships with research and development collaborators;

  .  capital contributions to our joint ventures, including Lilly ICOS;

  . royalty payments to ICOS Clinical Partners upon commercialization of Pafase(R);

  .  competing technological and market developments;

  . the time and costs involved in filing and prosecuting patents and enforcing and defending patent claims;

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

We anticipate that our existing cash and cash equivalents, investment securities, interest income from our investments, anticipated payments from Lilly ICOS, Suncos, ICOS-TBC and ICOS Clinical Partners, and cash flow from other operating activities, will be adequate to satisfy our cash requirements for at least the next 18 months. However, depending on our product development efforts, we may need additional financing prior to that time. Additional financing may not be available when we need it or may be unavailable on acceptable terms. If we are unable to raise additional funds when we need them, we may be required to delay, scale back or eliminate expenditures for some of our development programs or grant rights to third parties to develop and market product candidates that we would prefer to develop and market internally.

Recent Accounting Pronouncements

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: an Interpretation of APB Opinion No. 25," which became effective on July 1, 2000. Our adoption of Interpretation No. 44 did not have a material impact on our consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS 133 will not have a material impact on our consolidated financial statements as we do not currently hold any derivative instruments.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Our financial instruments currently consist of cash and cash equivalents and short-term investments. We do not use derivative financial instruments in our investment portfolio. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments, thus, interest rate fluctuations would not be expected to have a material impact on the fair value of these securities.

Item 8. Consolidated Financial Statements and Supplementary Data

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Financial Statements                       Page in Form 10-K
     ---------------------------------                       -----------------
     Independent Auditors' Report                                           30

     Consolidated Balance Sheets at December 31, 2000 and
      1999                                                                  31

     Consolidated Statements of Operations for the Years
      Ended December 31, 2000, 1999, and 1998                               32

     Consolidated Statements of Stockholders' Equity and
      Comprehensive Income for the Years Ended December 31,
      2000, 1999, and 1998                                                  33

     Consolidated Statements of Cash Flows for the Years
      Ended December 31, 2000, 1999, and 1998                               34

     Notes to Consolidated Financial Statements                          35-47

Balance sheets of Lilly ICOS LLC as of December 31, 2000 and 1999, and the related statements of operations, comprehensive operations, members' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2000, the period from October 2, 1998 (inception) through December 31, 1998 and the period from October 2, 1998 (inception) through December 31, 2000 are included elsewhere in this report.

Balance sheets of Suncos Corporation as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended
December 31, 2000 and the period from February 6, 1997 (inception) through December 31, 2000 are included elsewhere in this report.

All other consolidated financial statement schedules have been omitted since the information is not required or because the information required is included in the consolidated financial statements or the notes thereto.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
ICOS Corporation:

We have audited the accompanying consolidated balance sheets of ICOS Corporation and subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICOS Corporation and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for nonrefundable technology license fees and milestone payments in 2000.

/s/ KPMG LLP

Seattle, Washington
January 26, 2001

                                ICOS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                           (in thousands, except share data)
                                           ----------------------------------
                                                     December 31,
                                           ----------------------------------
                                                 2000              1999
                                           ----------------  ----------------
Current assets:
 Cash and cash equivalents                 $        194,708  $         12,885
 Investment securities, at market value              34,284            55,349
 Interest receivable                                    408             1,020
 Receivables from affiliates                         17,051            17,121
 Other                                                2,007             2,049
                                           ----------------  ----------------
  Total current assets                              248,458            88,424
Net property and equipment, at cost                  19,127            21,042
Investments in affiliates, at equity                    466             3,241
Other assets                                            123                81
                                           ----------------  ----------------
                                           $        268,174  $        112,788
                                           ================  ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                          $          3,273  $          4,854
 Accrued payroll and benefits                         1,640             3,565
 Accrued clinical expenses                            3,897             3,409
 Other accrued expenses                               3,070             1,561
 Due to affiliates                                   25,053                 -
 Deferred research and development revenue
  from related parties                               17,249                 -
                                           ----------------  ----------------
  Total current liabilities                          54,182            13,389
Deferred research and development revenue
 from related parties                                 2,897                 -
Stockholders' equity:
 Preferred Stock, $.01 par value.
  Authorized 2,000,000 shares; none issued
 Common Stock, $.01 par value. Authorized
  100,000,000 shares; issued and
  outstanding 52,382,830 at December 31,
  2000 and 44,759,052 at December 31, 1999              524               448
 Additional paid-in capital                         432,665           223,477
 Accumulated other comprehensive income
  (loss)                                                 82              (216)
 Accumulated deficit                               (222,176)         (124,310)
                                           ----------------  ----------------
  Total stockholders' equity                        211,095            99,399
                                           ----------------  ----------------
                                           $        268,174  $        112,788
                                           ================  ================


          See accompanying notes to consolidated financial statements.

                                ICOS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              (in thousands, except per
                                                     share data)
                                              ----------------------------
                                               Year ended December 31,
                                              ----------------------------
                                                2000      1999      1998
                                              --------  --------  --------
Revenue:
 Collaborative research and development from
  related parties                             $ 47,404  $ 64,100  $ 33,758
 Licenses of technology to related parties      42,929    15,000    75,000
 Other                                             400       500     2,010
                                              --------  --------  --------
   Total revenue                                90,733    79,600   110,768
                                              --------  --------  --------
Operating expenses:
 Research and development                       87,435   100,541    76,978
 General and administrative                      6,582     5,259     4,031
                                              --------  --------  --------
   Total operating expenses                     94,017   105,800    81,009
                                              --------  --------  --------
   Operating income (loss)                      (3,284)  (26,200)   29,759
                                              --------  --------  --------
Other income (expense):
 Equity in losses of affiliates                (37,038)  (12,042)     (191)
 Investment income                               4,419     4,292     2,369
 Other, net                                      1,112       755        21
                                              --------  --------  --------
   Other income (expense)                      (31,507)   (6,995)    2,199
                                              --------  --------  --------
   Income (loss) before income taxes and
    cumulative effect of change in
    accounting principle                       (34,791)  (33,195)   31,958
Income taxes                                         -         -       648
                                              --------  --------  --------
   Income (loss) before cumulative effect of
    change in accounting principle             (34,791)  (33,195)   31,310
Cumulative effect of change in accounting
 principle                                     (63,075)        -         -
                                              --------  --------  --------
   Net income (loss)                          $(97,866) $(33,195) $ 31,310
                                              ========  ========  ========
Per common share:
 Income (loss) before cumulative effect of
  change in accounting principle
   Basic                                      $  (0.75) $  (0.76) $   0.78
   Diluted                                       (0.75)    (0.76)     0.67
 Cumulative effect of change in accounting
  principle
   Basic                                      $  (1.36)
   Diluted                                       (1.36)
 Net income (loss)
   Basic                                      $  (2.11) $  (0.76) $   0.78
   Diluted                                       (2.11)    (0.76)     0.67
Weighted-average common shares outstanding -
  basic                                         46,343    43,449    40,139
Weighted-average common shares outstanding -
  diluted                                       46,343    43,449    46,849


          See accompanying notes to consolidated financial statements.

                                ICOS CORPORATION
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                           (in thousands, except number of shares and per share
                                                   data)
                         ---------------------------------------------------------
                                            Accumulated
                                Additional     other                     Total
                         Common  paid-in   comprehensive Accumulated stockholders'
                         stock   capital   income (loss)   deficit      equity
                         ------ ---------- ------------- ----------- -------------
Balances at December
 31, 1997                 $399   $171,879      $  19      $(122,425)   $ 49,872
Comprehensive income
 (loss):
  Net income                 -          -          -         31,310      31,310
  Net unrealized losses
   on investment
   securities                                    (22)             -         (22)
                                               -----      ---------    --------
  Total comprehensive
   income (loss)                                 (22)        31,310      31,288
Issuance of 292,429
 shares of common stock
 from exercise of
 options                     3      1,950          -              -       1,953
Issuance of 1,304,200
 shares of common stock
 from exercise of
 warrants                   13     12,260          -              -      12,273
Value of warrants
 issued to partners of
 ICOS Clinical
 Partners, L.P.              -      3,347          -              -       3,347
                          ----   --------      -----      ---------    --------
Balances at December
 31, 1998                  415    189,436         (3)       (91,115)     98,733
Comprehensive loss:
  Net loss                   -          -          -        (33,195)    (33,195)
  Net unrealized losses
   on investment
   securities                                   (213)             -        (213)
                                               -----      ---------    --------
  Total comprehensive
   loss                                         (213)       (33,195)    (33,408)
Issuance of 860,909
 shares of common stock
 from exercise of
 options                     9      6,953          -              -       6,962
Issuance of 2,416,100
 shares of common stock
 from exercise of
 warrants                   24     22,839          -              -      22,863
Value of warrants
 issued to partners of
 ICOS Clinical
 Partners, L.P.                     4,249          -              -       4,249
                          ----   --------      -----      ---------    --------
Balances at December
 31, 1999                  448    223,477       (216)      (124,310)     99,399
Comprehensive income
 (loss):
  Net loss                   -          -          -        (97,866)    (97,866)
  Net unrealized gains
   on investment
   securities                                    298              -         298
                                               -----      ---------    --------
  Total comprehensive
   income (loss)                                 298        (97,866)    (97,568)
Compensation expense
 related to stock
 options                     -        555          -              -         555
Issuance of 1,224,928
 shares of common stock
 from exercise of
 options                    12     13,624          -              -      13,636
Issuance of 1,223,850
 shares of common stock
 from exercise of
 warrants                   12     11,860          -              -      11,872
Issuance of 5,175,000
 shares of common stock
 at $37.00 per share,
 net of offering costs
 of $10,377                 52    181,046          -              -     181,098
Value of warrants
 issued to partners of
 ICOS Clinical
 Partners, L.P.              -      2,103          -              -       2,103
                          ----   --------      -----      ---------    --------
Balances at December
 31, 2000                 $524   $432,665      $  82      $(222,176)   $211,095
                          ====   ========      =====      =========    ========



          See accompanying notes to consolidated financial statements.

                                ICOS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        (in thousands)
                                                  ----------------------------
                                                   Year ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
   Cash flows from operating activities:
    Net income (loss)                             $(97,866) $(33,195) $ 31,310
    Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating
     activities:
     Cumulative effect of change in accounting
      principle                                     63,075         -         -
     Amortization of deferred revenue              (42,929)        -         -
     Depreciation and amortization                   4,977     4,037     3,111
     Equity in losses of affiliates                 37,038    12,042       191
     Stock compensation costs                          555         -         -
     Change in operating assets and liabilities:
      Receivables                                   (6,851)   (2,484)   (5,302)
      Other current assets                              43    (1,281)      (82)
      Payables and accruals                         (1,551)   (1,291)   10,592
                                                  --------  --------  --------
       Net cash provided by (used in) operating
        activities                                 (43,509)  (22,172)   39,820
                                                  --------  --------  --------
   Cash flows from investing activities:
    Purchases of investment securities             (33,772)  (80,844)  (17,421)
    Maturities of investment securities             43,823    24,908     7,000
    Sales of investment securities                  11,391     8,966    26,501
    Acquisitions of property and equipment          (3,142)   (6,011)   (5,256)
    Collection of receivable from affiliates         7,341         -         -
    Investments in affiliates                       (9,210)  (15,219)     (218)
                                                  --------  --------  --------
       Net cash provided by (used in) investing
        activities                                  16,431   (68,200)   10,606
                                                  --------  --------  --------
   Cash flows from financing activities:
    Proceeds from exercise of stock options and
     warrants                                       25,508    29,825    14,226
    Proceeds from issuance of warrants               2,295     3,848     3,528
    Proceeds from stock offering, net of related
     costs                                         181,098         -         -
                                                  --------  --------  --------
       Net cash provided by financing activities   208,901    33,673    17,754
                                                  --------  --------  --------
       Net increase (decrease) in cash and cash
        equivalents                                181,823   (56,699)   68,180
   Cash and cash equivalents at beginning of
    year                                            12,885    69,584     1,404
                                                  --------  --------  --------
   Cash and cash equivalents at end of year       $194,708  $ 12,885  $ 69,584
                                                  ========  ========  ========


          See accompanying notes to consolidated financial statements.

                               ICOS CORPORATION
                  Notes to Consolidated Financial Statements

                          December 31, 2000 and 1999
      (Dollars in thousands, except per share data or as otherwise noted)

(1) Summary of Significant Accounting Policies

  (a)  Nature of Operations

       ICOS Corporation is a product-driven company that has expertise in both protein-based and small molecule therapeutics. Our product candidates encompass a variety of molecular mechanisms and targets to treat medical conditions.

  (b)  Principles of Consolidation

       The consolidated financial statements include the accounts of ICOS Corporation and its wholly owned subsidiary, ICOS Development Corporation, herein collectively referred to as "ICOS." All significant intercompany transactions and balances have been eliminated in consolidation.

  (c)  Use of Estimates in the Preparation of Financial Statements

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (d)  Financial Instruments

       Our financial instruments consist of cash and cash equivalents, short-term investments and, in prior years, a note receivable from an affiliate. Our cash and cash equivalents and short-term investments are diversified among security types and issuers, and their book value approximates fair value. Our financial instruments are short-term and therefore are considered to have fair value equal to book value. We do not have derivative financial instruments in our investment portfolio.

  (e)  Cash and Cash Equivalents

       All highly liquid short-term investments with a maturity at purchase of three months or less are considered to be cash equivalents. Our cash equivalents are money market accounts and corporate debt securities.

  (f)  Investment Securities

       Our investment securities are classified as available-for-sale and carried at market value, based on quoted market prices, with unrealized gains and losses excluded from results of operations and reported as a component of total comprehensive income (loss). Realized gains and losses on sales of investment securities are determined on the specific identification method and included in investment income.

  (g)  Property and Equipment

       Property and equipment are stated at cost. Significant additions and improvements to property and equipment are capitalized. Maintenance and repair costs are expensed as incurred. Depreciation of furniture and equipment is provided on the straight-line method over the assets' estimated useful lives of three to five years. We own one building which is being depreciated over its estimated useful life of ten years. Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease. Building improvements are amortized over the shorter of their useful lives or the remaining economic life of the building.

  (h)  Investments in Affiliates

       Investments in ICOS Clinical Partners, L.P. ("ICOS Clinical Partners"), Suncos Corporation ("Suncos"), Lilly ICOS LLC ("Lilly ICOS") and ICOS-Texas Biotechnology L.P. ("ICOS-TBC") are accounted for using the equity method. Accordingly, the investments are recorded at cost, adjusted for our share of income or losses of the entities.

  (i)  Revenue Recognition

       All of our revenue to date has been derived from cost reimbursements for collaborative research and development activities and technology license fees (including milestone payments). Technology license fees are for the transfer of technology rights for which we receive nonrefundable cash payments. Milestone payments are for the achievement of specified levels of progress related to research and development under collaborative agreements. Collaborative research and development revenue is recognized, based on costs incurred, as services are provided.

       Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 101, as amended ("SAB 101"), "Revenue Recognition in Financial Statements," effective January 1, 2000, nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred. We recognize these fees as revenue over the product development periods, based on estimated total development costs. Milestone payments are recognized as revenue at the time such payments are due, based on the ratio of cumulative costs incurred to date, to total estimated development costs. Any remaining balance is deferred and recognized as revenue over the remaining product development period. No revenue is refundable if the related research effort is unsuccessful.

       Prior to 2000, milestone payments were recognized as revenue upon attainment of a specified event and other nonrefundable payments for technology or licensing fees were recognized as revenue when payment was received. Revenue was recognized when the work had been performed, we had no continuing performance obligations with respect to the work performed, and the contracting party was obligated to pay us.

  (j)  Research and Development Costs

       Research and development costs are expensed as incurred.

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

  (l)  Net Income (Loss) Per Common Share

       Basic net income (loss) per common share and diluted net loss per common share are calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per common share is based on the potential reduction in the per share amount that would occur upon exercise of dilutive options and warrants using the treasury stock method.

  (m)  Stock Based Compensation

       We apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our employee stock option grants. Accordingly, we do not recognize compensation expense for fixed options granted to employees with an exercise price equal to or in excess of the fair value of common shares at the date of grant.

  (n)  Operating Segments

       We operate in one segment, the discovery and development of proprietary pharmaceuticals for the treatment of serious medical conditions.

  (o)  New Accounting Standards

       In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: an Interpretation of APB Opinion No. 25," which became effective on July 1, 2000. Our adoption of Interpretation No. 44 did not have a material impact on our consolidated financial statements.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS 133 will not have a material impact on our consolidated financial statements as we do not currently hold any derivative instruments.

(2) Change in Accounting for Certain Revenues

    In the fourth quarter of 2000, we adopted the provisions of SAB 101. Pursuant to SAB 101, nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred. We recognize these fees as revenue over the product development periods, based on estimated total development costs. Milestone payments are recognized as revenue at the time such payments are due, based on the ratio of cumulative costs incurred to date, to total estimated development costs. Any remaining balance is deferred and recognized as revenue over the remaining product development period. For the year ended December 31, 2000, the effect of adopting SAB 101 was to increase technology license revenue and decrease the loss before the accounting change each by $42.9 million [93 cents per share].

    The table below presents the pro forma amounts of our revenue, net income
    (loss) and related per share amounts for prior years, had revenue been recognized pursuant to SAB 101.

                                                          December 31,
                                                        ------------------

                                                          1999      1998
                                                        ------------------
     Revenue
       As reported                                      $ 79,600  $110,768
       Deferral of fees previously reported as revenue   (15,000)  (75,000)
       Revenue recognized over the product development
        period                                            30,886     4,023
                                                        --------  --------
       Pro forma                                        $ 95,486  $ 39,791
     Net income (loss)
       As reported                                      $(33,195) $ 31,310
       Pro forma                                         (17,309)  (39,667)
     Net income (loss) per common share - basic
       As reported                                      $  (0.76) $   0.78
       Pro forma                                        $  (0.40) $  (0.99)
     Net income (loss) per common share - diluted
       As reported                                      $  (0.76) $   0.67
       Pro forma                                        $  (0.40) $  (0.99)

(3) Investment Securities

    The following table summarizes our investment securities at December 31, 2000 and 1999:

                                             Gross      Gross
                                           unrealized unrealized
                              Market value   gains      losses   Amortized cost
                              ------------ ---------- ---------- --------------
   December 31, 2000:
   Corporate debt securities    $28,266       $68        $  9       $28,207
   U.S. government agency
    mortgage-backed
    securities                    6,018        29           6         5,995
                                -------       ---        ----       -------
     Total                      $34,284       $97        $ 15       $34,202
                                =======       ===        ====       =======
   December 31, 1999:
   Corporate debt securities    $47,929       $11        $145       $48,063
   U.S. government agency
    mortgage-backed
    securities                    7,420         -          82         7,502
                                -------       ---        ----       -------
     Total                      $55,349       $11        $227       $55,565
                                =======       ===        ====       =======

    Market value and amortized cost of debt securities at December 31, 2000, by contractual maturity, are shown below:

                         Market value Amortized cost
                         ------------ --------------
       Maturing within:
       1 year              $25,158       $25,160
       2 years             $ 9,126       $ 9,042

    Actual maturities may be different from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

    Investment income includes interest of $4.4 million, $4.3 million and $2.3 million earned on investments for 2000, 1999 and 1998, respectively, and realized gains (losses) of $(7), $(14) and $28 for 2000, 1999 and 1998, respectively.

(4) Receivables from Affiliates

                                                           December 31,
                                                         ------------------

                                                           2000      1999
                                                         ------------------
         Suncos                                          $  1,558  $  1,894
         ICOS Clinical Partners                             1,156     9,556
         Lilly ICOS                                        12,273     5,649
         ICOS-TBC                                           1,977         -
         Other                                                 87        22
                                                         --------  --------
                                                         $ 17,051  $ 17,121
                                                         ========  ========

    Except for a note receivable of $7,341 due from ICOS Clinical Partners at December 31, 1999, substantially all of the above balances represent amounts due under collaborative research and development arrangements.

(5) Net Property and Equipment, at Cost

                                                           December 31,
                                                         ------------------

                                                           2000      1999
                                                         ------------------
         Land                                            $  2,310  $  2,310
         Buildings and improvements                        10,092    10,057
         Leasehold improvements                            10,398     9,923
         Furniture and equipment                           26,256    23,641
                                                         --------  --------
                                                           49,056    45,931
         Less accumulated depreciation and amortization   (29,929)  (24,889)
                                                         --------  --------
                                                         $ 19,127  $ 21,042
                                                         ========  ========

(6) Accrued Payroll and Benefits

                                                           December 31,
                                                         ------------------

                                                           2000      1999
                                                         ------------------
         Vacation and other compensation                 $  1,319  $  1,214
         Accrued payroll taxes and other                      321     2,351
                                                         --------  --------
                                                         $  1,640  $  3,565
                                                         ========  ========

(7) Due to Affiliates

                                                           December 31,
                                                         ------------------

                                                           2000      1999
                                                         ------------------
         Lilly ICOS                                      $ 23,612  $      -
         ICOS-TBC                                           1,441         -
                                                         --------  --------
                                                         $ 25,053  $      -
                                                         ========  ========

    Due to affiliates represents our share of the losses of Lilly ICOS and ICOS-TBC in excess of our investment.

(8) Leases

    We lease certain property and equipment under noncancellable operating leases that expire through 2006. Many of our leases contain renewal options and provide for escalations of rent and payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

    Total rent expense was $3.5 million, $3.4 million and $1.6 million for 2000, 1999 and 1998, respectively.

    Future minimum lease payments under noncancellable operating leases are as follows:

             2001                          $3,306
             2002                           3,137
             2003                           2,456
             2004                             366
             2005                             170
             Thereafter                        43
                                           ------
             Total minimum lease payments  $9,478
                                           ======

    During 1999, we began subleasing certain property to others under short-term operating leases expiring in 2001 and 2002, with options to extend the subleases through 2003 and 2004. Total rent expense presented above has not been reduced by sublease income totaling $1,265 and $682 in 2000 and 1999, respectively. Similarly, minimum lease payments indicated above do not reflect minimum rentals of $688 due in the future under noncancellable subleases.

(9) Federal Income Taxes

    Income tax expense (benefit) differs from the amount computed by applying the U.S. federal income tax rate to pre-tax income (loss) as a result of the following:

                                                    2000      1999      1998
                                                  --------  --------  --------
         Estimated federal income tax expense
          (benefit)                               $(34,253) $(11,286) $ 10,866
         Value of warrants issued to partners of
          ICOS Clinical Partners                       736     1,445     1,139
         Research and experimentation tax credit
          carryforwards                             (2,233)     (843)   (1,271)
         Change in valuation allowance              35,624    10,646   (10,182)
         Other                                         126        38        96
                                                  --------  --------  --------
                                                  $      -  $      -  $    648
                                                  ========  ========  ========

    The change in valuation allowance shown above excludes, in each year, deductions generated by non-qualified stock option exercises that will be credited directly to stockholders' equity upon realization.

    Temporary differences and carryforwards which give rise to deferred tax assets are comprised of the following:

                                                                   December 31,
                                                                ------------------
                                                                  2000      1999
                                                                ------------------
         Depreciation                                           $  4,310  $  4,272
         Deferred revenue                                          7,051         -
         Net operating loss carryforwards                         71,899    42,262
         Research and experimentation tax credit carryforwards     8,396     6,364
         Alternative minimum tax credit carryforward                 612       612
         Investments in affiliates                                 6,202         -
         Other                                                     1,484       185
                                                                --------  --------
         Gross deferred tax assets                                99,954    53,695
         Valuation allowance                                     (99,954)  (52,589)
                                                                --------  --------
         Net deferred tax assets                                       -     1,106
         Deferred tax liability - Investments in affiliates            -    (1,106)
                                                                --------  --------
                                                                $      -  $      -
                                                                ========  ========

    The increases (decrease) in the valuation allowance for deferred tax assets of $47.4 million, $15.2 million and $(9.2) million, in 2000, 1999 and 1998, respectively, are attributable primarily to net operating loss carryforwards.

    At December 31, 2000, we have net operating loss carryforwards available to offset future taxable income as follows:

                 Year of Expiration
                 ------------------

                        2009                                          $  5,060
                        2010                                            21,507
                        2011                                            21,039
                        2012                                            26,774
                        2013                                             7,688
                        2018                                               359
                        2019                                            36,832
                        2020                                            86,166
                                                                      --------
                                                                      $205,425
                                                                      ========

     Approximately $48.4 million of the net operating loss carryforwards as of December 31, 2000, results from stock option deductions, the realization of which would result in a credit to stockholders' equity. At December 31, 2000, we also had available approximately $8.4 million of research and experimentation tax credit carryforwards to offset future tax liabilities. These credits expire from 2009 to 2020.

     Under provisions of the Internal Revenue Code of 1986, as amended, utilization of our net operating loss carryforwards may be subject to limitation if it should be determined that a greater than 50% ownership change were to occur in the future.

     During 1999, we paid $648 of federal income taxes.

(10) Preferred Stock

     We have the authority to issue up to 2.0 million shares of preferred stock in one or more series. Our Board of Directors has the authority to fix the powers, designations, preferences, and relative participating, optional, or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences, and the number of shares constituting any series, without any further vote or action by our stockholders. The issuance of preferred stock in certain circumstances may have the effect of delaying or preventing a change in control of ICOS. Such issuance with voting and conversion rights may adversely affect the voting power of the common stock holders. We have no shares of preferred stock outstanding. In the future, we may issue preferred stock as part of our overall financing strategy.

(11) Common Stock Options and Warrants

     Stock Option Plan

     Effective May 6, 1999, we adopted the 1999 Stock Option Plan (the "Plan"), under which a total of 10.2 million shares of common stock are reserved for grant to various executive, scientific, and administrative personnel as well as nonemployee directors. The Plan replaced our 1989 Stock Option Plan and our 1991 Stock Option Plan for Nonemployee Directors (the "Prior Plans").

     All incentive stock options are granted with an exercise price not less than 100% of the fair market value of the common stock on the grant date. Nonqualified stock options are generally granted with an exercise price equal to 100% of the fair market value of the common stock on the grant date. We have not granted nonqualified stock options below fair market value. The options generally vest over a four-year period commencing on the grant date and have a term of ten years from the grant date.

  A summary of stock options, including the Prior Plans, is presented below (shares stated in thousands):

                                        Stock options
                                         outstanding
                                   ------------------------
                                               Weighted-
                                                average
                                   Number of exercise price
                                    shares     per share
                                   --------- --------------
     Balance at December 31, 1997    5,446       $ 7.25
     Options granted                 1,377        17.19
     Cancellations                     (81)       12.77
     Options exercised                (292)        6.58
                                    ------       ------
     Balance at December 31, 1998    6,450         9.33
     Options granted                 2,514        37.60
     Cancellations                     (90)       19.50
     Options exercised                (861)        8.07
                                    ------       ------
     Balance at December 31, 1999    8,013        18.22
     Options granted                 1,036        34.27
     Cancellations                    (121)       25.46
     Options exercised              (1,226)       11.12
                                    ------       ------
     Balance at December 31, 2000    7,702       $21.39
                                    ======       ======

  At December 31, 2000, 2.5 million shares were reserved and available for grant under the Plan.

  The following table summarizes information about stock options outstanding and exercisable at December 31, 2000 (shares stated in thousands):

                         Stock options outstanding          Stock options exercisable
                ------------------------------------------- --------------------------
                            Weighted-average   Weighted-                  Weighted-
     Range of                  remaining        average                    average
     exercise     Number    contractual life exercise price   Number    exercise price
      prices    outstanding    (in years)      per share    exercisable   per share
     --------   ----------- ---------------- -------------- ----------- --------------
     $ 3.75 -
       $ 7.25      1,557          3.61           $ 5.50        1,556        $ 5.50
       7.31 -
         8.61      1,465          5.05             8.02        1,436          8.02
       8.63 -
        20.63      1,324          6.39            15.79        1,002         15.53
      20.94 -
        41.25      1,729          8.33            30.64          755         30.75
      42.88 -
        55.88      1,627          8.57            43.34          454         42.96
    ----------------------------------------------------------------------------------

     $ 3.75 -
       $55.88      7,702          6.47           $21.39        5,203        $15.06

  We apply APB Opinion No. 25 in accounting for our stock option grants resulting in no compensation cost being recognized. Had we determined compensation cost based on the fair value of our stock options on the grant date under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," our net income (loss) would have been adjusted to the pro forma amounts indicated below:

                                              2000       1999     1998
                                            ---------  --------  -------
     Net income (loss)
       As reported                          $ (97,866) $(33,195) $31,310
       Pro forma                             (121,724)  (47,705)  24,735
     Net income (loss) per share - basic
       As reported                          $   (2.11) $  (0.76) $  0.78
       Pro forma                                (2.63)    (1.10)    0.62
     Net income (loss) per share - diluted
       As reported                          $   (2.11) $  (0.76) $  0.67
       Pro forma                                (2.63)    (1.10)    0.53

     The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998, was $22.57, $22.29 and $10.23, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions:

                              2000  1999  1998
                              ----  ----  ----
     Expected dividend yield   0.0%  0.0%  0.0%
     Risk-free interest rate   6.6%  5.8%  5.4%
     Expected volatility      74.1% 66.0% 70.5%
     Expected life in years    6.8   6.5   4.4

     Warrants To Purchase Common Stock

     In connection with ICOS Clinical Partner's sale of limited partnership units, we issued, on June 5, 1997, and August 15, 1997, Series A warrants to purchase an aggregate of 5.6 million and 2.0 million shares, respectively, of our common stock at exercise prices of $9.13 and $10.35 per share, respectively. The Series A warrants are exercisable from October 1, 1998 through May 31, 2002. We also issued, on June 30, 1999, Series B warrants to purchase an aggregate of 7.6 million shares of our common stock at an exercise price of $52.49 per share. The Series B warrants are exercisable from July 31, 1999 through June 30, 2004.

     The warrants were issued in conjunction with a research and development agreement between ICOS and ICOS Clinical Partners. Amounts to be received from ICOS Clinical Partners are allocated between warrant issuance proceeds and the research and development funding to be received. The warrants were valued using the Black-Scholes option pricing model, with the following assumptions:

     .  Expected
        dividend
        yield:         0.0%
     .  Risk-free
        interest
        rate:          6.095% to 6.470%
     .  Expected
        volatility:    45%
     .  Expected life
        in years       4.8 to 7.1

     The resulting valuation under Black-Scholes was discounted by 50% to 60% to take into account severe restrictions on the marketability of the warrants, including the lack of an existing market for the warrants, nontransferability of the warrants without our written consent, and certain limitations on the aggregate number of warrants that can be transferred in a single year.

     During 2000, Series A and B warrants to purchase 1.2 million shares were exercised at a weighted-average exercise price of $9.70 per share. During 1999, Series A warrants to purchase 2.4 million shares were exercised at a weighted-average exercise price of $9.51 per share. At December 31, 2000, warrants to purchase 10.2 million shares were outstanding at a weighted-average exercise price of $41.41 per share.

(12) Net Income (Loss) per Common Share

                                                       For the year ended
                                                          December 31,
                                                    ---------------------------
                                                      2000      1999     1998
                                                    ---------------------------
     Basic net income (loss) per share
      computations:
     Numerator:
       Net income (loss)                            $(97,866) $(33,195) $31,310
     Denominator:
       Weighted-average common shares                 46,343    43,449   40,139
                                                    --------  --------  -------
     Basic net income (loss) per share              $  (2.11) $  (0.76) $  0.78
                                                    ========  ========  =======
     Diluted net income (loss) per share
      computations:
     Numerator:
       Net income (loss)                            $(97,866) $(33,195) $31,310
     Denominator:
       Weighted-average common shares                 46,343    43,449   40,139
       Effect of dilutive securities:
         Stock options                                     -         -    3,285
         Stock warrants                                    -         -    3,425
                                                    --------  --------  -------
         Denominator for diluted net income (loss)
          per share                                   46,343    43,449   46,849
                                                    --------  --------  -------
     Diluted net income (loss) per share            $  (2.11) $  (0.76) $  0.67
                                                    ========  ========  =======

     Antidilutive securities excluded from the computation of diluted net income
     (loss) per share were as follows:

                        For the year ended
                           December 31,
                        -------------------
                         2000   1999  1998
                        -------------------
        Stock options    7,702  8,013    40
        Stock warrants  10,157 11,381 7,551

(13) Related Party Transactions

     We provide certain administrative, research and support services to Ceptyr, Inc. ("Ceptyr"). Ceptyr also subleases space from us. We recognized income of approximately $818 and $278 from Ceptyr in 2000 and 1999, respectively. Dr. Wilcox, our Executive Vice President, Operations, is a director of Ceptyr.

     During 1999, we chartered an airplane from AMI Jet Charter, Inc. d.b.a. TAG Aviation ("TAG") and recognized approximately $282 in expenses for services rendered. The aircraft subject to the charter arrangement was under the control of Peregrine Aviation, LLC ("Peregrine"), a company wholly owned by George B. Rathmann, Ph.D., who concurrently served as the Chairman of our Board of Directors. Peregrine subleased the plane to TAG, which used it as part of its charter fleet. We believe that the rates charged by TAG were below the standard rates for commercial charter services.

(14) Scientific Collaboration Agreements

     Lilly ICOS LLC

     In October 1998, ICOS and Eli Lilly formed Lilly ICOS, a 50/50-owned limited liability company, to develop and commercialize PDE5 inhibitors. Lilly ICOS is developing Cialis(TM) as an oral therapeutic agent for the treatment of both erectile dysfunction and female sexual dysfunction. Under the terms of this arrangement, we received a $75.0 million payment upon formation of the joint venture and an additional $15.0 million payment in 1999 upon initiation of a Phase 3 clinical trial program for Cialis. We could receive additional payments based on the progression of Cialis through development. The joint venture was initially capitalized by Eli Lilly through cash contributions and the contribution by us of an exclusive worldwide license to intellectual property relating to PDE5 inhibitors, including intellectual property associated with Cialis and its research platform. Both ICOS and Eli Lilly provide Lilly ICOS with research and development services. The joint venture will market any products resulting from this collaborative effort in North America and the countries in the European Union or European Free Trade Area through the services of ICOS and Eli Lilly. For countries outside North America and these European countries, in exchange for royalty payments, Lilly ICOS has granted Eli Lilly an exclusive license to develop, manufacture and commercialize the PDE5 inhibitors developed in the collaboration.

     We recognized collaborative research and development revenue of $19.9 million, $19.9 million and $3.8 million from Lilly ICOS in 2000, 1999 and 1998, respectively.

     The technology we contributed to Lilly ICOS had a zero basis for financial reporting purposes and, accordingly, our initial investment in Lilly ICOS was recorded at zero. We did not recognize any portion of Lilly ICOS' operating losses during the time joint venture activities were funded exclusively by Eli Lilly. Since the third quarter of 2000, we have recognized our share of Lilly ICOS' losses because we will be funding our proportionate share of Lilly ICOS' operations. For the year ended December 31, 2000, we recognized our $23.6 million share of the net losses of Lilly ICOS.

  Summarized unaudited financial information for Lilly ICOS is as follows:

   Financial position - December 31:                2000       1999
   ---------------------------------                ----       ----
   Total assets - all current                  $   8,186  $  18,226
                                               =========  =========
   Total liabilities - all current, payable
    to related parties                         $  55,411  $  17,992
   Members' equity (deficit)                     (47,225)       234
                                               ---------  ---------
                                               $   8,186  $  18,226
                                               =========  =========

   Operating results - For the year ended
   December 31:                                     2000       1999       1998
   --------------------------------------           ----       ----       ----
   Research and development expenses, related
    parties                                    $ (87,950) $ (59,073) $  (6,538)
   Contribution of technology, related party     (40,000)   (70,000)  (175,000)
   Administrative expenses                          (183)      (104)      (284)
   Interest income                                   663        926        318
                                               ---------  ---------  ---------
   Net loss                                    $(127,470) $(128,251) $(181,504)
                                               =========  =========  =========

  Suncos Corporation

  In February 1997, ICOS and Suntory formed Suncos, a 50/50-owned corporation, to develop and commercialize Pafase(R) worldwide. Under the terms of this arrangement, the joint venture was established with a $30 million cash investment by Suntory to Suncos and subsequent capital contributions have been made by both Suntory and ICOS in equal amounts. Both Suntory and ICOS provide Suncos with research and development services. We granted Suncos an exclusive license to all rights to Pafase on a worldwide basis. Suncos has granted Suntory exclusive rights to develop and commercialize Pafase in Japan, and Suncos has granted ICOS exclusive rights to develop and commercialize Pafase in the United States. Suncos retains the rights to develop and commercialize Pafase in the rest of the world. Suncos is managed jointly by Suntory and ICOS. Suntory and ICOS will each pay royalties to Suncos on sales of Pafase in their respective territories.

  We recognized collaborative research and development revenue of $15.2 million, $25.1 million and $14.9 million from Suncos in 2000, 1999 and 1998, respectively.

  The technology we contributed to Suncos had a zero basis for financial reporting purposes and, accordingly, we recorded our initial investment in Suncos as zero. We did not begin to report our share of Suncos' losses until such time that Suncos' accumulated losses were equal to Suntory's investment and we made capital contributions to Suncos. During 1999, we and Suntory each made capital contributions to Suncos of $15.0 million, and we recognized $11.8 million in equity losses, equal to our share of Suncos' net loss subsequent to our initial equity investment. During 2000, we and Suntory each made capital contributions to Suncos of $5.0 million, and we recorded approximately $7.8 million as our share of Suncos' 2000 net loss.

  Summarized unaudited financial information for Suncos is as follows:

   Financial position - December 31:                2000      1999
   ---------------------------------                ----      ----
   Total assets - all current                   $  2,511  $  8,364
                                                ========  ========
   Total liabilities - all current, payable to
    related parties                             $  1,583  $  1,930
   Stockholders' equity                              928     6,434
                                                --------  --------
                                                $  2,511  $  8,364
                                                ========  ========

   Operating results -- For the year ended
   December 31:                                     2000      1999      1998
   ---------------------------------------          ----      ----      ----
   Operating expenses, related parties          $(15,672) $(26,044) $(16,594)
   Interest income                                   166       430       699
                                                --------  --------  --------
   Net loss                                     $(15,506) $(25,614) $(15,895)
                                                ========  ========  ========

  ICOS-Texas Biotechnology L.P.

  In June 2000, ICOS and Texas Biotechnology formed ICOS-TBC, a 50/50-owned limited partnership, to develop and commercialize endothelin receptor antagonists, such as sitaxsentan and TBC3711. Under the terms of this arrangement, ICOS and Texas Biotechnology will equally fund the development of endothelin receptor antagonists and equally share in the profits of the partnership. We made an initial $2.0 million payment to Texas Biotechnology and may make further milestone payments of up to $53.5 million. Texas Biotechnology made an initial contribution to ICOS-TBC of an exclusive worldwide license to the intellectual property associated with endothelin receptor antagonists, including patent rights and technical information. Both parties will provide the partnership with research and development services. ICOS-TBC will manufacture, market and sell any products resulting from the collaboration worldwide.

  For the period June 6, 2000 (inception) through December 31, 2000, we recognized collaborative research and development revenue of $2.8 million from ICOS-TBC. During the same period, we also recognized our $5.5 million share of the net losses of ICOS-TBC.

  Summarized unaudited financial information for ICOS-TBC is as follows:

   Financial position - December 31:                                2000
   ---------------------------------                                ----
   Total assets - all current                                   $    491
                                                                --------
   Total liabilities - all current, payable to related parties  $  3,397
   Members' deficit                                               (2,906)
                                                                --------
                                                                $    491
                                                                ========

   Operating results - For the period June 6, 2000 (inception)
   through December 31:                                             2000
   -----------------------------------------------------------      ----
   Revenue                                                      $    547
   Research and development expenses, related parties             (7,515)
   Contribution of technology, related party                      (4,000)
   Administrative expenses                                            (7)
                                                                --------
   Net loss                                                     $(10,975)
                                                                ========

  ICOS Clinical Partners, L.P.

  On August 15, 1997, ICOS Clinical Partners completed the sale to private investors of its limited partnership interests for aggregate net proceeds of approximately $79.8 million. Approximately $25.9 million, before payment of offering costs, was paid to ICOS Clinical Partners at closing of the sale of partnership units. ICOS Clinical Partners received $21.9 million in both 1998 and 1999 with the final balance of $10.1 million received in 2000.

  Net proceeds from the sale are being used by ICOS Clinical Partners to fund continued development of product candidates by ICOS pursuant to the terms of the Product Development Agreement based on three compounds:
  LeukArrest(TM), Pafase(R) and ICM3.

  We recognized collaborative research and development revenue of $9.5 million, $19.1 million and $15.1 million from ICOS Clinical Partners in 2000, 1999 and 1998, respectively. We loaned ICOS Clinical Partners an aggregate of $7.3 million to fund certain of its initial expenditures, primarily organizational expenses, selling commissions, financial advisory fees and other fees. The loan bore interest at the prime rate plus 0.25% and was paid in full during 2000. For the years ended December 31, 2000, 1999 and 1998, interest income on the loan was $0.3 million, $0.6 million and $0.6 million, respectively.

  We have a 1% interest in ICOS Clinical Partners and are the sole general partner. We account for our interest in ICOS Clinical Partners using the equity method. Under the terms of the partnership agreement, the limited partners have the ability to replace us as the general partner, to approve the sale or refinancing of all of the partnership assets and to terminate the partnership.

  Our share of losses of ICOS Clinical Partners was $0.2 million for each of the years ended December 31, 2000, 1999 and 1998. The investment in this affiliate, at equity, was $22 and $43 at December 31, 2000 and 1999, respectively.

  Summarized unaudited financial information for ICOS Clinical Partners is as follows:

   Financial position - December 31:               2000      1999
   ---------------------------------               ----      ----
   Total assets - all current                  $  3,368  $  6,574
                                               ========  ========
   Payable to ICOS Corporation                 $  1,156  $  9,915
   Partners' capital (deficit)                    2,212    (3,341)
                                               --------  --------
                                               $  3,368  $  6,574
                                               ========  ========

   Operating results - For the year ended
   December 31:                                    2000      1999      1998
   --------------------------------------          ----      ----      ----
   Investment income                           $    167  $    324  $    328
   Research and development expenses, related
    party                                       (11,571)  (23,292)  (18,520)
   Interest expense, related party                 (277)     (604)     (624)
   Administrative expenses                         (246)     (283)     (309)
                                               --------  --------  --------
   Net loss                                    $(11,927) $(23,855) $(19,125)
                                               ========  ========  ========

  Abbott Laboratories

  In April 1995, we formed a collaboration with Abbott Laboratories to discover certain small molecule drugs. In September 1997, we expanded and extended this relationship. The research program under the collaboration provided us with research funding from Abbott Laboratories and was completed at the end of its term on April 1, 1999. In June 2000, we acquired Abbott Laboratories' worldwide rights to all compounds developed in connection with the collaboration, including LFA-1 antagonists such as IC747. Abbott Laboratories will receive royalties and milestone payments on any products that we market that incorporate these compounds.

  Other Collaborative Arrangements

  We have also entered into other collaborative arrangements under which we may be obligated to pay royalties or milestone payments if product development is successful. It is not anticipated that the aggregate of any royalty or milestone obligations under these arrangements will be material to our operations.

15. Quarterly Financial Data (Unaudited)

    Summary data relating to the results of operations for each quarter of the years ended December 31, 2000 and 1999 follows. Amounts for the first three quarters of 2000 have been restated to reflect the adoption of SAB 101 effective January 1, 2000. The restatement had the effect of increasing revenue and reducing the loss before cumulative effect of change in accounting principle by $7.4 million (16 cents per share), $9.2 million (20 cents per share) and $10.2 million (22 cents per share) in the first, second and third quarters, respectively.

                                                 Quarters
                               ------------------------------------------------
                                First     Second    Third     Fourth    Total
                               --------  --------  --------  --------  --------
    2000
    ----
    Revenue                    $ 17,200  $ 19,642  $ 21,678  $ 32,213  $ 90,733
    Loss before cumulative
     effect of change in
     accounting principle        (4,449)   (8,261)  (11,467)  (10,614)  (34,791)
    Net loss                    (67,524)   (8,261)  (11,467)  (10,614)  (97,866)
    Loss per common share
     before cumulative effect
     of change in accounting
     principle -
      Basic                    $  (0.10) $  (0.18) $  (0.25) $  (0.22) $  (0.75)
      Diluted                     (0.10)    (0.18)    (0.25)    (0.22)    (0.75)
    Net loss per common share
     -
      Basic                    $  (1.49) $  (0.18) $  (0.25) $  (0.22) $  (2.11)
      Diluted                     (1.49)    (0.18)    (0.25)    (0.22)    (2.11)

    1999
    ----
    Revenue                    $ 16,145  $ 16,020  $ 17,622  $ 29,813  $ 79,600
    Net income (loss)            (7,185)  (13,960)  (16,399)    4,349   (33,195)
    Net income (loss) per
     common share -
      Basic                    $  (0.17) $  (0.32) $  (0.37) $   0.10  $  (0.76)
      Diluted                     (0.17)    (0.32)    (0.37)     0.09     (0.76)
    Pro forma amounts
     assuming the change in
     accounting principle was
     applied retroactively to
     prior years -
    Net income (loss)          $ (1,547) $ (8,256) $ (9,689) $  2,183  $(17,309)
    Net income (loss) per
     common share -
      Basic                    $  (0.04) $  (0.19) $  (0.22) $   0.05  $  (0.40)
      Diluted                     (0.04)    (0.19)    (0.22)     0.04     (0.40)

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

The information requested by this item is incorporated by reference from the sections labeled "Election of Directors," "Continuing Class 3 Directors (until
2002)," "Continuing Class 1 Directors (until 2003)," "Other Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Compensation of Directors," "Executive Compensation," "2000 Option Grants," "2000 Option Exercises and Year-end Option Values," "Compensation Committee Interlocks and Insider Participation," "Employment Contracts, Termination of Employment and Change of Control Arrangements," "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2001.

Item 11. Executive Compensation

The information requested by this item is incorporated by reference from the sections labeled "Compensation of Directors," "Executive Compensation," "2000 Option Grants," "2000 Option Exercises and Year-end Option Values," "Compensation Committee Interlocks and Insider Participation," and "Employment Contracts, Termination of Employment and Change of Control Arrangements" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information requested by this item is incorporated by reference from the section labeled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2001.

Item 13. Certain Relationships and Related Transactions

The information requested by this item is incorporated by reference from the section labeled "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2001.

                                    PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

      a) 1.  Consolidated Financial Statements

             See Index to Consolidated Financial Statements under Item 8 of this Form 10-K.

         2.  Consolidated Financial Statement Schedules

             Balance sheets of Lilly ICOS LLC as of December 31, 2000 and 1999, and the related statements of operations, comprehensive operations, members' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2000, the period from October 2, 1998 (inception) through December 31, 1998 and the period from October 2, 1998 (inception) through December 31, 2000.

             Balance sheets of Suncos Corporation as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2000 and the period from February 6, 1997 (inception) through December 31, 2000.

             Independent Auditors' Reports

             All other consolidated financial statement schedules have been omitted since the information is not required or because the information required is included in the consolidated financial statements or notes thereto.

         3.  Exhibits

             See Index to Exhibits filed herewith.

      b)  Reports on Form 8-K

          No report on Form 8-K was filed during the fourth quarter of the fiscal year ended December 31, 2000.

      d)  Lilly ICOS LLC Financial Statements

          Suncos Corporation Financial Statements

                                 LILLY ICOS LLC
                         (A DEVELOPMENT STAGE COMPANY)

                               TABLE OF CONTENTS

                                                                          Page

Independent Auditors' Report                                                 51

Balance Sheets as of December 31, 2000 and 1999                              52

Statements of Operations for each of the years in the two-year period ended December 31, 2000, the period from October 2, 1998 (inception)
 through December 31, 1998 and the period from October 2, 1998
 (inception) through December 31, 2000                                       53

Statements of Comprehensive Operations for each of the years in the two-
 year period ended December 31, 2000, the period from October 2, 1998
 (inception) through December 31, 1998 and the period from October 2,
 1998 (inception) through December 31, 2000                                  54

Statements of Members' Equity (Deficit) for each of the years in the two-year period ended December 31, 2000, the period from October 2,
 1998 (inception) through December 31, 1998 and the period from October
 2, 1998 (inception) through December 31, 2000                               55

Statements of Cash Flows for each of the years in the two-year period ended December 31, 2000, the period from October 2, 1998 (inception)
 through December 31, 1998 and the period from October 2, 1998
 (inception) through December 31, 2000                                       56

Notes to Financial Statements                                             57-58

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Lilly ICOS LLC:

We have audited the accompanying balance sheets of Lilly ICOS LLC (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, comprehensive operations, members' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2000, the period from October 2, 1998 (inception) to December 31, 1998 and the period from October 2, 1998 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lilly ICOS LLC as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2000, the period from October 2, 1998 (inception) to December 31, 1998 and the period from October 2, 1998 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Seattle, Washington
January 26, 2001

                                 LILLY ICOS LLC
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                             (in thousands)
                                                            -----------------
                                                              December 31,
                                                            -----------------
                                                              2000     1999
                                                            --------  -------

                          ASSETS

Current assets:

  Cash and cash equivalents                                 $  7,143  $ 4,689

  Investment securities available for sale, at market value        -   13,537

  Receivable                                                   1,043        -
                                                            --------  -------
                                                             $ 8,186  $18,226
                                                            ========  =======

         LIABILITIES AND MEMBERS' EQUITY (DEFICIT)

Current liabilities - accrued expenses payable to members   $ 55,412  $17,993

Members' equity (deficit):

  Eli Lilly and Company                                      (23,613)     122

  ICOS Corporation                                           (23,613)     122

  Accumulated other comprehensive loss                             -      (11)
                                                            --------  -------
    Total members' equity (deficit)                          (47,226)     233
                                                            --------  -------
                                                             $ 8,186  $18,226
                                                            ========  =======




                See accompanying notes to financial statements.

                                 LILLY ICOS LLC
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                (in thousands)
                                  -------------------------------------------
                                                    Period from  Period from
                                                     October 2,   October 2,
                                                        1998         1998
                                     Year ended     (inception)  (inception)
                                    December 31,      through      through
                                  ----------------- December 31, December 31,
                                    2000     1999       1998         2000
                                  -------- -------- ------------ ------------
Operating expenses:
  Development expense -
   contributed technology
   license from ICOS Corporation  $ 40,000 $ 70,000   $175,000     $285,000
  Development expense - Eli Lilly
   and Company                      67,864   39,698      3,051      110,613
  Development expense - ICOS
   Corporation                      20,086   19,375      3,487       42,948
  General and administrative           183      104        284          571
                                  -------- --------   --------     --------
    Total operating expenses       128,133  129,177    181,822      439,132
Investment income                      663      925        318        1,906
                                  -------- --------   --------     --------
    Net loss                      $127,470 $128,252   $181,504     $437,226
                                  ======== ========   ========     ========






                See accompanying notes to financial statements.

                                 LILLY ICOS LLC
                         (A DEVELOPMENT STAGE COMPANY)

                     STATEMENTS OF COMPREHENSIVE OPERATIONS

                                          (in thousands)
                            --------------------------------------------
                                               Period from  Period from
                                                October 2,   October 2,
                                                   1998         1998
                               Year ended      (inception)  (inception)
                              December 31,       through      through
                            -----------------  December 31, December 31,
                              2000     1999        1998         2000
                            -------- --------  ------------ ------------
Net loss                    $127,470 $128,252    $181,504     $437,226
Other comprehensive loss:
  Unrealized gain (loss) on
   investment securities          11      (10)         (1)           -
                            -------- --------    --------     --------
    Comprehensive loss      $127,459 $128,262    $181,505     $437,226
                            ======== ========    ========     ========






                See accompanying notes to financial statements.

                                 LILLY ICOS LLC
                         (A DEVELOPMENT STAGE COMPANY)

                    STATEMENTS OF MEMBERS' EQUITY (DEFICIT)

                                                      (in thousands)
                            ---------------------------------------------------------------------
                                 Eli Lilly and Company                     Accumulated    Total
                            --------------------------------                  other     members'
                                      Contributions              ICOS     comprehensive  equity
                             Equity    receivable    Total    Corporation     loss      (deficit)
                            --------  ------------- --------  ----------- ------------- ---------
  Balances at October 2,
   1998 (inception)         $      -    $      -    $      -   $      -       $  -      $       -
  Member contributions:
   Cash                      100,000           -     100,000          -          -        100,000
   Technology license              -           -           -    175,000          -        175,000
   Receivable                 80,000     (80,000)          -          -          -              -
  Capital distribution             -           -           -    (75,000)         -        (75,000)
  Unrealized loss on
   investment securities           -           -           -          -         (1)            (1)
  Net loss                   (90,752)          -     (90,752)   (90,752)         -       (181,504)
--------------------------------------------------------------------------------------------------
  Balances at December 31,
   1998                       89,248     (80,000)      9,248      9,248         (1)        18,495
   Member contributions:
   Cash                       15,000      40,000      55,000          -          -         55,000
   Technology license              -           -           -     70,000          -         70,000
  Capital distribution             -           -           -    (15,000)         -        (15,000)
  Unrealized loss on
   investment securities           -           -           -          -        (10)           (10)
  Net loss                   (64,126)          -     (64,126)   (64,126)         -       (128,252)
--------------------------------------------------------------------------------------------------
  Balances at December 31,
   1999                       40,122     (40,000)        122        122        (11)           233
  Member contributions:
   Cash                            -      40,000      40,000          -          -         40,000
   Technology license              -           -           -     40,000          -         40,000
  Unrealized gain on
   investment securities           -           -           -          -         11             11
  Net loss                   (63,735)          -     (63,735)   (63,735)         -       (127,470)
--------------------------------------------------------------------------------------------------
  Balances at December 31,
   2000                     $(23,613)   $      -    $(23,613)  $(23,613)      $  -      $ (47,226)
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------




                 See accompanying notes to financial statements

                                 LILLY ICOS LLC
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                              (in thousands)
                               -----------------------------------------------
                                                     Period from  Period from
                                                      October 2,   October 2,
                                                         1998         1998
                                   Year ended        (inception)  (inception)
                                  December 31,         through      through
                               --------------------  December 31, December 31,
                                 2000       1999         1998         2000
                               ---------  ---------  ------------ ------------
Cash flows from operating
 activities:
 Net loss                      $(127,470) $(128,252)  $(181,504)   $(437,226)
 Adjustments to reconcile net
  loss to net cash provided by
  (used in) operating
  activities:
  Contributed technology
   license                        40,000     70,000     175,000      285,000
  Amortization of investment
   discounts                        (153)      (398)       (306)        (857)
  Change in operating assets
   and liabilities:
   Receivable                     (1,043)         -           -       (1,043)
   Accrued expenses payable to
    members                       37,419     11,170       6,823       55,412
                               ---------  ---------   ---------    ---------
    Net cash provided by (used
     in) operating activities    (51,247)   (47,480)         13      (98,714)
Cash flows from investing
 activities:
 Purchases of investment
  securities                           -    (37,710)    (24,997)     (62,707)
 Maturities of investment
  securities                      13,701     49,863           -       63,564
                               ---------  ---------   ---------    ---------
    Net cash provided by (used
     in) investing activities     13,701     12,153     (24,997)         857
Cash flows from financing
 activities:
 Member contributions             40,000     55,000     100,000      195,000
 Capital distributions                 -    (15,000)    (75,000)     (90,000)
                               ---------  ---------   ---------    ---------
    Net cash provided by
     financing activities         40,000     40,000      25,000      105,000
    Net increase in cash and
     cash equivalents              2,454      4,673          16        7,143
Cash and cash equivalents at
 beginning of period               4,689         16           -            -
                               ---------  ---------   ---------    ---------
Cash and cash equivalents at
 end of period                 $   7,143  $   4,689   $      16    $   7,143
                               =========  =========   =========    =========




                 See accompanying notes to financial statements

                                LILLY ICOS LLC
                         (A DEVELOPMENT STAGE COMPANY)
                         Notes to Financial Statements

                          December 31, 2000 and 1999
                    (in thousands, unless otherwise noted)

(1) Organization and Business Operations

    Lilly ICOS LLC (the "Company"), a 50/50-owned limited liability company, is a development stage company that was formed in October, 1998 by Eli Lilly and Company ("Eli Lilly") and ICOS Corporation ("ICOS") to develop and commercialize PDE5 inhibitors. Profits, losses and distributions, except for distributions for payment of ICOS' exclusive license (see Note 3), are allocated based on respective ownership interests. The Company is developing Cialis(TM) as an oral therapeutic agent for the treatment of both male erectile dysfunction and female sexual dysfunction. Both ICOS and Eli Lilly provide the Company with research and development services. The Company will market any products resulting from this collaborative effort in North America and the countries in the European Union or European Free Trade Area through the services of Eli Lilly and ICOS. For countries outside North America and these European countries, in exchange for royalty payments, the Company has granted Eli Lilly an exclusive license to develop, manufacture and commercialize the PDE5 inhibitors developed in the collaboration.

(2) Summary of Significant Accounting Policies

     (a)  Use of Estimates in the Preparation of Financial Statements

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (b)  Financial Instruments

          The Company's financial instruments consist of cash and cash equivalents, a receivable, and accrued expenses payable to related parties. The Company's financial instruments are short-term and therefore are considered to have fair value equal to book value.

     (c)  Cash and Cash Equivalents

          All highly liquid short-term investments with a maturity at purchase of three months or less are considered to be cash equivalents.

     (d)  Investment Securities

          The Company's investment securities are classified as available-for-sale and carried at market value, based on quoted market prices, with unrealized gains and losses excluded from results of operations and included as a component of total comprehensive operations. Realized gains and losses on sales of investment securities are determined on the specific identification method and included in investment income.

     (e)  Research and Development Costs

          Research and development costs are expensed as incurred.

     (f)  Income Taxes

          No provision for Federal income taxes is included in the financial statements since such taxes, if any, are payable or recoverable by each member.

     (g)  Operating Segments

          The Company operates in one segment, the development and commercialization of PDE5-related products for human therapeutic use.

     (h)  New Accounting Standard

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS 133 will not have a material impact on the Company's financial statements as the Company does not currently hold any derivative instruments.

(3) Equity Transactions

    ICOS contributed to the Company an exclusive license for the PDE5 technology in October 1998, and Eli Lilly contributed to the Company $180 million ($100 million of which was received in October 1998 and $40 million received in both October 1999 and October 2000). ICOS and Eli Lilly each acquired a 50% ownership interest in the Company.

    The technology license contributed to the Company by ICOS is valued based on the cash contributions from Eli Lilly and the concurrent capital distributions to ICOS discussed below. The contributed technology license was initially valued at $255 million ($175 million was recognized in 1998 and $40 million was recognized in both 1999 and 2000). The contributed valuation of the technology license may increase by up to $150 million if certain milestones are achieved as provided for in the Limited Liability Company Agreement ("LLC Agreement"). The contributed valuation of the technology license increased $30 million in 1999 upon the initiation of a global phase three clinical trial program.

    Under the terms of the LLC Agreement, ICOS received a capital distribution of $75 million in October 1998. In September 1999, ICOS received an additional $15 million capital distribution upon the initiation of the global phase three clinical trial program and may receive up to an additional $60 million based on the achievement of certain additional milestones as specified in the LLC Agreement. The $15 million capital distribution was funded by an additional capital contribution from Eli Lilly, and any additional capital distributions related to potential future increases in the valuation of the contributed technology license are also required to be funded by additional capital contributions from Eli Lilly.

    ICOS and Eli Lilly have agreed to each fund 50% of the Company's financing needs.

(4) License Agreements

    In October 1998, in connection with ICOS' initial capital contribution of an exclusive license, the Company entered into a license agreement with ICOS under which the Company received an exclusive right and license to certain proprietary patent rights, technical information, technology and know-how relating to and useful in the manufacture, production and worldwide commercial sale of PDE5 for human therapeutic use. The value of the license was charged to development expense as the underlying technology represented incomplete product research and development.

    In October 1998, in connection with Eli Lilly's initial capital contribution, the Company also entered into a license agreement with Eli Lilly ("the License Agreement"), under which the Company granted to Eli Lilly an exclusive right and license to the PDE5 technology in order to develop, manufacture, market and sell PDE5 products in Eli Lilly's territory, as defined in the License Agreement. Under the License Agreement, Eli Lilly will pay to the Company a royalty on net sales of PDE5 products that are sold by Eli Lilly or any of its affiliates or sublicensees in the Eli Lilly territory.

(5) Research and Development Service Agreement

    In October 1998, the Company entered into a Research and Development Service Agreement ("the R&D Agreement") with Eli Lilly and ICOS. Under the terms of the R&D Agreement, to the extent requested by the Company, Eli Lilly and ICOS will research and develop PDE5 products for treatment of human sexual dysfunction. The Company pays Eli Lilly and ICOS a per-hour amount calculated on the basis of actual hours incurred by Eli Lilly and ICOS, plus certain nonclinical and clinical expenses. There is no minimum commitment for research and development and the Company can contract with other parties to provide research and development.

(6) Marketing and Sales Service Agreement

    In October 1998, the Company entered into a Marketing and Sales Service Agreement with Eli Lilly and ICOS to jointly promote the Company's future products.

(7) Investment Securities

    Investment securities at December 31, 1999 consist of investments in commercial paper with an amortized cost of $13,547.

(8) Receivable

    The receivable of $1,043 at December 31, 2000 represents an interim award related to legal expenses incurred in connection with a revocation hearing in the United Kingdom between the Company and Pfizer Corporation. Pursuant to a judgement by the court on November 8, 2000, Pfizer was ordered to reimburse the Company for legal costs related to the revocation hearing. Payment was received from Pfizer in January, 2001.

                               SUNCOS CORPORATION
                       (A DEVELOPMENT STAGE CORPORATION)

                               TABLE OF CONTENTS

                                                                         Page

Independent Auditors' Report                                                60

Balance Sheets as of December 31, 2000 and 1999                             61

Statements of Operations for each of the years in the three-year period ended December 31, 2000 and the period from February 6, 1997
 (inception) through December 31, 2000                                      62

Statements of Stockholders' Equity and Comprehensive Loss for each of the years in the three-year period ended December 31, 2000 and the
 period from February 6, 1997 (inception) through December 31, 2000         63

Statements of Cash Flows for each of the years in the three-year period ended December 31, 2000 and the period from February 6, 1997
 (inception) through December 31, 2000                                      64

Notes to Financial Statements                                            65-66

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Suncos Corporation:

We have audited the accompanying balance sheets of Suncos Corporation (a development stage corporation) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2000 and the period from February 6, 1997 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suncos Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 and the period from February 6, 1997 (inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Suncos Corporation will continue as a going concern. As discussed in note 3 to the financial statements, Suncos Corporation has experienced recurring losses from operations and has a deficit accumulated during the development stage, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Seattle, Washington
January 26, 2001

                               SUNCOS CORPORATION
                       (A DEVELOPMENT STAGE CORPORATION)

                                 BALANCE SHEETS

                                                             (in thousands,
                                                              except share
                                                                  data)
                                                            ------------------
                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------

                          ASSETS

Current assets - cash and cash equivalents                  $  2,511  $  8,364
                                                            ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accrued expenses payable to related
 parties                                                    $  1,583  $  1,930
                                                            --------  --------

Stockholders' equity:

  Common stock, $.0001 par value. Authorized, issued and
   outstanding 10,000 shares at December 31, 2000 and 9,000
   shares at December 31, 1999                                     -         -

  Additional paid-in capital                                  70,000    60,000

  Deficit accumulated during the development stage           (69,072)  (53,566)
                                                            --------  --------
    Total stockholders' equity                                   928     6,434
                                                            --------  --------
                                                             $ 2,511  $  8,364
                                                            ========  ========




                See accompanying notes to financial statements.

                               SUNCOS CORPORATION
                       (A DEVELOPMENT STAGE CORPORATION)

                            STATEMENTS OF OPERATIONS

                                            (in thousands)
                                 ------------------------------------
                                                         Period from
                                                         February 6,
                                                             1997
                                                         (inception)
                                 Year ended December 31,   through
                                 ----------------------- December 31,
                                  2000    1999    1998       2000
                                 ------- ------- ------- ------------
Operating expenses:
  Development - Suntory Limited  $   459 $   942 $ 1,615   $ 5,109
  Development - ICOS Corporation  14,612  24,288  14,412    64,486
  General and administrative         601     814     567     2,006
                                 ------- ------- -------   -------
    Total operating expenses      15,672  26,044  16,594    71,601
Investment income                    166     430     699     2,529
                                 ------- ------- -------   -------
    Net loss                     $15,506 $25,614 $15,895   $69,072
                                 ======= ======= =======   =======






                See accompanying notes to financial statements.

                               SUNCOS CORPORATION
                       (A DEVELOPMENT STAGE CORPORATION)

           STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                                          (in thousands, except share data)
                           ----------------------------------------------------------------
                                                                    Deficit
                                                     Accumulated  accumulated
                           Common Stock  Additional     other     during the      Total
                           -------------  paid-in   comprehensive development stockholders'
                           Shares Amount  capital       loss         stage       equity
                           ------ ------ ---------- ------------- ----------- -------------
  Balances at February 6,
   1997 (inception)             -  $ -    $     -        $ -       $      -     $      -
  Issuance of common
   stock - 3,000 shares
   for $30,000 cash and
   3,000 shares in
   exchange for
   technology               6,000    -     30,000          -              -       30,000
  Comprehensive loss:
   Net loss                     -    -          -          -        (12,057)     (12,057)
   Unrealized loss on
    investment securities       -    -          -         (2)             -           (2)
                                                                                --------
   Total comprehensive
    loss                        -    -          -          -              -      (12,059)
-------------------------------------------------------------------------------------------
  Balances at December
   31, 1997                 6,000    -     30,000         (2)       (12,057)      17,941
  Comprehensive loss:
   Net loss                     -    -          -          -        (15,895)     (15,895)
   Unrealized gain on
    investment securities       -    -          -          2              -            2
                                                                                --------
   Total comprehensive
    loss                        -    -          -          -              -      (15,893)
-------------------------------------------------------------------------------------------
  Balances at December
   31, 1998                 6,000    -     30,000          -        (27,952)       2,048
  Issuance of 3,000
   shares of common stock
   for cash                 3,000    -     30,000          -              -       30,000
  Net loss                      -    -          -          -        (25,614)     (25,614)
-------------------------------------------------------------------------------------------
  Balances at December
   31, 1999                 9,000    -     60,000          -        (53,566)       6,434
  Issuance of 1,000
   shares of common stock
   for cash                 1,000    -     10,000          -              -       10,000
  Net loss                      -    -          -          -        (15,506)     (15,506)
-------------------------------------------------------------------------------------------
  Balances at December
   31, 2000                10,000  $ -    $70,000        $ -       $(69,072)    $    928
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------




                See accompanying notes to financial statements.

                               SUNCOS CORPORATION
                       (A DEVELOPMENT STAGE CORPORATION)

                            STATEMENTS OF CASH FLOWS

                                               (in thousands)
                                   ------------------------------------------
                                                                 Period from
                                                                 February 6,
                                                                     1997
                                                                 (inception)
                                    Year ended December 31,        through
                                   ----------------------------  December 31,
                                     2000      1999      1998        2000
                                   --------  --------  --------  ------------

Cash flows from operating
 activities:

  Net loss                         $(15,506) $(25,614) $(15,895)   $(69,072)

  Adjustments to reconcile net
   loss to net cash used in
   operating activities:

    Amortization of investment
     discounts                            -         -      (229)     (1,113)

    Change in operating assets and
     liabilities:

      Interest receivable                 -        43       (33)          -

      Accrued expenses payable to
       related parties                 (347)   (1,850)    2,252       1,583
                                   --------  --------  --------    --------
        Net cash used in operating
         activities                 (15,853)  (27,421)  (13,905)    (68,602)
                                   --------  --------  --------    --------

Cash flows from investing
 activities:

  Purchases of investment
   securities                             -   (12,700)  (28,948)    (68,527)

  Maturities of investment
   securities                             -    17,761    39,557      69,640
                                   --------  --------  --------    --------

        Net cash provided by
         investing activities             -     5,061    10,609       1,113
                                   --------  --------  --------    --------
Cash provided by financing
 activities - proceeds from
 issuance of common stock            10,000    30,000         -      70,000
                                   --------  --------  --------    --------

        Net increase (decrease) in
         cash and cash equivalents   (5,853)    7,640    (3,296)      2,511

Cash and cash equivalents at
 beginning of period                  8,364       724     4,020           -
                                   --------  --------  --------    --------
Cash and cash equivalents at end
 of period                         $  2,511  $  8,364  $    724    $  2,511
                                   ========  ========  ========    ========


                See accompanying notes to financial statements.

                              SUNCOS CORPORATION
                       (A DEVELOPMENT STAGE CORPORATION)
                         Notes to Financial Statements

                          December 31, 2000 and 1999
            (in thousands, except share data or as otherwise noted)

(1) Organization and Business Operations

    Suncos Corporation (the "Company"), a 50/50-owned corporation, is a development stage corporation that was formed in February 1997 by ICOS Corporation ("ICOS") and Suntory Limited of Japan ("Suntory") to develop and commercialize Pafase(R) products for human therapeutic use. Suncos is managed jointly by ICOS and Suntory and each company provides Suncos with research and development services. The Company has an exclusive license to all rights to Pafase(R) on a worldwide basis. The Company has granted Suntory exclusive rights to develop and commercialize Pafase(R) in Japan, and has granted ICOS exclusive rights to develop and commercialize Pafase(R) in the United States. The Company retains the rights to develop and commercialize Pafase(R) in the rest of the world.

    Upon formation of the Company, ICOS contributed an exclusive license for Pafase(R) technology to the Company and Suntory contributed $30 million to the Company, each in exchange for 3,000 shares of common stock. The technology contributed to the Company by ICOS had a zero basis for financial reporting purposes and, accordingly, the Company recorded no value for ICOS' initial contribution. The initial $30 million cash investment was depleted in 1999. During 1999, ICOS and Suntory each invested an additional $15 million in the Company in exchange for 1,500 shares of common stock each. During 2000, ICOS and Suntory each invested an additional $5 million in the Company in exchange for 500 shares of common stock each. Any future amounts to be invested in the Company are at the discretion of ICOS and Suntory.

(2) Summary of Significant Accounting Policies

     (a)  Use of Estimates in the Preparation of Financial Statements

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (b)  Financial Instruments

          The Company's financial instruments consist of cash and cash equivalents and accrued expenses payable to related parties. The Company's financial instruments are short-term and therefore are considered to have fair value equal to book value.

     (c)  Cash and Cash Equivalents

          All highly liquid short-term investments with a maturity at purchase of three months or less are considered to be cash equivalents.

     (d)  Research and Development Costs

          Research and development costs are expensed as incurred.

     (e)  Income Taxes

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

     (f)  Operating Segments

          The Company operates in one segment, the development and commercialization of Pafase(R) products for human therapeutic use.

     (g)  New Accounting Standard

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS 133 will not have a material impact on the Company's financial statements as the Company does not currently hold any derivative instruments.

     (h)  Reclassifications

          Certain amounts reported in prior periods have been reclassified to conform to the 2000 presentation.

(3) Financing

    The Company has experienced recurring losses from operations and has a deficit accumulated during the development stage of $69,072 at December 31, 2000.

    The Company's existing cash and cash equivalents were sufficient to fund operations into January 2001. As of the date of this report, ICOS and Suntory are involved in discussions regarding additional funding to the joint venture. To continue operations, the Company will need to obtain additional financing from the joint venture partners or other sources. There is no assurance that such financing will be available. If additional funds are not available, the Company will be required to delay, reduce, or eliminate its research and development programs.

(4) Development and Supply Agreement

    The Company has a Development and Supply Agreement (the "Agreement") with ICOS and Suntory. Under the terms of the Agreement, ICOS and Suntory conduct development work with respect to the improvement and commercial development of the Pafase(R) technology. The Company pays ICOS and Suntory certain actual expenses incurred by ICOS and Suntory plus a mark-up of 5%. ICOS has agreed to supply to the Company, for ultimate use by Suntory and the Company, sufficient amounts of Pafase(R) to carry out the goals and purposes of the development program.

    The Agreement terminates at the earlier of December 2011, the liquidation of the Company or completion of the development program.

(5) Services Agreements

    The Company has services agreements with ICOS and Suntory whereby both companies have agreed to make general management support available in connection with the daily operation of the Company and provide commercial development, marketing research and administrative services to the Company. ICOS and Suntory are reimbursed for a percentage of their total general and administrative expenses calculated based on the ratio of full-time equivalent employees assigned to Pafase(R) to total full-time equivalent employees, plus a mark-up of 5%.

(6) Federal Income Taxes

    The Company has realized no income tax benefit since its inception due to the inability to utilize net operating loss carryforwards.

    Carryforwards which give rise to deferred tax assets at December 31, 2000 and 1999 consist of the following:

                                             2000      1999
                                           --------  --------
         Net operating loss carryforwards  $ 24,175  $ 18,213
         Less valuation allowance           (24,175)  (18,213)
                                           --------  --------
          Net deferred tax assets          $      -  $      -
                                           ========  ========

    The increase in the valuation allowance was $5,962, $8,709 and $5,404 in 2000, 1999 and 1998, respectively.

    The Company has net operating loss carryforwards of $69,072 at December 31, 2000, available to offset future taxable income, which expire from 2013 to 2020.

                               Index to Exhibits

                                                                           Page
                                                                           ----
 3.1   Restated Certificate of Incorporation of ICOS Corporation            A
 3.2   Restated Bylaws of ICOS Corporation                                  A
 4.1   Restated Certificate of Incorporation of ICOS Corporation
       (included in Exhibit 3.1)
 10.1  ICOS Corporation 1989 Stock Option Plan (Amended and Restated as
       of January 8, 1997)                                                  E
 10.2  ICOS Corporation 1991 Stock Option Plan for Non-employee
       Directors (Amended and Restated as of January 8, 1997)               E
 10.3  ICOS Corporation 1999 Stock Option Plan                              K
 10.4  Employment Agreement dated as of September 16, 1993 between Gary
       Wilcox and ICOS Corporation                                          C
 10.5  Employment agreement between ICOS Corporation and Paul N. Clark
       dated June 11, 1999                                                  L
 10.6  Industrial Real Estate Lease dated August 1, 1992 between Trinity
       at Canyon Park and ICOS Corporation                                  B
 10.7  Real Estate Purchase and Sale Agreement dated October 30, 1992 between Canyon Park Business Center Limited Partnership and ICOS
       Corporation                                                          B
 10.8  Industrial Real Estate Lease dated December 20, 1996 between WRC
       Properties, Inc. and ICOS Corporation                                H
 10.9  Industrial Real Estate Lease dated August 6, 1993 between John H.
       Harland Company and ICOS Corporation                                 C
 10.10 Industrial Real Estate Lease Renewal and Amendment Agreement
       dated May 20, 1997 between Benaroya Capital Company, L.L.C. and
       ICOS Corporation                                                     H
 10.11 Industrial Real Estate Lease Renewal and Amendment Agreement
       dated August 5, 1997 between WRC Properties, Inc. and ICOS
       Corporation                                                          H
 10.12 Second Amendment dated October 30, 1998 to Industrial Real Estate
       Lease Agreement between Teachers Insurance & Annuity Association of America, Inc., as successors to WRC Properties, Inc., and ICOS
       Corporation                                                          J
 10.13 Industrial Real Estate Lease Agreement dated January 7, 1999
       between CarrAmerica Realty Corporation and ICOS Corporation          J
 10.14 Industrial Real Estate Lease Agreement dated September 6, 2000
       between Benaroya Capital Company, LLC and ICOS Corporation           N
 10.15 R&D Collaboration/License Agreement dated April 1, 1995 between
       Abbott Laboratories and ICOS Corporation                             D*
 10.16 First Amendment to R & D Collaboration/License Agreement dated
       April 1, 1995 between Abbott Laboratories and ICOS Corporation       F*
 10.17 Shareholders Agreement, entered into December 18, 1996, among
       ICOS Corporation, Suntory Limited and Suncos Corporation.            E*
 10.18 rPAF-AH License Agreement, dated February 6, 1997, between ICOS
       Corporation and Suncos Corporation                                   E*
 10.19 Development and Supply Agreement, dated February 6, 1997, among
       ICOS Corporation, Suntory Limited and Suncos Corporation             E*
 10.20 ICOS Services Agreement, dated February 6, 1997, between ICOS
       Corporation and Suncos Corporation                                   E*
 10.21 ICOS License Agreement, dated February 6, 1997, between Suncos
       Corporation and ICOS Corporation                                     E*
 10.22 Agreement of Limited Partnership dated as of June 5, 1997, by and among ICOS Development Corporation, as general partner, and each
       of the limited partners of ICOS Clinical Partners, L.P.              G*
 10.23 Purchase Agreement dated as of June 5, 1997 between the
       Registrant and each of the Limited Partners from time to time of
       ICOS Clinical Partners, L.P.                                         G*
 10.24 Product Development Agreement, dated as of June 5, 1997, by and
       between the Registrant and ICOS Clinical Partners, L.P.              G*
 10.25 Limited Liability Company Agreement of Lilly ICOS LLC (the "LLC
       Agreement") dated September 30, 1998 between ICOS Corporation and
       Eli Lilly and Company, including Exhibit E thereto.                  I*
 10.26 Lilly License Agreement, dated September 30, 1998, between Lilly
       ICOS LLC and Eli Lilly and Company (Exhibit A to the LLC
       Agreement).                                                          I*
 10.27 The PDE5 License Agreement, dated September 30, 1998, between
       ICOS Corporation and Lilly ICOS LLC (Exhibit B to the LLC
       Agreement).                                                          I*
 10.28 Research and Development Agreement, dated September 30, 1998, among ICOS Corporation, Lilly ICOS LLC and Eli Lilly and Company
       (Exhibit C to the LLC Agreement).                                    I*
 10.29 Marketing and Sales Service Agreement, dated September 30, 1998, between ICOS Corporation, Lilly ICOS LLC, and Eli Lilly and
       Company (Exhibit F to the LLC Agreement).                            I*

 10.30 Agreement of Limited Partnership of ICOS-Texas Biotechnology L.P.
       (the "ICOS-TBC Agreement") dated June 6, 2000, among ICOS-ET-LP
       LLC, Texas Biotechnology Corporation, ICOS-ET-GP LLC and TBC-ET,
       Inc., including Exhibit D thereto.                                   M*
 10.31 Endothelin License Agreement dated June 6, 2000, between Texas
       Biotechnology Corporation and ICOS-Texas Biotechnology L.P.
       (Exhibit A to the ICOS-TBC Agreement).                               M*
 10.32 Research and Development Service Agreement dated June 6, 2000, among ICOS Corporation, Texas Biotechnology Corporation and ICOS-
       Texas Biotechnology L.P. (Exhibit B to the ICOS-TBC Agreement).      M*
 10.33 Formation and Performance Agreement, dated June 6, 2000, by and
       between ICOS Corporation and Texas Biotechnology Corporation.        M*
 10.34 Restated R&D Collaboration/License Agreement dated May 31, 2000,
       between ICOS Corporation and Abbott Laboratories.                    M*
 23.1  Consent of KPMG LLP (ICOS Corporation)                               N
 23.2  Consent of KPMG LLP (Lilly ICOS LLC)                                 N
 23.3  Consent of KPMG LLP (Suncos Corporation)                             N

       see below for explanatory notes

---------------
 A Filed as an exhibit to the Company's Registration Statement (Registration No. 333-3312) effective May 7, 1996 and incorporated herein by reference.
 B Filed as an exhibit to the Company's Form 10-K Annual Report on March 29, 1993 and incorporated herein by reference.
 C Filed as an exhibit to the Company's Form 10-Q Quarterly Report on November 2, 1993 and incorporated herein by reference.
 D Filed as an exhibit to the Company's Form 10-Q Quarterly Report on May 12, 1995 and incorporated herein by reference.
 E Filed as an exhibit to the Company's Form 10-K Annual Report on March 31, 1997 and incorporated herein by reference.
 F Filed as an exhibit to the Company's Form 10-Q Quarterly Report on August 14, 1997 and incorporated herein by reference.
 G Filed as an exhibit to the Company's Form 8-K Current Report on August 26, 1997 and incorporated herein by reference.
 H Filed as an exhibit to the Company's Form 10-Q Quarterly Report on November 17, 1997 and incorporated herein by reference.
 I Filed as an exhibit to the Company's Form 10-Q Quarterly Report on November 13, 1998 and incorporated herein by reference.
 J Filed as an exhibit to the Company's Form 10-K Annual Report on March 31, 1999 and incorporated herein by reference.
 K Filed as an exhibit to the Company's definitive Proxy Statement dated March 30, 1999 and incorporated herein by reference.
 L Filed as an exhibit to the Company's Form 10-Q Quarterly Report on August 13, 1999 and incorporated herein by reference.
 M Filed as an exhibit to the Company's Form 10-Q Quarterly Report on August 14, 2000 and incorporated herein by reference.
 N  Filed with this document.
 * Confidential treatment has been requested with respect to portions of this exhibit.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bothell, State of Washington, on the 29th day of March, 2001.

                                      ICOS CORPORATION
                                      (Registrant)

                                         /s/ Paul N. Clark
                                      By: _____________________________________
                                         Paul N. Clark
                                         Chairman of the Board of Directors,
                                         Chief Executive Officer and President
                                         (Principal Executive Officer)

                                         /s/ Michael A. Stein
                                      By: _____________________________________
                                         Michael A. Stein
                                         Vice President and Chief Financial
                                         Officer
                                         (Principal Financial and Accounting
                                         Officer)

                               POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Paul N. Clark and Michael A. Stein, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  Signature                          Title                 Date
                  ---------                          -----                 ----

            /s/ Paul N. Clark              Chairman of the Board of   March 29, 2001
    ______________________________________ Directors, Chief Executive
                Paul N. Clark              Officer and President
                                           (Principal Executive
                                           Officer)

            /s/ Gary L. Wilcox             Director and Executive     March 29, 2001
    ______________________________________ Vice President, Operations
                Gary L. Wilcox

            /s/ Frank T. Cary              Director                   March 29, 2001
    ______________________________________
                Frank T. Cary

          /s/ James L. Ferguson            Director                   March 29, 2001
    ______________________________________
              James L. Ferguson

        /s/ William H. Gates, III          Director                   March 29, 2001
    ______________________________________
            William H. Gates, III

          /s/ David V. Milligan            Director                   March 29, 2001
    ______________________________________
              David V. Milligan

           /s/ Robert W. Pangia            Director                   March 29, 2001
    ______________________________________
               Robert W. Pangia

       /s/ Alexander B. Trowbridge         Director                   March 29, 2001
    ______________________________________
           Alexander B. Trowbridge

          /s/ Walter B. Wriston            Director                   March 29, 2001
    ______________________________________
              Walter B. Wriston