Form 10-Q
period 2001-03-31
ICOS CORP / DE
filed 2001-05-15
CIK 874294

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended March 31, 2001

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

Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                 Class                      Outstanding at April 30, 2001
                 -----                      -----------------------------
      Common Stock, $0.01 par value                   52,881,932

                                ICOS CORPORATION
                                ----------------

                               TABLE OF CONTENTS
                               -----------------

                                                                                             PAGE NO.
                                                                                            --------
PART I.  Financial Information

     ITEM 1. Financial Statements

     Condensed Consolidated Statements of Operations for the three months ended
     March 31, 2001 and 2000..................................................................   1

     Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000.........   2

     Condensed Consolidated Statements of Cash Flows for the three months ended
     March 31, 2001 and 2000..................................................................   3

     Notes to Condensed Consolidated Financial Statements.....................................   4

     ITEM 2.

     Management's Discussion and Analysis of Financial Condition and Results
     of Operations............................................................................   7

     ITEM 3.

     Quantitative and Qualitative Disclosures about Market Risk...............................  11

PART II.  Other Information

     ITEM 6.  Exhibits and Reports on Form 8-K................................................  11

SIGNATURE.....................................................................................  12

PART 1: Financial Information

ITEM 1: Financial Statements


                                ICOS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                      (in thousands, except per share data)
                                                              --------------------------------------------------
                                                                               Three months ended
                                                                                    March 31,
                                                              --------------------------------------------------
                                                                         2001                       2000
                                                              -----------------------       --------------------
Revenue:
   Collaborative research and development from related parties               $ 11,726                   $  9,777
   Licenses of technology to related parties                                    6,614                      7,423
   Other                                                                          560                          -
                                                              -----------------------       --------------------
     Total revenue                                                             18,900                     17,200
                                                              -----------------------       --------------------
Operating expenses:
   Research and development                                                    23,025                     20,277
   General and administrative                                                   1,487                      1,492
                                                              -----------------------       --------------------
      Total operating expenses                                                 24,512                     21,769
                                                              -----------------------       --------------------
                                                                               (5,612)                    (4,569)
                                                              -----------------------       --------------------
Other income (expense):
  Equity in losses of affiliates                                              (12,993)                    (1,483)
  Investment income                                                             3,163                      1,141
  Other, net                                                                      289                        462
                                                              -----------------------       --------------------
    Other income (expense)                                                     (9,541)                       120
                                                              -----------------------       --------------------
Loss before cumulative effect of change in accounting
 principle                                                                    (15,153)                    (4,449)
   Cumulative effect of change in accounting principle                             -                     (63,075)
                                                              -----------------------       --------------------
Net loss                                                                     $(15,153)                  $(67,524)
                                                              =======================       ====================

Per common share - basic and diluted:
     Loss before cumulative effect of change in accounting                     $(0.29)                  $  (0.10)
      principle
     Cumulative effect of change in accounting principle                            -                   $  (1.39)
     Net loss                                                                  $(0.29)                  $  (1.49)

Weighted average common shares outstanding - basic and diluted                 52,531                     45,169


    See accompanying notes to condensed consolidated financial statements.

                                ICOS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                (in thousands)
                                                                             -------------------------------------------------
                                                                                    March 31,                 December 31,
                                                                                       2001                       2000
                                                                             ----------------------       --------------------
                                                                                   (unaudited)
                             ASSETS

Current assets:
  Cash and cash equivalents                                                               $ 180,866                  $ 194,708
  Investment securities, at market value                                                     34,844                     34,284
  Interest receivable                                                                           508                        408
  Receivables from affiliates                                                                24,357                     17,051
  Other                                                                                       2,805                      2,007
                                                                             ----------------------       --------------------
     Total current assets                                                                   243,380                    248,458
Property and equipment, at cost, net of accumulated depreciation                             18,729                     19,127
Other assets                                                                                    123                        589
                                                                             ----------------------       --------------------
                                                                                          $ 262,232                  $ 268,174
                                                                             ======================       ====================

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accruals                                                           $  11,142                  $  11,880
  Due to affiliates                                                                          37,580                     25,053
  Deferred research and development revenue from related parties                             10,745                     17,249
                                                                             ----------------------       --------------------
     Total current liabilities                                                               59,467                     54,182
Deferred research and development revenue from related parties                                2,787                      2,897
Stockholders' equity:
  Common stock                                                                                  527                        524
  Additional paid-in capital                                                                436,603                    432,665
  Accumulated other comprehensive income                                                        177                         82
  Accumulated deficit                                                                      (237,329)                  (222,176)
                                                                             ----------------------       --------------------
     Total stockholders' equity                                                             199,978                    211,095
                                                                             ----------------------       --------------------
                                                                                          $ 262,232                  $ 268,174
                                                                             ======================       ====================

    See accompanying notes to condensed consolidated financial statements.

                                ICOS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                                               (in thousands)
                                                                                ------------------------------------------
                                                                                        Three months ended March 31,
                                                                                ------------------------------------------
                                                                                        2001                   2000
                                                                                -------------------    -------------------
Cash flows from operating activities:
   Net loss                                                                                $(15,153)              $(67,524)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Cumulative effect of change in accounting principle                                          -                 63,075
     Amortization of deferred revenue                                                        (6,614)                (7,423)
     Depreciation and amortization                                                            1,271                  1,015
     Equity in losses of affiliates                                                          12,993                  1,483
     Change in operating assets and liabilities:
        Receivables                                                                          (7,352)                 2,094
        Other current assets                                                                   (886)                  (520)
        Accounts payable and accruals                                                          (738)                (4,621)
     Other                                                                                      (66)                   555
                                                                                -------------------    -------------------
           Cash used in operating activities                                                (16,545)               (11,866)
                                                                                -------------------    -------------------
Cash flows from investing activities:
   Purchases of investment securities                                                       (23,949)                (3,951)
   Maturities of investment securities                                                       13,090                 18,395
   Sales of investment securities                                                            10,545                  3,999
   Acquisitions of property and equipment                                                      (958)                (1,312)
                                                                                -------------------    -------------------
          Cash provided by (used in) investing activities                                    (1,272)                17,131
                                                                                -------------------    -------------------
Cash flows from financing activities:
   Proceeds from stock options and warrants                                                   3,975                  8,666
                                                                                -------------------    -------------------
          Cash provided by financing activities                                               3,975                  8,666
                                                                                -------------------    -------------------

Increase (decrease) in cash and cash equivalents                                            (13,842)                13,931
  Cash and cash equivalents, beginning of period                                            194,708                 12,885
                                                                                -------------------    -------------------
Cash and cash equivalents, end of period                                                   $180,866               $ 26,816
                                                                                ===================    ===================

    See accompanying notes to condensed consolidated financial statements.

                                ICOS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, unless otherwise noted)

                                  (unaudited)


1. Summary of Significant Accounting Policies
   ------------------------------------------

  Basis of Presentation

  The accompanying condensed consolidated financial statements present the results of operations, financial position and cash flows of ICOS Corporation and its wholly owned subsidiary, ICOS Development Corporation, herein collectively referred to as "ICOS".

  The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes to those financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Accordingly, ultimate results could differ from those estimates.

  In our opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2001 and December 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2001 and March 31, 2000. Interim results are not necessarily indicative of results for a full year. We have eliminated all material intercompany transactions and balances between entities included in these financial statements.


2. Scientific Collaboration Agreements
   -----------------------------------

  Lilly ICOS LLC

  In October 1998, ICOS and Eli Lilly and Company ("Eli Lilly") formed Lilly ICOS LLC ("Lilly ICOS"), a 50/50-owned limited liability company, to develop and commercialize PDE5 inhibitors. Lilly ICOS is developing Cialis(TM) as an oral therapeutic agent, initially for the treatment of erectile dysfunction in men. Both ICOS and Eli Lilly provide Lilly ICOS with research and development services.

  For the quarters ended March 31, 2001 and 2000, we recognized collaborative research and development revenue from Lilly ICOS of $3.7 million and $3.6 million, respectively. For the quarter ended March 31, 2001, we also recognized our $9.2 million share of the net losses of Lilly ICOS. We did not recognize any portion of Lilly ICOS' operating losses until the third quarter of 2000, as joint venture activities prior to that time were funded solely by Eli Lilly.

  Suncos Corporation

  In February 1997, ICOS and Suntory Ltd. of Japan ("Suntory") formed Suncos Corporation ("Suncos"), a 50/50-owned corporation, to develop and commercialize Pafase(R). Both parties provide Suncos with research and development services.

  For the quarters ended March 31, 2001 and 2000, we recognized collaborative research and development revenue from Suncos of $4.2 million and $2.7 million, respectively, and our share of Suncos' net losses was $2.1 million and $1.4 million, respectively.

  ICOS - Texas Biotechnology L.P.

  In June 2000, ICOS and Texas Biotechnology Corporation ("Texas Biotech") formed ICOS-Texas Biotechnology L.P. ("ICOS-TBC"), a 50/50-owned limited partnership, to develop and commercialize endothelin receptor antagonists, such as sitaxsentan and TBC3711. Both parties provide the partnership with research and development services.

  For the quarter ended March 31, 2001, we recognized collaborative research and development revenue of $2.1 million from ICOS-TBC, and our $1.7 million share of ICOS-TBC's net loss.

  ICOS Clinical Partners, L.P.

  In 1997, ICOS Clinical Partners, L.P. ("ICOS Clinical Partners") was formed to fund development of Pafase(R) and certain other product candidates by ICOS.

  For the quarters ended March 31, 2001 and 2000, we recognized collaborative research and development revenue from ICOS Clinical Partners of $1.7 million and $3.5 million, respectively, and our share of ICOS Clinical Partners' net losses was $22 and $43, respectively.

3.  Comprehensive Loss
    ------------------

                                                                   Three months ended
                                                                        March 31,
                                                 ----------------------------------------------------
                                                          2001                           2000
                                                 -----------------------        ---------------------
                                                                     (in thousands)
Net loss                                                       $(15,153)                     $(67,524)
Net unrealized gains on investment securities                        95                            47
                                                 -----------------------        ---------------------
Comprehensive loss                                             $(15,058)                     $(67,477)
                                                 =======================        =====================


4. Change in Accounting for Certain Revenues
   -----------------------------------------

  Effective January 2000, we changed our accounting for nonrefundable upfront technology license fees and milestone payments. Prior to this change, nonrefundable license fees and milestone payments were recognized as revenue when received. Subsequent to this change, nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred. We recognize these fees as revenue over the product development periods, based on estimated total development costs. Milestone payments are recognized as revenue at the time such payments are due, based on the ratio of cumulative costs incurred to date, to total estimated development costs. Any remaining balance is deferred and
recognized as revenue over the remaining product development period.   Our
results for the first quarter of 2000 include a $63.1 million charge representing the cumulative effect of adopting this accounting change. For the quarters ended March 31, 2001 and 2000, we recognized as revenue $6.6 million and $7.4 million, respectively, of the $63.1 million deferred as a result of the accounting change.

5. Net Loss Per Common Share
   -------------------------

  Net loss per common share is calculated using the weighted-average number of common shares outstanding during the period. For the quarter ended March 31, 2001, options to acquire 8.4 million shares of common stock and warrants to acquire 10.0 million shares of common stock were excluded from the computation of net loss per common share because their impact would be antidilutive. For the quarter ended March 31, 2000, options to acquire 8.3 million shares of common stock and warrants to acquire 11.0 million shares of common stock were excluded from the computation of net loss per common share because their impact would be antidilutive.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Risks and Uncertainties
-----------------------

  The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes included elsewhere in this report. This discussion contains forward-looking statements based on current expectations that are subject to certain risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "should" or "will" or the negative of those terms or comparable terminology. Our actual results and the timing of events could differ materially from those anticipated or implied by the forward-looking statements discussed here as a result of various factors. Factors that could cause or contribute to such differences include risks associated with clinical development, regulatory approvals, product commercialization, intellectual property claims, litigation and other risks discussed under "Important Factors Regarding Forward-Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 2000. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Overview
--------

  ICOS is a product-driven company that has expertise in both protein-based and small molecule therapeutics. We combine our capabilities in molecular, cellular and structural biology, high throughput drug screening, medicinal chemistry and genomics to develop highly innovative products with significant commercial potential. We and our partners currently have three product candidates in late-stage clinical development: Cialis(TM), which is in Phase 3 clinical trials; Pafase(R), which entered Phase 3 clinical trials in April 2001; and sitaxsentan, which we anticipate will enter Phase 2b/3 clinical trials in the first half of 2001. We plan to submit a New Drug Application for Cialis(TM) in the second half of 2001, subject to successfully concluding our clinical trials. To enhance our internal development efforts, we have established collaborations with other pharmaceutical and biotechnology companies, including Eli Lilly, Suntory and Texas Biotech.

Results of Operations
---------------------

  Revenue

  Revenue for the first quarter of 2001 increased 10% to $18.9 million, compared to $17.2 million for the first quarter of 2000. First quarter 2001 cost reimbursement revenue from collaborative research and development activities was $11.7 million, compared to $9.8 million in the prior year. The increase was primarily due to cost reimbursement revenue from ICOS-TBC, which was formed in June 2000 to develop and commercialize endothelin receptor antagonists, such as sitaxsentan and TBC3711.

  For the quarters ended March 31, 2001 and 2000, we recognized as revenue $6.6 million and $7.4 million, respectively, of the $63.1 million charge recorded when we changed our accounting for nonrefundable upfront technology license fees and milestone payments, effective January 2000. We now recognize these fees and payments as revenue over the product development periods, based on estimated total development costs. Previously, nonrefundable license fees and milestone payments were recognized as revenue when received.

  Operating Expenses

  Total operating expenses increased 13% to $24.5 million for the first quarter of 2001, compared to $21.8 million in the first quarter of 2000. Research and development expense was $23.0 million during the first quarter of 2001, compared to $20.3 million in the first quarter of 2000. The increase in research and development expense primarily reflects the progression of development activities for Pafase(R), sitaxsentan, TBC3711 and small molecule product candidates IC485 and IC747, partially offset by costs in the prior year associated with clinical programs that were discontinued later in 2000.

  Equity in Losses of Affiliates

  In the first quarter of 2001, we recognized $13.0 million of losses related to our equity interests in affiliates, compared to $1.5 million of affiliate losses in the first quarter of 2000. The increase primarily reflects our share of the first quarter 2001 operating losses of Lilly ICOS. We began recognizing our share of Lilly ICOS' losses in the third quarter of 2000, when we became responsible for funding a proportionate share of Lilly ICOS' operations. Previously, Eli Lilly funded 100% of Lilly ICOS' operations.

  Investment Income

  Investment income was $3.2 million for the first quarter of 2001, compared to $1.1 million in the same period of the prior year. The increase was due to higher average invested balances during the first quarter of 2001 as a result of the $181.1 million in net proceeds raised in our December 2000 equity financing.

  Net Loss

  We reported a net loss of $15.2 million ($0.29 per share) for the first quarter of 2001, compared to a net loss of $67.5 million ($1.49 per share) for the first quarter of 2000. Results for the first quarter of 2000 include the $63.1 million charge ($1.39 per share) for the cumulative effect on years prior to 2000 of the change in accounting for certain revenue described previously herein.

  Our results of operations may vary significantly from period to period. Operating results will depend on, among other factors, the timing of expenses, payments received from collaborations, and the timing and progress of our research and development efforts. We also may experience significant fluctuations in cost reimbursement revenue and revenue from licenses of technology. In addition, significant changes in joint venture activities could cause the amount of affiliate losses to fluctuate from period to period.

  We have incurred significant operating losses since we began operations in September 1990. At March 31, 2001, we had an accumulated deficit of $237.3 million. We expect that our operating expenses will increase during 2001 and subsequent years as we attempt to complete development of our product candidates, obtain necessary regulatory approvals, and manufacture and market these product candidates. In particular, we expect to incur substantial marketing and other costs related to commercializing Cialis if we are able to complete clinical trials and obtain regulatory approval for this product candidate. We also expect to incur costs and make capital contributions under our collaborative research and development agreements with Eli Lilly, Suntory and Texas Biotech. Our capital contributions under these agreements are expected to be used to reimburse us for our clinical and development activities as well as to fund our share of the development costs of our affiliate partners. Joint venture activities are subject to the oversight of both parties. The clinical and development activities of our affiliates are not entirely within our control. In the future, we intend to pursue our internal research and development activities more aggressively and, when beneficial to do so, establish additional collaborations. As a result of these factors, we expect to incur losses through at least 2003.

Liquidity and Capital Resources
-------------------------------

  At March 31, 2001, we had cash, cash equivalents, investment securities and interest receivable of $216.2 million, compared to $229.4 million at December 31, 2000.

  We used $16.5 million in cash for operating activities during the first quarter of 2001, compared to $11.9 million in the first quarter of 2000. The change in operating cash flow in the first quarter of 2001 compared to the same period in the prior year was primarily due to the timing of collection of cost reimbursements from our affiliates.

  We used $1.3 million in cash for investing activities during the first quarter of 2001, compared to generating $17.1 million in cash during the first quarter of 2000. The first quarter of 2000 included an $18.4 million net decrease in our short-term investment portfolio, compared to a $0.3 million net increase in the first quarter of 2001.

  We generated $4.0 million in cash in proceeds from stock options and warrants during the first quarter of 2001, compared to $8.7 million during the first quarter of 2000.

  Our future cash requirements will depend on various factors, many of which are beyond our control, including:
 .  continued progress in our research and development programs;
 .  the results of clinical trials and preclinical studies;
 .  acquisitions of products or technologies, if any;
 .  relationships with research and development collaborators;
 .  capital contributions to our joint ventures;
 .  royalty payments to ICOS Clinical Partners in the event of commercialization of Pafase(R);
 .  competing technological and market development activities;
 .  the time and costs involved in filing and prosecuting patents and enforcing and defending patent claims;
 .  the regulatory process; and
 . the time and costs of manufacturing, scale-up and commercialization activities.

  We have engaged in collaborations and joint development agreements with other parties where the work and strategies of the other parties complement ours. In some instances, these relationships may involve commitments by us to fund some or all of certain development programs. Although corporate collaborations, partnerships and joint ventures have provided cost reimbursement revenue to us in the past, we cannot assure you that this type of revenue will be available to us in the future. As of March 31, 2001, we have received all of the funding available to us for research and development activities under our Product Development Agreement with ICOS Clinical Partners. As such, we will not report any further cost reimbursement revenue under this agreement.

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

  We anticipate that our existing cash and cash equivalents, investment securities, interest income from our investments, anticipated payments from Lilly ICOS, Suncos and ICOS-TBC, and cash flow from other operating activities, will be adequate to satisfy our cash requirements at least until mid-to-late 2002. However, depending on our product development efforts, we may need additional financing prior to that time. Additional financing may not be available when we need it or may be unavailable on acceptable terms. If we are unable to raise additional funds when we need them, we may be required to delay, scale back or eliminate expenditures for some of our development programs or grant rights to third parties to develop and market product candidates that we would prefer to develop and market internally.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

  Our financial instruments currently consist of cash and cash equivalents and short-term investments. There are no derivative financial instruments in our investment portfolio. We have market risk exposure for changes in interest rates primarily associated with our short-term investments. However, interest rate fluctuations are not expected to have a material impact on the fair value of these securities.

PART II.  Other Information

  ITEM 6:      Exhibits and Reports on Form 8-K

     (a)  Exhibits
          None

     (b)  Reports on Form 8-K
          No reports on Form 8-K were filed during the three months ended March 31, 2001.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ICOS CORPORATION


Date:  May 14, 2001                      By:  /S/ MICHAEL A. STEIN
       ------------                           --------------------
                                              Michael A. Stein
                                              Vice President and Chief Financial
                                              Officer (Principal Financial
                                              Officer)