Form 10-Q
period 2001-06-30
ICOS CORP / DE
filed 2001-08-14
CIK 874294

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended June 30, 2001

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

Yes X   No
    -      ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

               Class                          Outstanding at July 31, 2001
               -----                          ----------------------------

     Common Stock, $0.01 par value                      53,633,431

                               ICOS CORPORATION
                               ----------------
                                   FORM 10-Q
                                   ---------
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                 --------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

                                                                                         PAGE NO.
                                                                                         --------
PART I.  Financial Information

     ITEM 1.  Financial Statements

     Condensed Consolidated Statements of Operations for the three months and six
     months ended June 30, 2001 and 2000                                                      1

     Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000          2

     Condensed Consolidated Statements of Cash Flows for the six months ended
     June 30, 2001 and 2000                                                                   3

     Notes to Condensed Consolidated Financial Statements                                     4

     ITEM 2.

     Management's Discussion and Analysis of Financial Condition and Results
     of Operations                                                                            8

     ITEM 3.

     Quantitative and Qualitative Disclosures about Market Risk                              13

PART II.  Other Information

     ITEM 4.  Submission of Matters to a Vote of Security Holders                            13

     ITEM 5.  Other Information                                                              15

     ITEM 6.  Exhibits and Reports on Form 8-K                                               15

SIGNATURE                                                                                    16


PART 1: Financial Information

ITEM 1: Financial Statements


                               ICOS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                      (in thousands, except per share data)
                                                     --------------------------------------------------------------------
                                                             Three months ended                   Six months ended
                                                                  June 30,                            June 30,
                                                     -------------------------------     --------------------------------
                                                            2001              2000               2001              2000
                                                     -------------     -------------     --------------     -------------
Revenue:
 Collaborative research and development from related
  parties                                                 $ 12,399         $  10,461          $  24,125         $  20,238
 Licenses of technology to related parties                  20,301             9,181             26,915            16,604
 Other                                                       1,312                 -              1,872                 -
                                                     -------------     -------------     --------------     -------------
   Total revenue                                            34,012            19,642             52,912            36,842

Operating expenses:
 Research and development                                   26,718            23,632             49,743            43,909
 General and administrative                                  1,973             1,628              3,460             3,120
                                                     -------------     -------------     --------------     -------------
   Total operating expenses                                 28,691            25,260             53,203            47,029
                                                     -------------     -------------     --------------     -------------
                                                             5,321            (5,618)              (291)          (10,187)
                                                     -------------     -------------     --------------     -------------

Other income (expense):
 Equity in losses of affiliates                            (13,455)           (4,003)           (26,448)           (5,486)
 Investment income                                           2,592             1,125              5,755             2,266
 Other, net                                                    275               235                564               697
                                                     -------------     -------------     --------------     -------------
   Other income (expense)                                  (10,588)           (2,643)           (20,129)           (2,523)
                                                     -------------     -------------     --------------     -------------
Loss before cumulative effect of change in
 accounting principle                                       (5,267)           (8,261)           (20,420)          (12,710)
   Cumulative effect of change in accounting
    principle                                                    -                 -                  -           (63,075)
                                                     -------------     -------------     --------------     -------------
Net loss                                                 $  (5,267)        $  (8,261)         $ (20,420)        $ (75,785)
                                                     =============     =============     ==============     =============

Per common share - basic and diluted:
   Loss before cumulative effect of change in
    accounting principle                                 $   (0.10)        $   (0.18)         $   (0.39)        $   (0.28)
   Cumulative effect of change in accounting
    principle                                                    -                 -                  -         $   (1.38)
   Net loss                                              $   (0.10)        $   (0.18)         $   (0.39)        $   (1.66)

 Weighted average common shares outstanding - basic
  and diluted                                               53,072            45,880             52,803            45,524

    See accompanying notes to condensed consolidated financial statements.

                               ICOS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                (in thousands)
                                                                                         --------------------------------------
                                                                                           June 30,                December 31,
                                                                                             2001                      2000
                                                                                         ------------             -------------
                                                                                          (unaudited)
                               ASSETS

Current assets:
  Cash and cash equivalents                                                                $  65,067                  $ 194,708
  Investment securities, at market value                                                     139,239                     34,284
  Interest receivable                                                                          2,298                        408
  Receivables from affiliates                                                                 15,150                     17,051
  Other                                                                                        5,086                      2,007
                                                                             -----------------------       --------------------
     Total current assets                                                                    226,840                    248,458
Property and equipment, at cost, net of accumulated depreciation                              18,135                     19,127
Other assets                                                                                     226                        589
                                                                             -----------------------       --------------------
                                                                                           $ 245,201                  $ 268,174
                                                                             =======================       ====================

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accruals                                                            $  13,715                  $  11,880
  Due to affiliates                                                                           16,280                     25,053
  Deferred research and development revenue from related parties                               5,996                     17,249
                                                                             -----------------------       --------------------
     Total current liabilities                                                                35,991                     54,182
Deferred research and development revenue from related parties                                 2,460                      2,897
Stockholders' equity:
  Common stock                                                                                   536                        524
  Additional paid-in capital                                                                 448,616                    432,665
  Accumulated other comprehensive income                                                         194                         82
  Accumulated deficit                                                                       (242,596)                  (222,176)
                                                                             -----------------------       --------------------
     Total stockholders' equity                                                              206,750                    211,095
                                                                             -----------------------       --------------------
                                                                                           $ 245,201                  $ 268,174
                                                                             =======================       ====================

     See accompanying notes to condensed consolidated financial statements

                               ICOS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                               (in thousands)
                                                                                ------------------------------------------
                                                                                          Six months ended June 30,
                                                                                ------------------------------------------
                                                                                             2001                   2000
                                                                                -------------------    -------------------
Cash flows from operating activities:
   Net loss                                                                               $ (20,420)              $(75,785)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Cumulative effect of change in accounting principle                                          -                 63,075
     Decrease in deferred revenue                                                           (11,690)               (16,604)
     Depreciation and amortization                                                            2,959                  2,317
     Equity in losses of affiliates                                                          26,448                  5,486
     Change in operating assets and liabilities:
        Receivables                                                                              35                 (2,487)
        Other current assets                                                                 (1,761)                  (422)
        Accounts payable and accruals                                                         1,835                 (4,569)
     Other                                                                                        -                    555
                                                                                -------------------    -------------------
           Cash used in operating activities                                                 (2,594)               (28,434)
                                                                                -------------------    -------------------

Cash flows from investing activities:
   Purchases of investment securities                                                      (133,063)               (11,793)
   Maturities of investment securities                                                       15,090                 27,964
   Sales of investment securities                                                            12,919                  3,999
   Acquisitions of property and equipment                                                    (1,756)                (1,842)
   Collection of receivable from affiliates                                                       -                  7,341
   Investments in affiliates                                                                (34,755)                (2,178)
                                                                                -------------------    -------------------
          Cash provided by (used in) investing activities                                  (141,565)                23,491
                                                                                -------------------    -------------------

Cash flows from financing activities:
   Proceeds from stock options and warrants                                                  14,518                 15,083
                                                                                -------------------    -------------------
          Cash provided by financing activities                                              14,518                 15,083
                                                                                -------------------    -------------------

Increase (decrease) in cash and cash equivalents                                           (129,641)                10,140
  Cash and cash equivalents, beginning of period                                            194,708                 12,885
                                                                                -------------------    -------------------
Cash and cash equivalents, end of period                                                  $  65,067               $ 23,025
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

                               ICOS CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, unless otherwise noted)

                                  (unaudited)

1.  Summary of Significant Accounting Policies
    ------------------------------------------

     Basis of Presentation

     The accompanying condensed consolidated financial statements present the results of operations, financial position and cash flows of ICOS Corporation and its wholly owned subsidiaries, herein collectively referred to as "ICOS".

     The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes to those financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000.

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

     In our opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2001 and December 31, 2000, the results of operations for the three months and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year. All material intercompany transactions and balances between entities included in these financial statements have been eliminated.

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

     On June 28, 2001, Lilly ICOS submitted applications to the U.S. Food and Drug Administration and the European Agency for the Evaluation of Medicinal Products seeking marketing approval for Cialis(TM) for erectile dysfunction. As a result of the U.S. submission, we received a $15.0 million license fee from Lilly ICOS in June 2001, of which $14.5 million was recognized as revenue from licenses of technology to related parties in our Condensed Consolidated Statements of Operations.

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

     The following tables summarize our collaborative research and development revenue from related parties as well as our share of affiliate losses (equity in losses of affiliates) for the three- and six-month periods ended June 30, 2001 and 2000.

                                                                                          (in thousands)
                                                         -------------------------------------------------------------------
                                                                   Three months ended                    Six months ended
                                                                        June 30,                             June 30,
                                                         -------------------------------     -------------------------------
                                                                  2001            2000                2001            2000
                                                         ---------------  --------------     ---------------  --------------
 Collaborative research and development revenue from
  related parties:
   Lilly ICOS LLC                                               $  2,426         $ 4,987            $  6,120         $ 8,572
   Suncos Corporation                                              6,737           3,385              10,968           6,065
   ICOS-Texas Biotechnology L.P.                                   3,236              82               5,297              82
   ICOS Clinical Partners, L.P.                                        -           2,007               1,740           5,519
                                                         ---------------  --------------     ---------------  --------------
                                                                $ 12,399         $10,461            $ 24,125         $20,238
                                                         ===============  ==============     ===============  ==============

 Equity in losses of affiliates:
   Lilly ICOS LLC                                               $ (7,229)        $     -            $(16,410)        $     -
   Suncos Corporation                                             (3,372)         (1,723)             (5,506)         (3,163)
   ICOS-Texas Biotechnology L.P.                                  (2,854)         (2,251)             (4,510)         (2,251)
   ICOS Clinical Partners, L.P.                                        -             (29)                (22)            (72)
                                                         ---------------  --------------     ---------------  --------------
                                                                $(13,455)        $(4,003)           $(26,448)        $(5,486)
                                                         ===============  ==============     ===============  ==============

3.  Comprehensive Loss
    ------------------

                                                                                (in thousands)
                                                  ------------------------------------------------------------------------
                                                           Three months ended                     Six months ended
                                                                June 30,                              June 30,
                                                  ----------------------------------    ----------------------------------
                                                          2001               2000               2001               2000
                                                  ---------------    ---------------    ---------------    ---------------
Net loss                                                $(5,267)           $(8,261)          $(20,420)          $(75,785)
Net unrealized gains on investment securities                17                 29                112                 76
                                                  -------------      -------------      -------------      -------------
Comprehensive loss                                      $(5,250)           $(8,232)          $(20,308)          $(75,709)
                                                  =============      =============      =============      =============

4.  Change in Accounting for Certain Revenues
    -----------------------------------------

     Effective January 2000, we changed our accounting for nonrefundable upfront technology license fees and milestone payments. Prior to this change, nonrefundable license fees and milestone payments were recognized as revenue when received. Subsequent to this change, nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred. We recognize these fees as revenue over the product development periods, based on estimated total development costs. Milestone payments, in the form of additional license fees, are recognized as revenue at the time such payments are due, based on the ratio of cumulative costs incurred to date, to total estimated development costs. Any remaining balance is deferred and recognized as revenue over the remaining product development period. Net loss for the six months ended June 30, 2000, included a $63.1 million charge for the cumulative effect of this accounting change.

     For the three and six months ended June 30, 2001, we recognized as revenue $5.8 million and $12.4 million, respectively, of the $63.1 million deferred as a result of the accounting change. For the three and six months ended June 30, 2000, we recognized as revenue $9.2 million and $16.6 million, respectively, of the $63.1 million deferred as a result of the accounting change.

5.  Net Loss Per Common Share
    -------------------------

     Net loss per common share is calculated using the weighted-average number of common shares outstanding during the period. For the three and six months ended June 30, 2001, options to acquire 8.1 million shares of common stock and warrants to acquire 9.6 million shares of common stock were excluded from the computation of net loss per common share because their impact would be antidilutive. For the three and six months ended June 30, 2000, options to acquire 8.1 million shares of common stock and warrants to acquire 10.8 million shares of common stock were excluded from the computation of net loss per common share because their impact would be antidilutive.

6.  Events Subsequent to June 30, 2001
    ----------------------------------

     Financing

     In July 2001, the Securities and Exchange Commission declared effective our universal shelf registration statement, filed on Form S-3, which permits us, from time to time, to offer and sell common stock, debt and convertible debt securities, up to a total value of $300 million.

     New Collaboration

     On July 11, 2001, we entered into an agreement with Biogen, Inc. ("Biogen") to jointly develop and globally commercialize orally active, small molecule LFA-1 antagonists for the treatment of psoriasis and other inflammatory conditions. Under the terms of the agreement, both companies will cross-license LFA-1 antagonist technology and patents, including IC747 and other LFA-1 antagonists. The two companies will share costs for ongoing development activities, co-promote any products developed under the agreement, and equally share in the profits of the collaboration. We received an $8.0 million up-front payment after signing the agreement and could receive future success milestones from Biogen based on the progression of IC747 and other LFA-1 antagonists through development. In addition, we may receive periodic loans from Biogen to fund part of our share of the development costs. Some or all of the loans may be forgiven upon the achievement of certain success-based milestones.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Risks and Uncertainties
-----------------------

     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes included elsewhere in this report. This discussion contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions, which are based on current expectations that are subject to certain risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "should" or "will" or the negative of those terms or comparable terminology. Our actual results and the timing of events could differ materially from those anticipated or implied by the forward-looking statements discussed here as a result of various factors. Factors that could cause or contribute to such differences include risks associated with clinical development, regulatory approvals, product commercialization, intellectual property claims, litigation and other risks discussed under "Important Factors Regarding Forward-Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 2000. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Overview
--------

     ICOS is a product-driven company that has expertise in both protein-based and small molecule therapeutics. We combine our capabilities in molecular, cellular and structural biology, high throughput drug screening, medicinal chemistry and genomics to develop highly innovative products with significant commercial potential. To enhance our internal development efforts, we have established collaborations with other pharmaceutical and biotechnology companies, including Eli Lilly, Suntory, Texas Biotech and Biogen.

     On June 28, 2001, Lilly ICOS, our joint venture with Eli Lilly, submitted applications to the U.S. Food and Drug Administration ("FDA") and the European Agency for the Evaluation of Medicinal Products seeking marketing approval for Cialis(TM) for erectile dysfunction. We received a $15.0 million additional license fee from Lilly ICOS in June 2001 as a result of the U.S. submission.

     We and our partners currently have two additional product candidates in late-stage clinical development: Pafase(R), which initiated patient enrollment in a Phase 3 clinical trial for severe sepsis in the 2001 second quarter; and, sitaxsentan, which initiated patient enrollment in a Phase 2/3 clinical trial for pulmonary arterial hypertension in the 2001 second quarter. During the second quarter of 2001, we also announced that we had initiated a Phase 1 clinical trial for our product candidate IC747.

     In July 2001, we entered into an agreement with Biogen to jointly develop and globally commercialize orally active, small molecule LFA-1 antagonists for the treatment of psoriasis and other inflammatory conditions. Under the terms of the agreement, both companies will cross-license LFA-1 antagonist technology and patents, including IC747 and other LFA-1 antagonists. The two companies will share costs for ongoing development activities, co-promote any products developed under the agreement, and equally share in the profits of the collaboration. We received an $8.0 million up-front payment after signing the agreement and could receive future success milestones from Biogen based on the progression of IC747 and other LFA-1 antagonists through development. In addition, we may receive periodic loans from Biogen to fund part of our share of the development costs. Some or all of the loans may be forgiven upon the achievement of certain success-based milestones.

Results of Operations
---------------------

     Revenue

     Revenue for the second quarter of 2001 increased 73% to $34.0 million, compared to $19.6 million for the second quarter of 2000. Second quarter 2001 revenue included $14.5 million of a $15.0 million license fee received from Lilly ICOS following the submission of the Cialis(TM) New Drug Application to the FDA. Second quarter 2001 collaborative research and development revenue from related parties ("cost reimbursement revenue") was $12.4 million, compared to $10.5 million in the prior year. Revenue for the first six months of 2001 increased 44% to $52.9 million, compared to $36.8 million for the first six months of 2000. During the first six months of 2001, cost reimbursement revenue was $24.1 million, compared to $20.2 million in the first six months of 2000.

     The increase in cost reimbursement revenue, for both the second quarter of 2001 and year-to-date, was primarily due to: revenue from ICOS-TBC, which was formed in June 2000 to develop and commercialize endothelin receptor antagonists, such as sitaxsentan and TBC3711; and current year clinical activity associated with the Pafase(R) Phase 3 clinical trial for severe sepsis. Cost reimbursement revenue from Lilly ICOS decreased as certain clinical activities were completed before the June 2001 submission of the Cialis(TM) New Drug Application to the FDA. Cost reimbursement revenue for the quarter and six months ended June 30, 2000 included funding from ICOS Clinical Partners, which ended in the first quarter of 2001.

     For the three months ended June 30, 2001 and 2000, we recognized revenue of $5.8 million and $9.2 million, respectively, of the $63.1 million charge recorded when we changed our accounting for nonrefundable upfront technology license fees and milestone payments, effective January 2000. We now recognize these fees and payments as revenue over the product development periods, based on estimated total development costs. Previously, nonrefundable license fees and milestone payments were recognized as revenue when received. For the six months ended June 30, 2001 and 2000, we recognized $12.4 million and $16.6 million, respectively, of the charge recorded upon adoption of the accounting change.

     Operating Expenses

     Total operating expenses increased 14% to $28.7 million in the second quarter of 2001, compared to $25.3 million in the second quarter of 2000. Total operating expenses increased 13% to $53.2 million for the six months ended June 30, 2001, compared to $47.0 million in the six months ended June 30, 2000.

     Research and development expense increased 13% to $26.7 million in the second quarter of 2001, compared to $23.6 million in the second quarter of 2000. Research and development expense increased 13% to $49.7 million in the first six months of 2001, compared to $43.9 million during the first six months of 2000. The increases in research and development expense reflect the progression of development activities for Pafase(R), sitaxsentan, TBC3711 and small molecule product candidates IC485 and IC747, partially offset by costs in the prior year associated with discontinued clinical programs. Research and development expense for the second quarter and six months ended June 30, 2000 includes the cost of technology rights and LFA-1 inhibitor compounds acquired from Abbott Laboratories.

     General and administrative expense increased 21% to $2.0 million in the second quarter of 2001, compared to $1.6 million in the second quarter of 2000. General and administrative expense increased 11% to $3.5 million in the first six months of 2001, compared to $3.1 million during the first six months of 2000. The increases in general and administrative expense primarily reflect our establishment of a corporate marketing function and pre-marketing activities associated with the anticipated commercial launch of Cialis(TM).

     Equity in Losses of Affiliates

     For the second quarter of 2001, we recognized $13.5 million of affiliate losses, compared to $4.0 million in the second quarter of 2000. For the first six months of 2001, we recognized $26.4 million of affiliate losses, compared to $5.5 million during the first six months of 2000. These increases primarily reflect our share of the operating losses of Lilly ICOS. We began recognizing our share of Lilly ICOS' losses in the third quarter of 2000, when we became responsible for funding a proportionate share of Lilly ICOS' operations. Previously, Eli Lilly funded 100% of Lilly ICOS' operations. Increases in our share of the Suncos and ICOS-TBC losses reflect the progression of development activities for Pafase(R), sitaxsentan and TBC3711.

     Investment Income

     Investment income for the second quarter of 2001 totaled $2.6 million compared to $1.1 million for the second quarter of 2000. Investment income for the first six months of 2001 totaled $5.8 million compared to $2.3 million for the same period of the prior year. These increases were primarily due to higher average invested balances during 2001 as a result of the $181.1 million in net proceeds raised in our December 2000 equity financing.

Net Loss

     We reported a net loss of $5.3 million ($0.10 per share) for the second quarter of 2001, compared to a net loss of $8.3 million ($0.18 per share) for the second quarter of 2000. As previously noted, second quarter 2001 revenue included $14.5 million of a $15.0 million license fee received from Lilly ICOS, which decreased the loss by 27 cents per share. For the six months ended June 30, 2001, we reported a net loss of $20.4 million ($0.39 per share) compared to a net loss of $75.8 million ($1.66 per share) for the comparable period in 2000. Results for the first six months of 2000 include the $63.1 million charge ($1.38 per share) for the cumulative effect on years prior to 2000 of the change in accounting for certain revenue described previously herein.

     Our results of operations may vary significantly from period to period. Operating results will depend on, among other factors, the timing of expenses, payments received from collaborations, and the timing and progress of our research and development efforts. We may experience significant fluctuations in cost reimbursement revenue and revenue from licenses of technology. In addition, significant changes in joint venture activities could cause the amount of affiliate losses to fluctuate from period to period.

     We have incurred significant operating losses since we began operations in September 1990. At June 30, 2001, we had an accumulated deficit of $242.6 million. We expect that our operating expenses will increase during 2001 and subsequent years as we attempt to complete development of our product candidates, obtain necessary regulatory approvals, and manufacture and market these product candidates. In particular, we expect to incur substantial marketing and other costs related to commercializing Cialis(TM) if we are able to obtain regulatory approval for this product candidate. We also expect to incur costs under our collaborative research and development agreements with Eli Lilly, Suntory, Texas Biotech and Biogen. While joint venture and collaboration activities are subject to the oversight of both parties, the clinical and development activities of our affiliates are not entirely within our control. In the future, we intend to pursue our internal research and development activities more aggressively and, when beneficial to do so, establish additional collaborations. As a result of these factors, we expect to incur losses through at least 2003.

Liquidity and Capital Resources
-------------------------------

     At June 30, 2001, we had cash, cash equivalents, investment securities and interest receivable of $206.6 million, compared to $229.4 million at December 31, 2000.

     We used $2.6 million in cash for operating activities during the first six months of 2001, compared to $28.4 million in the first six months of 2000. The change in operating cash flow compared to the prior year primarily reflects receipt of a $15.0 million license fee from Lilly ICOS in June 2001 as well as the timing of vendor payments and cost reimbursements from our affiliates.

     For the six months ended June 30, 2001, we used $141.6 million in cash for investing activities compared to generating $23.5 million in cash during the same period of the prior year. Cash used in investing activities in the first six months of 2001 included an $105.0 million net increase in our short-term investment portfolio, compared to a $20.0 million net decrease in our short-term investment portfolio in the first six months of 2000. The increase in our short-term investment portfolio in 2001 reflects our conversion of cash equivalents held at the end of the prior year into investments with slightly longer maturities. Current year investing outflows also included $34.8 million of affiliate capital contributions, compared to $2.2 million in the same period of the prior year. The increase in affiliate capital contributions primarily reflects funding of our proportionate share of Lilly ICOS' operations since the third quarter of 2000.

     We generated $14.5 million in cash in proceeds from stock options and warrants during the first six months of 2001, compared to $15.1 million during the first six months of 2000.

     Our future cash requirements will depend on various factors, many of which are beyond our control, including:

 .  continued progress in our research and development programs;

 .  the results of clinical trials and preclinical studies;

 .  acquisitions of products or technologies, if any;

 .  relationships with research and development collaborators;

 .  capital contributions to our affiliates;

 . royalty payments to ICOS Clinical Partners in the event of commercialization of Pafase(R);

 .  competing technological and market development activities;

 . the time and costs involved in filing and prosecuting patents and enforcing and defending patent claims;

 .  the regulatory process; and

 . the time and costs of manufacturing, scale-up and commercialization activities.

     We have engaged in collaborations and joint development agreements with other parties where the work and strategies of the other parties complement ours. In some instances, these relationships may involve commitments by us to fund some or all of certain development programs. Although corporate collaborations, partnerships and joint ventures have provided cost reimbursement revenue to us in the past, we cannot assure you that this type of revenue will be available to us in the future. During the first quarter of 2001, we received the remainder of the funding available for research and development activities under our Product Development Agreement with ICOS Clinical Partners. We will not receive any further revenue under this agreement.

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

Furthermore, we will need to make incremental expenditures for additional laboratory, production and office facilities to accommodate the activities and personnel associated with these increased development efforts.

     We anticipate that our existing cash and cash equivalents, investment securities, interest income from our investments, cash flow from other operating activities, including anticipated payments from Lilly ICOS, Suncos and ICOS-TBC, along with the credit facility available to us under the Biogen agreement, will be sufficient to fund operations until mid-to-late 2002. However, depending on our product development and marketing efforts, we may need additional financing prior to that time. We recently filed, and had declared effective, a shelf registration statement with the Securities and Exchange Commission, allowing us to raise up to $300 million in additional capital. There is always the risk that additional financing may not be available when we need it or may be unavailable on acceptable terms. If we are unable to raise additional funds when we need them, we may be required to delay, scale back or eliminate expenditures for some of our development programs or grant rights to third parties to develop and market product candidates that we would prefer to develop and market internally.

ITEM 3:  Quantitative and Qualitative Disclosure about Market Risk

     Our financial instruments currently consist of cash and cash equivalents and short-term investments. We have no derivative financial instruments. We have market risk exposure for changes in interest rates primarily associated with our short-term investments. However, we do not expect that interest rate fluctuations will have a material impact on the fair value of those securities.

PART II.  Other Information

ITEM 4:  Submission of Matters to a Vote of Security Holders

     We held our Annual Meeting of Stockholders on May 4, 2001. The proposals voted upon and the results of the voting are as follows:

          1. The following nominees for election as Directors, each to hold office for a term as defined in the Proxy Statement and until his successor is duly elected and qualified, received not less than 43,592,411 votes, which represents 93.7% of the shares voted. Each nominee received the number of votes set forth opposite their respective name:

                    Nominee                         For          Withheld
                    -------                         ---          --------
                    Paul N. Clark                43,592,411      2,932,705
                    William H. Gates III         44,225,336      2,299,780
                    Robert W. Pangia             46,333,051        192,065

               These nominees have been elected as Directors for the term set forth in the Proxy Statement.

               The following Directors are currently serving terms that expire at the 2002 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified:

                    Gary L. Wilcox
                    Walter B. Wriston

               The following Directors are currently serving terms that expire at the 2003 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified:

                    Frank T. Cary
                    James L. Ferguson
                    David V. Milligan

          2. The proposal to approve an amendment to the 1999 Stock Option Plan to increase the number of shares authorized under the Plan received the following votes:

                                                   Votes
                                                   -----
                    For                         19,605,001
                    Against                      8,397,844
                    Abstain                        275,358
                    Broker non-votes            18,246,913

               The foregoing proposal was approved.

          3. The proposal to approve the appointment of KPMG LLP as our independent public accountants for fiscal year 2001 received the following votes:

                                                   Votes
                                                   -----
                    For                         46,337,860
                    Against                         99,493
                    Abstain                         87,763

               The foregoing proposal was approved.

ITEM 5:  Other Information

     Alexander B. Trowbridge resigned as a director of the Company effective June 15, 2001, citing personal reasons. No replacement has been named to fill the vacancy created.

     Pursuant to Rule 14a-4 under the Securities Exchange Act of 1934, as amended, we intend to retain discretionary authority to vote proxies with respect to stockholder proposals for which the proponent does not seek inclusion of the proposed matter in the Company's proxy statement for the Company's 2002 Annual Meeting of Stockholders, except in circumstances where (i) the Company receives notice of the proposed matter no later than February 14, 2002, and (ii) the proponent complies with the other requirements set forth in Rule 14a-4.

ITEM 6:  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit No.  Description
          -----------  -----------
             10.1 "Development and Marketing Collaboration Agreement between Biogen, Inc. and ICOS Corporation," dated July 11, 2001.*

     (b) There were no reports on Form 8-K filed during the three months ended June 30, 2001.


     * Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under a request for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities Act of 1934, as amended.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ICOS CORPORATION


Date:  August 13, 2001                 By: /s/ MICHAEL A. STEIN
       ---------------                     --------------------
                                           Michael A. Stein
                                           Vice President and Chief Financial
                                           Officer (Principal Financial Officer)