Form 10-Q
period 2001-09-30
ICOS CORP / DE
filed 2001-11-14
CIK 874294

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 2001

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-19171

                                ICOS CORPORATION
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     91-1463450
 ------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                   22021 - 20th Avenue S.E., Bothell, WA   98021
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                  (425) 485-1900
 ------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                 Not Applicable
 ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

            Class                       Outstanding at October 31, 2001
            -----                       -------------------------------
 Common Stock, $0.01 par value                   54,007,584

                                ICOS CORPORATION
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------
PART I. Financial Information

          ITEM 1. Financial Statements

          Condensed Consolidated Statements of Operations
          for the three months and nine months ended
          September 30, 2001 and 2000                                         1

          Condensed Consolidated Balance Sheets as of
          September 30, 2001 and December 31, 2000                            2

          Condensed Consolidated Statements of Cash Flows
          for the nine months ended September 30, 2001 and 2000               3

          Notes to Condensed Consolidated Financial Statements                4


          ITEM 2.

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 7


          ITEM 3.

          Quantitative and Qualitative Disclosures about Market Risk         13


PART II. Other Information

          ITEM 6. Exhibits and Reports on Form 8-K                           13

SIGNATURE                                                                    14

PART I: Financial Information

ITEM 1: Financial Statements


                                ICOS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                            (in thousands, except per share data)
                                         --------------------------------------------
                                          Three months ended      Nine months ended
                                            September 30,           September 30,
                                         --------------------    --------------------
                                           2001        2000        2001        2000
                                         --------    --------    --------    --------
Revenue:
  Collaborative research and
   development from related parties      $ 13,884    $ 11,460    $ 38,009    $ 31,698
  Licenses of technology                    2,294      10,218      29,209      26,822
  Other                                     2,697        --         4,569        --
                                         --------    --------    --------    --------
      Total revenue                        18,875      21,678      71,787      58,520
                                         --------    --------    --------    --------

Operating expenses:
  Research and development                 25,678      19,694      75,421      63,603
  General and administrative                2,289       1,133       5,749       4,253
                                         --------    --------    --------    --------
      Total operating expenses             27,967      20,827      81,170      67,856
                                         --------    --------    --------    --------

                                           (9,092)        851      (9,383)     (9,336)
                                         --------    --------    --------    --------

Other income (expense):
  Equity in losses of affiliates          (18,437)    (13,436)    (44,885)    (18,922)
  Investment income                         2,247         918       8,002       3,184
  Other, net                                  914         200       1,478         897
                                         --------    --------    --------    --------
      Total other income (expense)        (15,276)    (12,318)    (35,405)    (14,841)
                                         --------    --------    --------    --------

Loss before cumulative effect of
 change in accounting principle           (24,368)    (11,467)    (44,788)    (24,177)
      Cumulative effect of change in
       accounting principle                  --          --          --       (63,075)
                                         --------    --------    --------    --------
Net loss                                 $(24,368)   $(11,467)   $(44,788)   $(87,252)
                                         ========    ========    ========    ========


Per common share - basic and diluted:
      Loss before cumulative effect of
       change in accounting principle    $  (0.45)   $  (0.25)   $  (0.84)   $  (0.53)
      Cumulative effect of change in
       accounting principle                  --          --          --         (1.37)

      Net loss                           $  (0.45)   $  (0.25)   $  (0.84)   $  (1.90)


 Weighted average common shares
  outstanding - basic and diluted          53,715      46,494      53,110      45,851


     See accompanying notes to condensed consolidated financial statements.

                                ICOS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            (in thousands)
                                                     ---------------------------
                                                     September 30,  December 31,
                                                         2001           2000
                                                     -------------  ------------
                                                      (unaudited)
                          ASSETS

Current assets:
  Cash and cash equivalents                            $  45,777      $ 194,708
  Investment securities, at market value                 146,766         34,284
  Interest receivable                                      2,326            408
  Receivables from affiliates                             14,327         17,051
  Other                                                    3,731          2,007
                                                       ---------      ---------
     Total current assets                                212,927        248,458

Property and equipment, at cost,
 net of accumulated depreciation                          18,303         19,127
Other assets                                                 983            589
                                                       ---------      ---------
                                                       $ 232,213      $ 268,174
                                                       =========      =========


           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accruals                        $  13,354      $  11,880
  Due to affiliates                                       17,488         25,053
  Deferred research and development revenue                5,771         17,249
                                                       ---------      ---------
     Total current liabilities                            36,613         54,182


Deferred research and development revenue                  8,719          2,897

Stockholders' equity:
  Common stock                                               539            524
  Additional paid-in capital                             452,314        432,665
  Accumulated other comprehensive income                     992             82
  Accumulated deficit                                   (266,964)      (222,176)
                                                       ---------      ---------
     Total stockholders' equity                          186,881        211,095
                                                       ---------      ---------
                                                       $ 232,213      $ 268,174
                                                       =========      =========



     See accompanying notes to condensed consolidated financial statements.

                                ICOS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                             (in thousands)
                                                         ----------------------
                                                            Nine months ended
                                                              September 30,
                                                         ----------------------
                                                            2001         2000
                                                         ---------    ---------
Cash flows from operating activities:

   Net loss                                              $ (44,788)   $ (87,252)
   Adjustments to reconcile net loss
    to net cash used in operating activities:
     Cumulative effect of change in
      accounting principle                                    --         63,075
     Decrease in deferred research and development
      revenue                                               (5,656)     (26,822)
     Depreciation and amortization                           4,974        3,424
     Equity in losses of affiliates                         44,885       18,922
     Change in operating assets and liabilities:
        Receivables                                            411      (10,329)
        Other current assets                                (1,578)         165
        Accounts payable and accruals                        1,474       (4,416)
     Other                                                    --            555
                                                         ---------    ---------
           Cash used in operating activities                  (278)     (42,678)
                                                         ---------    ---------

Cash flows from investing activities:

   Purchases of investment securities                     (178,651)     (15,860)
   Maturities of investment securities                      51,447       33,959
   Sales of investment securities                           14,807        3,999
   Acquisitions of property and equipment                   (3,326)      (2,461)
   Collection of receivable from affiliates                   --          7,341
   Investments in affiliates                               (52,723)      (2,179)
                                                         ---------    ---------
          Cash provided by (used in)
           investing activities                           (168,446)      24,799
                                                         ---------    ---------

Cash flows from financing activities:

   Proceeds from stock options and warrants                 19,793       24,134
                                                         ---------    ---------

Increase (decrease) in cash and cash equivalents          (148,931)       6,255
   Cash and cash equivalents, beginning of period          194,708       12,885
                                                         ---------    ---------
Cash and cash equivalents, end of period                 $  45,777    $  19,140
                                                         =========    =========



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

     In our opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2001 and December 31, 2000, our results of operations for the three months and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year. All material intercompany transactions and balances between entities consolidated in these financial statements have been eliminated.

2.   Scientific Collaboration Agreements with Related Parties

     The following tables summarize our collaborative research and development revenue from related parties and our equity in losses of affiliates for the three and nine months ended September 30, 2001 and 2000.

                                          Three months ended      Nine months ended
                                             September 30,          September 30,
                                         --------------------    --------------------
                                            2001        2000        2001       2000
                                         --------    --------    --------    --------
Collaborative research and development
 revenue from related parties:
     Lilly ICOS LLC                      $  2,444    $  4,733    $  8,564    $ 13,305
     Suncos Corporation                     8,397       4,488      19,365      10,553
     ICOS-Texas Biotechnology L.P.          3,043         920       8,340       1,002
     ICOS Clinical Partners, L.P.            --         1,319       1,740       6,838
                                         --------    --------    --------    --------
                                         $ 13,884    $ 11,460    $ 38,009    $ 31,698
                                         ========    ========    ========    ========

 Equity in losses of affiliates:
     Lilly ICOS LLC                      $ (9,894)   $ (9,397)   $(26,304)   $ (9,397)
     Suncos Corporation                    (4,198)     (2,344)     (9,704)     (5,507)
     ICOS-Texas Biotechnology L.P.         (4,345)     (1,678)     (8,855)     (3,929)
     ICOS Clinical Partners, L.P.            --           (17)        (22)        (89)
                                         --------    --------    --------    --------
                                         $(18,437)   $(13,436)   $(44,885)   $(18,922)
                                         ========    ========    ========    ========

3.   Biogen Collaboration

     On July 11, 2001, we entered into an agreement with Biogen, Inc. ("Biogen") to jointly develop and globally commercialize orally active, small molecule LFA-1 antagonists for the treatment of inflammatory diseases and conditions, including psoriasis, and other autoimmune diseases. Under the terms of the agreement, both companies will cross-license LFA-1 antagonist technology and patents, including IC747 and other LFA-1 antagonists. The two companies will equally share costs of ongoing development activities, co-promote any products developed under the agreement, and equally share in the profits of the collaboration. Deferred research and development revenue at September 30, 2001 included $7.9 million of an $8.0 million nonrefundable initial payment received upon signing the agreement in the third quarter of 2001. We could receive future milestone payments from Biogen based on the progression of the LFA-1 antagonist program. In addition, we may elect to receive periodic loans from Biogen to fund part of our share of the development costs. Some or all of the loans may be forgiven upon the achievement of certain milestones.

4.   Comprehensive Loss

                           Three months ended       Nine months ended
                              September 30,           September 30,
                          --------------------    --------------------
                            2001        2000        2001        2000
                          --------    --------    --------    --------

Net loss                  $(24,368)   $(11,467)   $(44,788)   $(87,252)
Net unrealized gains on
 investment securities         798         100         910         176
                          --------    --------    --------    --------
Comprehensive loss        $(23,570)   $(11,367)   $(43,878)   $(87,076)
                          ========    ========    ========    ========


5.   Licenses of Technology

     Effective January 2000, we changed our accounting for nonrefundable upfront technology license fees and milestone payments. Prior to this change, nonrefundable license fees and milestone payments were recognized as revenue when received. Subsequent to this change, nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred. We recognize these fees as revenue over the product development periods, based on estimated total development costs. Milestone payments, in the form of additional license fees, are recognized as revenue at the time such payments are due, based on the ratio of cumulative costs incurred to date, to total estimated development costs. Any remaining balance is deferred and recognized as revenue over the remaining product development period. Net loss for the nine months ended September 30, 2000, included a $63.1 million charge for the cumulative effect of this accounting change.

     The following table summarizes revenue recognized from licenses of technology for the three and nine months ended September 30, 2001 and 2000.

                               Three months ended   Nine months ended
                                  September 30,       September 30,
                               ------------------   -----------------
                                 2001      2000      2001      2000
                               -------   --------   -------   -------
Lilly ICOS LLC                 $ 1,931   $10,110   $28,442   $26,340
ICOS Clinical Partners, L.P.       263       108       667       482
Biogen, Inc.                       100      --         100      --
                               -------   -------   -------   -------
                               $ 2,294   $10,218   $29,209   $26,822
                               =======   =======   =======   =======

     Revenue from licenses of technology for the three and nine months ended September 30, 2001, included $2.0 million and $14.4 million, respectively, of the $63.1 million deferred as a result of the accounting change. Revenue for the first nine months of 2001 also included $14.7 million of the $15.0 million license fee received from Lilly ICOS following the New Drug Application submission to the U.S. Food and Drug Administration in June 2001. Revenue from licenses of technology for the three and nine months ended September 30, 2000, included $10.2 million and $26.8 million, respectively, of the $63.1 million deferred as a result of the accounting change.

6.   Net Loss Per Common Share

     Net loss per common share is calculated using the weighted-average number of common shares outstanding during the period. For the three and nine months ended September 30, 2001, options to acquire 8.1 million shares of common stock and warrants to acquire 9.4 million shares of common stock were excluded from the computation of net loss per common share because their impact would be antidilutive. For the three and nine months ended September 30, 2000, options to acquire 7.7 million shares of common stock and warrants to acquire 10.3 million shares of common stock were excluded from the computation of net loss per common share because their impact would be antidilutive.

7.   Financing

     On November 7, 2001, we priced a public offering of 5.5 million shares of common stock at $57 per share, with the Company to receive net proceeds of approximately $297 million on November 14, 2001. The underwriters have been granted an option to purchase up to an additional 0.8 million shares from us at the public offering price, less underwriting discounts and commissions, to cover over-allotments.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Risks and Uncertainties

     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes included elsewhere in this report. This discussion contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions, which are based on current expectations that are subject to certain risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "should" or "will" or the negative of those terms or comparable terminology. Our actual results and the timing of events could differ materially from those anticipated or implied by the forward-looking statements discussed here as a result of various factors. Factors that could cause or contribute to such differences include risks associated with clinical development, regulatory approvals, product commercialization, intellectual property claims, litigation and other risks discussed under "Important Factors Regarding Forward-Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 2000, and under "Risk Factors" in our registration statement filed on Form S-3 dated June 25, 2001, as amended and supplemented. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Overview

     ICOS is a product-driven company that has expertise in both protein-based and small molecule therapeutics. We combine our capabilities in molecular, cellular and structural biology, high throughput drug screening, medicinal chemistry and gene expression profiling to develop highly innovative products with significant commercial potential. To enhance our internal development efforts, we have established collaborations with other pharmaceutical and biotechnology companies, including Eli Lilly, Suntory, Texas Biotechnology and Biogen.

     Earlier this year, ICOS and Eli Lilly completed registrational Phase 3 trials with Cialis(TM) and, on August 31, 2001, Lilly ICOS announced that the Cialis(TM) New Drug Application ("NDA") had been accepted for review by the U.S. Food and Drug Administration ("FDA"). Regulatory submissions relating to Cialis(TM) have also been filed with other agencies outside of the U.S., including the European Agency for the Evaluation of Medicinal Products.

     We and our partners currently have two additional product candidates in late-stage clinical development: Pafase(R), which continued patient enrollments in a Phase 3 clinical trial for severe sepsis in the third quarter of 2001; and, sitaxsentan, which continued patient enrollments in a pivotal Phase 2b/3 clinical trial for pulmonary arterial hypertension in the third quarter of 2001. During this quarter, we also initiated patient enrollment in a Phase 1 clinical trial for our product candidate IC747, an LFA-1 antagonist, for the potential treatment of psoriasis.

     In July 2001, we entered into an agreement with Biogen to jointly develop and globally commercialize orally active, small molecule LFA-1 antagonists for the treatment of inflammatory diseases and conditions, including psoriasis, and other autoimmune diseases. Under the terms of the agreement, both companies will cross-license LFA-1 antagonist technology and patents, including IC747 and other LFA-1 antagonists. The two companies will equally share costs of ongoing development activities, co-promote any products developed under the agreement, and equally share in the profits of the collaboration. We received an $8.0 million nonrefundable initial payment upon signing the agreement in the third quarter of 2001 and could receive future milestone payments from Biogen based on the progression of the LFA-1 antagonist program. In addition, we may elect to receive periodic loans from Biogen to fund part of our share of the development costs. Some or all of the loans may be forgiven upon the achievement of certain milestones.

Recent Developments

     On November 7, 2001, we priced a public offering of 5.5 million shares of common stock at $57 per share, with the Company to receive net proceeds of approximately $297 million on November 14, 2001. The underwriters have been granted an option to purchase up to an additional 0.8 million shares from us at the public offering price, less underwriting discounts and commissions, to cover over-allotments.

    In November 2001, we announced the signing of an agreement with Afferon Corporation, which provides us with the exclusive worldwide license rights for commercial use of RTX (resinferatoxin) for the treatment of bladder disease or function. RTX is a small molecule that can be delivered to the bladder to desensitize specific nerves that are believed to play a role in many pathological conditions of the bladder and urinary tract. Under the terms of the agreement, we will be responsible for the costs of developing and commercializing RTX and related analogues. Afferon will receive upfront payments and will be entitled to success-based milestone payments and royalties upon sales of marketed products, if any, resulting from this arrangement.

    In November 2001, we also announced the initiation of a Phase 1 clinical trial with IC485, an orally active, small molecule PDE4 inhibitor, with potential clinical applications for chronic obstructive pulmonary disease or rheumatoid arthritis.

Results of Operations

     Revenue

     Revenue for the third quarter of 2001 decreased 13% to $18.9 million, compared to $21.7 million for the third quarter of 2000. Revenue for the first nine months of 2001 increased 23% to $71.8 million, compared to $58.5 million for the first nine months of 2000.

     Third quarter 2001 collaborative research and development revenue from related parties ("cost reimbursement revenue") was $13.9 million, compared to $11.5 million for the same period in the prior year. For the first nine months of 2001, cost reimbursement revenue was $38.0 million, compared to $31.7 million in the first nine months of 2000. The increase in cost reimbursement revenue, for both the third quarter and year-to-date, was primarily due to revenue related to the Pafase(R) Phase 3 clinical trial for severe sepsis, the sitaxsentan Phase 2b/3 clinical trial for pulmonary arterial hypertension and clinical activities associated with TBC3711, a product candidate expected to target the treatment of congestive heart failure or hypertensive cardiovascular disease. Cost reimbursement revenue from Lilly ICOS decreased, for both the third quarter and year-to-date, as certain clinical activities were completed before the June 2001 submission of the Cialis(TM) NDA to the FDA. Cost reimbursement revenue for the quarter and nine months ended September 30, 2000 included funding from ICOS Clinical Partners. During the first quarter of 2001, we received the remainder of the funding available for research and development activities under our Product Development Agreement with ICOS Clinical Partners. We will not receive any further revenue under this agreement.

     Revenue from licenses of technology was $2.3 million in the third quarter of 2001, compared to $10.2 million in third quarter of 2000. The decrease was due to the completion of Cialis(TM) development activities required to file the NDA in June 2001. Revenue from licenses of technology was $29.2 million in the first nine months of 2001, compared to $26.8 million in the first nine months of 2000. Revenue for the first nine months of 2001 included $14.7 million of the $15.0 million license fee received from Lilly ICOS following the NDA submission earlier this year.

     During the third quarter and nine months ended September 30, 2001, we also recognized $2.7 million and $4.6 million, respectively, of other revenue, of which $2.7 million and $4.3 million, respectively, related to the development and manufacture of third party clinical materials. We began offering contract manufacturing services in the fourth quarter of 2000.

     Operating Expenses

     Total operating expenses increased 34% to $28.0 million in the third quarter of 2001, compared to $20.8 million in the third quarter of 2000. Total operating expenses increased 20% to $81.2 million in the nine months ended September 30, 2001, compared to $67.9 million in the nine months ended September 30, 2000.

     Research and development expense increased 30% to $25.7 million in the third quarter of 2001, compared to $19.7 million in the third quarter of 2000. Research and development expense increased 19% to $75.4 million in the first nine months of 2001, compared to $63.6 million in the first nine months of 2000. These increases reflect the progression of development activities for Pafase(R), sitaxsentan, and TBC3711, partially offset by reduced Cialis(TM) clinical program costs. The year-to-date increase also reflects the continued progression of small molecule product candidates IC485 and IC747, partially offset by costs in the prior year associated with discontinued clinical programs. Research and development expense for the nine months ended September 30, 2000 included the cost of technology rights and LFA-1 inhibitor compounds acquired from Abbott Laboratories.

     General and administrative expense was $2.3 million in the third quarter of 2001, compared to $1.1 million in the third quarter of 2000. General and administrative expense was $5.7 million year-to-date in 2001, compared to $4.3 million in 2000. These increases primarily reflect our establishment of corporate marketing functions, pre-marketing activities associated with the anticipated commercial launch of Cialis(TM), increased staffing in other administrative areas and an increase in certain non-income related taxes.

     Equity in Losses of Affiliates

     In the third quarter of 2001, we recognized $18.4 million of affiliate losses, compared to $13.4 million in the third quarter of 2000. The increase primarily reflects higher operating losses of Suncos and ICOS-TBC from the progression of development activities for Pafase(R), sitaxsentan and TBC3711.

     Year-to-date 2001, we recognized $44.9 million of affiliate losses, compared to $18.9 million in the first nine months of 2000. We began recognizing our share of Lilly ICOS' losses in the third quarter of 2000, when we became responsible for funding 50% of Lilly ICOS' operations. Previously, Eli Lilly funded all of Lilly ICOS' operations. The year-to-date increase also reflects higher operating losses from Suncos and ICOS-TBC due to the progression of development activities for Pafase(R), sitaxsentan and TBC3711.

     Investment Income

     Investment income in the third quarter of 2001 was $2.2 million, compared to $0.9 million in the third quarter of 2000. Investment income year-to-date in 2001 was $8.0 million, compared to $3.2 million in the prior year. These increases were primarily due to higher average invested balances during 2001 as a result of the $181.1 million in net proceeds raised in our December 2000 equity financing.

     Net Loss

     We reported a net loss of $24.4 million ($0.45 per share) for the third quarter of 2001, compared to a net loss of $11.5 million ($0.25 per share) for the third quarter of 2000. For the nine months ended September 30, 2001, we reported a net loss of $44.8 million ($0.84 per share) compared to a net loss of $87.3 million ($1.90 per share) for the comparable period in 2000. Results for the first nine months of 2000 included a $63.1 million charge ($1.37 per share) for the cumulative effect on years prior to 2000 of adopting a change in accounting for certain types of revenue.

     Our results of operations may vary significantly from period to period. Operating results will depend on, among other factors, the timing of expenses, reimbursements and license fees received from our collaboration partners, payments received for the development and manufacture of third party clinical materials and the timing and progress of our research and development efforts. We may experience significant fluctuations in cost reimbursement revenue and revenue from licenses of technology. Technology license fee revenue will vary as a result of the timing of milestone payments and changes in estimated total development costs, which depend on the success of our clinical trial and development efforts. In addition, significant changes in joint venture collaboration activities could cause the amount of affiliate losses to fluctuate from period to period.

     We have incurred significant operating losses since we began operations in September 1990. At September 30, 2001, we had an accumulated deficit of $267.0 million. We expect that our operating expenses will increase during 2001 and subsequent years as we attempt to complete development of our product candidates, obtain necessary regulatory approvals, and manufacture and market these product candidates. Our expenses will also likely increase as our late-stage products, Cialis(TM), Pafase(R) and sitaxsentan, move closer to market. In particular, we expect to incur substantial marketing and other costs related to commercializing Cialis(TM) if we are able to obtain regulatory approval for this product candidate. We also expect to incur costs under our collaborative research and development agreements with Eli Lilly, Suntory, Texas Biotechnology and Biogen. While joint venture and collaboration activities are subject to the oversight of both parties, the clinical and development activities of our affiliates are not entirely within our control. In the future, we may pursue our internal research and development activities more aggressively and, when beneficial to do so, establish additional collaborations. As a result of these factors, we do not expect to achieve profitability for at least the next two years.

Liquidity and Capital Resources

     At September 30, 2001, we had cash, cash equivalents, investment securities and interest receivable of $194.9 million, compared to $229.4 million at December 31, 2000.

     We used $0.3 million in cash for operating activities during the first nine months of 2001, compared to $42.7 million in the first nine months of 2000. The change in operating cash flow compared to the prior year primarily reflects receipt of a $15.0 million license fee from Lilly ICOS in June 2001, receipt of an $8.0 million upfront payment from Biogen in July 2001, and timing of vendor payments and cost reimbursements from our affiliates.

     For the nine months ended September 30, 2001, we used $168.4 million in cash for investing activities compared to providing $24.8 million in cash during the same period of the prior year. Cash used in investing activities in the first nine months of 2001 included an $112.4 million net increase in our short-term investment portfolio, compared to a $22.1 million net decrease in our short-term investment portfolio in the first nine months of 2000. The increase in our short-term investment portfolio in 2001 reflects our conversion of cash equivalents held at the end of the prior year into investments with somewhat longer maturities. Current year investing outflows also included $52.7 million of affiliate capital contributions, compared to $2.2 million in the same period of the prior year. The increase in affiliate capital contributions primarily reflects funding, in 2001, of certain expenses incurred by Lilly ICOS in 2000, as well as funding of our proportionate share of current year affiliate operations.

     We received $19.8 million in cash in proceeds from stock options and warrants during the first nine months of 2001, compared to $24.1 million during the first nine months of 2000.

     Our future cash requirements will depend on various factors, many of which are beyond our control, including:

 .    obtaining regulatory approval for and continued progress in commercializing
     Cialis(TM);

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

 .    the regulatory process in the United States and other countries; and,

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

     We intend to expand our operations and hire the additional personnel necessary to continue development of our current portfolio of product candidates in clinical trials, as well as to continue discovery and preclinical research to identify additional product candidates. We also intend to pursue pre-marketing activities necessary to bring our product candidates to market and to establish marketing and selling capabilities for product candidates ready for commercialization. We anticipate that expansion of these activities will increase operating expenses in the future. Furthermore, we will need to make incremental expenditures for additional laboratory, production and office facilities to accommodate the activities and personnel associated with these increased development and commercialization efforts.

     We anticipate that the net proceeds from our recent stock offering, combined with our existing cash and cash equivalents, investment securities, interest income from our investments, cash flow from other operating activities, including anticipated payments from Lilly ICOS, Suncos, and ICOS-TBC, along with the line of credit available to us under the Biogen agreement, will be sufficient to fund operations at least until 2005. However, depending on our product development and marketing and sales efforts, including those associated with the anticipated commercialization of Cialis(TM), it is possible that we may need additional financing prior to that time. Additional financing may not be available when we need it or may be unavailable on acceptable terms. If we are unable to raise additional funds when we need them, we may be required to delay, scale back or eliminate expenditures for some of our development programs or grant rights to third parties to develop and market product candidates that we would prefer to develop and market internally.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

     Our financial instruments currently consist of cash and cash equivalents and short-term investments. We have no derivative financial instruments. We have market risk exposure for changes in interest rates primarily associated with our short-term investments. However, we do not expect that the impact of interest rate fluctuations on the fair value of those securities will be material to our financial condition or results of operations.

PART II. Other Information

ITEM 6: Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit No.      Description
          -----------      -----------
             3.1           Amended and Restated Bylaws of ICOS Corporation

     (b) There were no reports on Form 8-K filed during the three months ended September 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ICOS CORPORATION

Date:  November 14, 2001        By:  /s/ MICHAEL A. STEIN
                                     ------------------------------------
                                     Michael A. Stein
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)