Form 10-K405
period 2001-12-31
ICOS CORP / DE
filed 2002-03-29
CIK 874294

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
   [ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 2001

                                      or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                        Commission File Number: 0-19171

                               ICOS CORPORATION
            (Exact name of registrant as specified in its charter)

                 Delaware (State of        91-1463450 (I.R.S.
                   incorporation)        Employer Identification
                                                  No.)

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                               Yes _X_  No ____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of January 31, 2002.

                                $2,338,760,546
   Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of January 31, 2002.

                   Title of Class           Number of Shares
                   --------------           ----------------
               Common Stock, $.01 par
                         value                 59,967,161

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the annual meeting of stockholders to be held on May 17, 2002, relating to "Security Ownership of Certain Beneficial Owners and Management," "Election of Directors," "Continuing Class 1 Directors (until 2003)," "Continuing Class 2 Directors (until 2004)," "Other Executive Officers," "Compensation of Directors," "Executive Compensation," "2001 Option Grants," "2001 Option Exercises and Year-end Option Values," "Compensation Committee Interlocks and Insider Participation," "Employment Contracts, Termination of Employment and Change of Control Arrangements," and "Section 16(a) Beneficial Ownership Reporting Compliance" are incorporated by reference in Part III of this Form 10-K.

                               ICOS CORPORATION

                               TABLE OF CONTENTS

Part I
   Item 1.   Business                                                                               3
   Item 2.   Properties                                                                            26
   Item 3.   Legal Proceedings                                                                     26
   Item 4.   Submission of Matters to a Vote of Security Holders                                   26

Part II
   Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters             27
   Item 6.   Selected Consolidated Financial Data                                                  28
   Item 7.   Management's Discussion and Analysis of Results of Operations and Financial Condition 29
   Item 7A.  Quantitative and Qualitative Disclosure about Market Risk                             35
   Item 8.   Consolidated Financial Statements and Supplementary Data                              36
   Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   *

Part III
   Item 10.  Directors and Executive Officers of the Registrant                                    55
   Item 11.  Executive Compensation                                                                55
   Item 12.  Security Ownership of Certain Beneficial Owners and Management                        55
   Item 13.  Certain Relationships and Related Transactions                                         *

Part IV
   Item 14.  Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K         56

* Not Applicable

                                    PART I

Item 1.  Business

Overview

ICOS is a product-driven company that has expertise in both protein-based and small molecule therapeutics. We combine our capabilities in molecular, cellular and structural biology, high throughput drug screening, medicinal chemistry and gene expression profiling to develop highly innovative products with significant commercial potential. We apply our integrated approach to erectile dysfunction and other urologic disorders, sepsis, pulmonary arterial hypertension and other cardiovascular diseases, and inflammatory diseases. We believe our strategy of targeting multiple therapeutic areas with drugs that act through distinct molecular mechanisms increases our chances of successfully developing commercial products.

We have established collaborations with pharmaceutical and biotechnology companies to enhance our internal development capabilities and to offset a substantial portion of the financial risk of developing our product candidates. At the same time, we maintain substantial rights to the product candidates covered by these collaborations, which provide us the opportunity to participate in a significant portion of the potential economic benefit from successful development and commercialization. Our most significant collaboration partners include Eli Lilly and Company, Suntory Limited, Texas Biotechnology Corporation and Biogen, Inc.

We and our collaboration partners have the following product candidates in development:

   . Cialis(TM) (tadalafil) has completed registrational Phase 3 clinical trials and, on June 28, 2001, Lilly ICOS, a joint venture entity we established with Eli Lilly in 1998 for the development of Cialis, submitted both a U.S. New Drug Application ("NDA") and a European Market Authorization Application seeking marketing approval of Cialis for the treatment of erectile dysfunction. To date, we have initiated over 60 Phase 1, 2 and 3 clinical trials evaluating Cialis for the treatment of erectile dysfunction. Efficacy studies demonstrated that, relative to placebo, Cialis both improved the patient's ability to attain and maintain an erection sufficient for sexual intercourse and significantly increased the percentage of successful sexual attempts. The most frequently reported side effects in these studies were headache, indigestion, backache and muscle ache. Most of these side effects were mild to moderate in intensity, and the frequency of reports decreased with continued treatment. Additionally, analysis of diary data from the Phase 3 clinical trials indicate that, relative to placebo, Cialis increased the number of successful sexual intercourse attempts out to 24 hours post-dose. Also, in a separate study, relative to placebo, Cialis was shown to significantly increase the number of successful sexual intercourse attempts as early as 16 minutes post-dose in some men. Tadalafil also is in Phase 2 clinical trials for the treatment of female sexual dysfunction.

   . Pafase(R) (rPAF-AH) began a pivotal multinational Phase 3 clinical trial in the second quarter of 2001, which is designed to enroll up to 2,500 patients from approximately 150 investigative sites. Pafase is currently being developed by Suncos, a joint venture entity we established with Suntory in 1997, for the treatment of severe sepsis. In 2000, we announced favorable results of a Phase 2 clinical trial evaluating the safety and efficacy of Pafase in 240 patients with either severe sepsis or multiple traumatic injuries who were at risk of developing acute respiratory distress syndrome. These Phase 2 results were used to design our Phase 3 clinical trial using a primary endpoint of reduction of 28-day all-cause mortality in patients with severe sepsis.

   . Sitaxsentan began a Phase 2b/3 clinical trial for the treatment of pulmonary arterial hypertension in the second quarter of 2001. Sitaxsentan is currently being developed by ICOS-Texas Biotechnology, a limited partnership we formed with Texas Biotechnology in 2000 for the development of endothelin receptor antagonists, including sitaxsentan and TBC3711. Analysis of patient data from an open-label Phase 2a clinical trial suggests that sitaxsentan may provide clinical benefit to patients diagnosed with certain types of pulmonary arterial hypertension.

   . TBC3711 is in Phase 1 clinical trials and is being evaluated for the treatment of a cardiovascular or other disease where an unmet medical need exists.

   . IC14 is anticipated to begin a Phase 2 clinical trial in the second quarter of 2002 for the treatment of sepsis.

   . IC747 is in Phase 1 clinical trials. We anticipate IC747 will begin Phase
     2 clinical trials in the third quarter of 2002 for the treatment of chronic inflammatory diseases, such as psoriasis. IC747 is being developed in a worldwide LFA-1 antagonist collaboration with Biogen.

   . IC485 is in Phase 1 clinical trials with potential clinical applications for chronic obstructive pulmonary disease or rheumatoid arthritis.

   . RTX(TM) (resiniferatoxin) is anticipated to begin a Phase 2 clinical trial in the second quarter of 2002 for the treatment of interstitial cystitis.

Business Strategy

Our objective is to become a leading biopharmaceutical company focused on the discovery, development and commercialization of innovative drugs. We intend to accomplish this objective by:

Obtaining regulatory approval for and successfully commercializing Cialis(TM) and Pafase(R). Both a U.S. New Drug Application and a European Market Authorization Application seeking approval for Cialis have been submitted. In addition, a pivotal multinational Phase 3 clinical trial for Pafase has begun. These product candidates target significant markets. Through sales and marketing efforts with our collaboration partners, we intend to increase awareness of the benefits of these product candidates over existing therapies.

Diversifying our portfolio of product candidates. We have developed, and plan to continue to develop, a broad portfolio of product candidates encompassing a variety of therapeutic approaches to address both chronic and acute diseases and medical conditions. For example, we are currently researching and developing product candidates targeting erectile dysfunction and other urologic disorders, sepsis, pulmonary arterial hypertension and other cardiovascular diseases, and inflammatory diseases. To mitigate some of the risks inherent in clinical development, we plan to continue developing a number of product candidates in parallel.

Using our internal capabilities to discover and develop novel product candidates. Using our capabilities in molecular, cellular and structural biology, high throughput drug screening, medicinal chemistry and gene expression profiling, we have successfully identified novel product candidates and obtained patents, or filed patent applications, for protein-based and small molecule product candidates. We plan to continue our discovery and development efforts in these areas, emphasizing diseases and medical conditions for which current therapies are substandard or unavailable, or for which the market opportunities are large.

Identifying attractive acquisition and in-licensing candidates. We have acquired and in-licensed product candidates and plan to acquire or in-license additional product candidates in the future. For example, our sitaxsentan, TBC3711, IC14 and RTX product candidates are the result of such acquisition and in-licensing efforts. We believe that we are well positioned to attract additional product candidates as a result of our demonstrated experience and success in completing such acquisitions and in-licensing arrangements.

Forming strategic collaborations. We have established, and intend to continue to establish, corporate collaborations with large pharmaceutical and other biotechnology companies to enhance the development of product candidates. These collaborations enable us to retain a significant portion of the potential economic benefit, while offsetting a substantial portion of the financial risk, of developing product candidates. For example, we have entered into collaborations with Eli Lilly, Suntory, Texas Biotechnology and Biogen. Collaborations such as these generally enable us to develop a greater number of product candidates than otherwise would be possible and provide us with domestic and international marketing and sales expertise for our partnered product candidates if approved.

Expanding our intellectual property portfolio. We intend to continue to aggressively pursue protection of our proprietary technology and other intellectual property. We believe that establishing a strong proprietary position could provide an important competitive advantage in our target markets. As of December 31, 2001, we owned or exclusively licensed 153 U.S. patents and had 122 patent applications pending in the United States that we filed on our own behalf or on behalf of our joint ventures or exclusive licensors. When appropriate, we also seek foreign patent protection and as of December 31, 2001, we owned or exclusively licensed 135 foreign patents.

Clinical Development Pipeline

We are developing several product candidates targeting a variety of serious diseases and medical conditions. We have retained significant marketing rights to each of the product candidates covered by partnership or joint development arrangements. We have retained co-promotion rights to Cialis in North America and most of Europe. We have retained marketing rights to Pafase in the United States and share marketing rights to Pafase with Suntory outside of Japan and the United States. We share worldwide marketing rights to sitaxsentan and TBC3711 with Texas Biotechnology and will co-promote IC747 and other LFA-1 antagonists in our worldwide collaboration with Biogen. The table below summarizes our product development programs.

                         Clinical Development Pipeline

Product Candidate         Target Indication    Status     Partner                  ICOS Economic Interest
------------------------------------------------------------------------------------------------------------

Cialis(TM) (tadalafil)    Erectile dysfunction NDA        Eli Lilly and Company North America and Europe
                          Female sexual        Phase 2                          --co-promotion
                          dysfunction                                           Rest of world--share of
                                                                                royalties to Lilly ICOS

Pafase(R) (rPAF-AH)       Severe sepsis        Phase 3    Suntory Limited       U.S.--commercial rights
                                                                                Japan--share of royalties to
                                                                                Suncos
                                                                                Rest of world--co-promotion

Endothelin Receptor
 Antagonists:
   Sitaxsentan            Pulmonary arterial   Phase 2b/3 Texas Biotechnology   Worldwide--co-promotion
                          hypertension                    Corporation
   TBC3711                Cardiovascular or    Phase 1    Texas Biotechnology   Worldwide--co-promotion
                          other disease                   Corporation

IC14                      Sepsis               Phase 1    N/A                   Worldwide--commercial
                                                                                rights

IC747                     Psoriasis            Phase 1    Biogen, Inc           Worldwide--co-promotion
                          Inflammatory
                          diseases

IC485                     Chronic obstructive  Phase 1    N/A                   Worldwide--commercial
                          pulmonary disease                                     rights
                          or rheumatoid
                          arthritis

RTX(TM) (resiniferatoxin) Interstitial         Phase 1    N/A                   Worldwide--commercial
                          cystitis                                              rights

In the status column of the table: "Phase 1" indicates clinical trials for safety and pharmacology; "Phase 2" indicates a clinical trial to determine dosing and efficacy; "Phase 2a" indicates a small clinical trial to determine potential therapeutic doses; "Phase 2b" indicates a larger clinical trial to determine efficacy of chosen therapeutic doses; "Phase 3" indicates a confirmatory clinical trial to determine efficacy and safety as primary support for regulatory approval; and "NDA" indicates that new drug applications have been filed with U.S. and European regulatory authorities for marketing approval.

Cialis (tadalafil)

We are evaluating Cialis (tadalafil), a small molecule compound that inhibits the phosphodiesterase type 5 enzyme, or PDE5, for the treatment of erectile dysfunction. We are also evaluating tadalafil for the treatment of female sexual dysfunction. In 1998, we formed a joint venture entity with Eli Lilly, called Lilly ICOS, to develop and commercialize PDE5 inhibitors.

   Erectile Dysfunction Clinical Application

Background. Erectile dysfunction is a condition in which a man is unable to attain or maintain an erection sufficient for sexual intercourse. Erectile dysfunction affects an estimated 70 million men in North America and Europe and is increasingly recognized as a serious and treatable medical condition. Erectile dysfunction is often associated with underlying diseases such as diabetes, cardiovascular disease and depression, or may be a consequence of prostate surgery, spinal cord injury or treatment with certain medications.

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

Current Treatment. Until 1998, treatments for erectile dysfunction were primarily limited to the use of injectables, vacuum pumps and prostheses, which are inconvenient and unpleasant options that have limited the size of the treated population. With the introduction in 1998 of Viagra, millions of men were motivated for the first time to acknowledge their affliction and seek treatment. We believe, however, that many men have ceased therapies for erectile dysfunction due to ineffectiveness, unpleasant side effects or inconvenient administration. We believe that as few as 10% of the men who could benefit from orally administered treatment for erectile dysfunction are currently undergoing treatment.

Potential Treatment by Cialis(TM). Cialis inhibits PDE5, increasing cyclic GMP levels and consequently increasing blood flow to the penis. The entry of Cialis into the marketplace may encourage use among the untreated population of erectile dysfunction patients in addition to those currently using therapies for erectile dysfunction.

Development Status. To date, we have initiated over 60 Phase 1, 2 and 3 clinical trials evaluating Cialis for the treatment of erectile dysfunction. Cialis has been evaluated in several Phase 3 clinical trials conducted in an outpatient setting. These trials were multicenter, randomized and placebo-controlled. In these studies, the effect of Cialis was measured using patient responses to questionnaires and patient diaries. These studies demonstrated that, relative to placebo, Cialis both improved the patients' ability to attain and maintain an erection sufficient for sexual intercourse and significantly increased the percentage of successful sexual attempts. The most frequently reported side effects in these studies were headache, indigestion, backache and muscle ache. Most of these side effects were mild to moderate in intensity, and the frequency of reports decreased with continued treatment.

We have completed registrational Phase 3 clinical trials for Cialis. Lilly ICOS submitted a New Drug Application for Cialis to the U.S. Food and Drug Administration ("FDA") and a European Market Authorization Application to the European Medicines Evaluation Agency on June 28, 2001. We believe there are attributes of Cialis that will make it attractive and convenient for patients and their doctors.

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

We are evaluating tadalafil for the treatment of some forms of female sexual dysfunction. Women were included in Phase 1 clinical trials of Cialis, and a Phase 2 clinical program is being conducted to further explore the safety and efficacy of tadalafil in women suffering from female sexual dysfunction. In one Phase 2 clinical trial, there was no significant difference in the incidence of adverse events between tadalafil and placebo. However, tadalafil demonstrated no effect relative to placebo on the primary endpoints.

Pafase(R) (rPAF-AH)

We are evaluating Pafase (rPAF-AH), a recombinant truncated human serum protein, for the treatment of severe sepsis. Pafase breaks down platelet-activating factor, or PAF, a chemical produced by the body that generally acts to induce or increase inflammation. In 1997, we formed a joint venture entity with Suntory called Suncos to develop and commercialize Pafase. We have funded the development and commercialization of Pafase in part through contributions from ICOS Clinical Partners, a limited partnership composed of private investors.

   Severe Sepsis Clinical Application

Background. Severe sepsis is a life-threatening condition that can occur when the body's immune system mounts a systemic inflammatory response to an infection. As part of this immune response, immune system cells produce inflammatory agents, such as PAF, which can induce fever, organ failure and sometimes shock. When this progression leads to organ failure, the condition is classified as severe sepsis. It is estimated that there are currently over 750,000 cases of severe sepsis each year in the United States, with approximately 215,000 deaths annually. The number of deaths of patients with severe sepsis each year is similar to the number of deaths annually of patients with acute myocardial infarction and about four times the number of deaths of patients with breast cancer.

Current Treatment. After over 25 years of clinical and research investigation of potential therapies for patients with severe sepsis, treatment of the condition is still primarily limited to antimicrobial therapy directed toward the underlying infection and supportive measures for patients suffering from, or at risk of developing, multiple organ dysfunction. Previous clinical trials of investigational agents in sepsis have targeted various inflammatory mediators or bacterial components. Until recently, these strategies have met with only limited success. In 2000, however, Eli Lilly reported favorable results when Xigris, activated protein C (r-APC), was administered to patients with severe sepsis. Patients treated with Xigris had a 28-day all-cause mortality rate of 24.7% compared to a mortality rate of 30.8% in patients treated with placebo.The FDA recently approved Xigris for the reduction of mortality in adult patients with severe sepsis who have a high risk of death. The efficacy of Xigris has not been established in adult patients with severe sepsis and lower risk of death. Safety and efficacy also have not been established in pediatric patients with severe sepsis. Despite this approval, severe sepsis remains a devastating medical condition with a critical need for additional therapeutic agents. Since Xigris and Pafase(R) have different mechanisms of action, many investigators believe combination therapy, focusing on both excessive inflammation, the Pafase mechanism, and accelerated coagulation, the Xigris mechanism, may ultimately be used to treat severe sepsis.

Potential Treatment by Pafase. Pafase inactivates PAF, eliminating its inflammatory effects. PAF is implicated in sepsis as well as acute respiratory distress syndrome and other debilitating inflammatory conditions. We have demonstrated the inhibitory activity of Pafase on PAF-induced inflammation in both in vitro and in vivo studies.

Development Status. In 2000, we announced favorable results of a Phase 2 clinical trial evaluating the safety and efficacy of Pafase in 240 patients with either severe sepsis or multiple traumatic injuries who were at risk of developing acute respiratory distress syndrome. These Phase 2 results were used to design our Phase 3 clinical trial using a primary endpoint of reduction of 28-day all-cause mortality in patients with severe sepsis. Based on safety and efficacy data obtained from clinical trials completed to date, we initiated a pivotal multinational Phase 3 clinical trial of Pafase in the second quarter of 2001. The study is designed to enroll up to 2,500 patients from approximately 150 investigative sites. The study will have three equally spaced interim analyses by an independent monitoring board and could be terminated early if pre-defined efficacy or futility is noted in interim data.

Endothelin Receptor Antagonist Program

We are evaluating two endothelin receptor antagonists: sitaxsentan, for the treatment of pulmonary arterial hypertension; and TBC3711, for a cardiovascular or other disease where an unmet medical need exists. These product candidates are small molecules that antagonize, or block, the action of endothelin, which is a potent mediator of blood vessel constriction and of the growth of smooth muscle in vascular walls. Endothelin receptor antagonists are believed to be effective in the treatment of a variety of diseases where the regulation of vascular constriction and muscle tone is important. In June 2000, we formed a partnership entity with Texas Biotechnology called ICOS-Texas Biotechnology to develop and commercialize endothelin receptor antagonists, including sitaxsentan and TBC3711, both currently in clinical development.

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

   Pulmonary Arterial Hypertension Clinical Application

Background. Pulmonary arterial hypertension is a condition that involves high blood pressure and structural changes in the walls of the pulmonary arteries, which are the blood vessels that connect the right side of the heart to the lungs. Primary and secondary pulmonary arterial hypertension is estimated to afflict over 100,000 people worldwide. The life expectancy of patients with untreated primary pulmonary arterial hypertension is less than three years after diagnosis.

Current Treatment. Currently, there are two approved pharmaceutical therapies for pulmonary arterial hypertension. Flolan is an intravenously administered form of prostacyclin. Tracleer, an oral non-selective endothelin receptor antagonist, was approved by the FDA on November 20, 2001. Patients currently using prostacyclin must receive continuous infusion of the drug through an in-dwelling catheter, necessitating that they carry an infusion pump with them at all times. We believe that an oral, highly targeted endothelin A receptor antagonist may be an effective treatment for patients suffering from pulmonary arterial hypertension and may provide additional benefit to patients who do not respond to existing therapies.

Development Status. ICOS-Texas Biotechnology has completed an open-label Phase 2a clinical trial evaluating sitaxsentan for the treatment of pulmonary arterial hypertension. The analysis of patient data from this trial suggests that sitaxsentan may provide clinical benefit to patients diagnosed with some types of pulmonary arterial hypertension. However, in a follow-on extension trial, treatment-related hepatitis was observed in two patients and one of these patients died. Following analysis of the open-label Phase 2a clinical trial and extension studies, and discussions with the FDA, ICOS-Texas Biotechnology initiated a Phase 2b/3 clinical trial of sitaxsentan, at lower doses, for the treatment of pulmonary arterial hypertension in the second quarter of 2001. The trial is expected to complete enrollment in the second quarter of 2002, and initial results are expected in the third quarter of 2002.

IC14

IC14 is a monoclonal antibody that blocks the function of CD14, a receptor found on the surface of certain white blood cells, which plays an early role in the development of sepsis.

   Sepsis Clinical Application

Potential Treatment by IC14. We are developing IC14 for the treatment of sepsis. While Pafase is intended to treat severe sepsis by destroying PAF and eliminating its inflammatory effects, IC14 is intended to treat sepsis at both early and late stages in the inflammatory response by blocking the function of CD14. CD14 is unique in its ability to recognize components from most types of microorganisms. Once activated by the recognition of these microbial components, CD14 typically triggers a localized inflammatory response that removes microorganisms at the site of infection. However, in some cases, CD14 triggers a systemic inflammatory response that may lead to sepsis and multiple organ failure. In contrast to other potential targets, CD14 does not appear to be a redundant component of the immune response that leads to sepsis. Not only does CD14 recognize a diverse array of microbial components, but it also is directly involved in activating multiple cell types that promote this immune response, making it an attractive target for the treatment of sepsis. IC14 has been shown to block CD14 in both in vitro and in vivo models in preclinical studies.

Development Status. In 1999, we conducted a bacterial toxin challenge study in 16 healthy volunteers, which demonstrated that IC14 inhibited the inflammatory response to specific bacterial toxins by blocking the release of greater than 95% of tumor necrosis factor alpha (TNF-alpha) and substantially reducing the development of flu-like symptoms. We also completed a Phase 1 clinical trial in 30 healthy volunteers in 1999. During the first quarter of 2001, we completed enrollment in a Phase 1 clinical trial initiated in 2000 that was designed to determine the molecule's safety and pharmacology in sepsis patients and define a dosing regimen for evaluation in Phase 2 clinical trials. We intend to begin enrollment in a Phase 2 clinical trial in sepsis patients in the second quarter of 2002.

IC747 (LFA-1 antagonist)

In June 2000, we acquired exclusive global rights to an LFA-1 program previously subject to our 1995 collaborative agreement with Abbott Laboratories. In July 2001, we entered into a collaboration with Biogen to jointly develop and co-promote IC747 and other LFA-1 antagonists as oral therapeutics for autoimmune and inflammatory diseases.

   Psoriasis Clinical Application

Background. Psoriasis is a chronic T lymphocyte-driven skin disorder afflicting approximately four to five million people in the United States, with 400,000 of those severely afflicted. The disorder is characterized by frequent episodes of redness, itching, and thick, dry silver scales or lesions on the skin.

Current Treatment. There is currently no effective, well-tolerated approved treatment available for advanced psoriasis. Currently approved therapies for psoriasis are focused on treating the symptoms of this disorder and include immunosuppressive medications such as corticosteroids or methotrexate, antifungal medications, antibiotics and vitamin D analogs. We believe that LFA-1 antagonists, such as IC747, may be particularly desirable for the treatment of psoriasis. Genentech, Inc. and Xoma Corporation have already demonstrated the efficacy of an injectable LFA-1 antibody for psoriasis patients in Phase 3 clinical trials.

Potential Treatment by IC747. IC747 is an orally administered, small molecule antagonist of the cell adhesion molecule LFA-1, which is expressed by white blood cells. Many chronic inflammatory diseases are thought to be driven by abnormal activation of T lymphocytes, a type of white blood cell. In our preclinical studies, we have demonstrated that IC747 binds to LFA-1 and inhibits T lymphocyte activation.

Development Status. We initiated a Phase 1 clinical trial for IC747 in the second quarter of 2001. We anticipate initiation of Phase 2 clinical trials for psoriasis in the third quarter of 2002.

   Additional Clinical Applications

Other chronic diseases for which LFA-1 antagonists may prove useful are asthma and rheumatoid arthritis. In the United States, an estimated 17 million people suffer from asthma and an estimated 2.1 million are afflicted with rheumatoid arthritis.

IC485 (PDE4 inhibitor)

IC485 is an orally administered, small molecule inhibitor of the Type IV cyclic adenosine monophosphate (cAMP) phosphodiesterase enzyme, or PDE4. Elevated levels of cAMP in human myeloid and lymphoid lineage cells are associated with the suppression of cell activation, including TNF-alpha. PDE4 is a predominant PDE isotype in these cells and is thus a major route of cAMP degradation. Inhibition of PDE4 with IC485 elevates cAMP and reduces the production of TNF-alpha by cells of the immune system.

   Chronic Obstructive Pulmonary Disease and Rheumatoid Arthritis

Background. Chronic obstructive pulmonary disease (COPD) and rheumatoid arthritis are under consideration as the primary clinical applications for IC485. According to the American Lung Association, approximately 16 million people in the United States suffered from COPD in 1996, with approximately 14 million cases manifested as chronic bronchitis and approximately 1.8 million manifested as emphysema. Rheumatoid arthritis is a chronic and debilitating disease that affects approximately 2.1 million adults in the United States.

Current Treatment. COPD is currently treated with bronchodilators and anti-inflammatory drugs. However, these drugs have been of limited benefit in treating the disease. Rheumatoid arthritis is currently treated with strong anti-inflammatory medications or biologics that specifically target TNF-alpha.

Potential Treatment by IC485. Clinical benefits in rheumatoid arthritis and Crohn's disease have been observed with approved therapies that target TNF-alpha production. Moreover, clinical efficacy has been observed with other PDE4 inhibitors in patients with asthma and COPD. We have also demonstrated efficacy in preclinical models of rheumatoid arthritis and a lung injury model related to the pathology of COPD. Historically, drugs that have targeted PDE4 have induced side effects such as nausea, vomiting and sedation, thereby limiting their clinical utility. In preclinical studies of IC485, vomiting and sedation were not observed over a range of doses that inhibited TNF-alpha production, demonstrating the potential utility of this product candidate.

Development Status. We initiated a Phase 1 clinical trial with IC485 in the fourth quarter of 2001.

RTX(TM) (resiniferatoxin)

In November 2001, we acquired exclusive worldwide rights to RTX
(resiniferatoxin) for the treatment of bladder disease or dysfunction.

   Interstitial Cystitis Clinical Application

Background. Interstitial cystitis is a chronic condition often associated with bladder pain and urgency and high frequency of urination, including nocturia. These symptoms may adversely affect quality of life and cause significant disability. According to the National Institutes of Health, more than 700,000 Americans have interstitial cystitis, of whom 90% are women.

Current Treatment. Although many treatments have been tried for interstitial cystitis, none are completely satisfactory. Medicines that are often used to control symptoms include antihistamines, tricyclic antidepressants and analgesics. The only oral medication that is approved for interstitial cystitis is Elmiron (pentosan polysulfate sodium), which has taken up to six months to provide symptom improvement and is not effective for many patients. Bladder instillation of various agents is also routinely used, including dimethylsulfoxide, heparin-like compounds and others. These treatments are inconvenient due to the number of instillations required and are not consistently efficacious

Potential Treatment by RTX. RTX is a small molecule that can be delivered to the bladder to desensitize afferent nerve fibers termed C-fibers. C-fibers are believed to play a role in many pathological conditions of the bladder, including interstitial cystitis. RTX is administered topically directly into the bladder through a catheter. The clinical objectives of RTX treatment for interstitial cystitis are to reduce bladder pain, nocturia and urinary frequency and improve the quality of life in patients.

Development Status. We expect to begin enrollment in a Phase 2 clinical trial of RTX in interstitial cystitis patients in the second quarter of 2002.

   Additional Clinical Applications

Although we are initially evaluating RTX as a treatment for interstitial cystitis, it may also be evaluated for the treatment of detrusor hyperreflexia (overactive bladder) resulting from the following conditions: multiple sclerosis, spinal cord injury, stroke, Parkinson's disease and benign prostatic hyperplasia.

Preclinical and Research Pipeline

We continuously evaluate new product candidates as part of our discovery research program. We use an integrated approach in this program that incorporates genetics, biochemistry and cell biology. The table below summarizes our product development programs in which we are engaged in preclinical development or research.

                       Preclinical and Research Pipeline

 Product Candidate/Program Target Indication                        Status
 ------------------------------------------------------------------------------

 Cell cycle checkpoint/DNA
  repair inhibitors        Cancer                                   Preclinical

 Lipid and protein kinase
  inhibitors               Inflammatory diseases                    Preclinical

 Other phosphodiesterase
  inhibitors               Multiple diseases                        Preclinical

 Chemokine receptor
  antagonists              Allergic inflammatory diseases           Research

 Other cell adhesion
  molecule antagonists     Cardiovascular and inflammatory diseases Research

 Novel antibiotics         Infectious diseases                      Research

In the status column of this table: "Preclinical" indicates evaluation of lead or preferred compounds for safety, pharmacology and proof of efficacy in non-human animal models; and "Research" indicates the research phase of the product identification process for compounds for which activity in target human biological assay systems has been demonstrated in laboratory tests, but which have not yet been tested in non-human animal models of specific human diseases.

Preclinical Programs

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

   Lipid and Protein Kinase Inhibitors

Certain lipid and protein kinases are enzymes that regulate activation of white blood cell types that participate in inflammatory and degenerative diseases such as autoimmune disorders, chronic obstructive pulmonary disease and osteoporosis. We are currently evaluating in preclinical studies small molecule inhibitors of a kinase involved in white blood cell activation. Autoimmune disorders, a large group of clinically important diseases, occur when the immune system confuses normal tissue with invading foreign material and attacks itself, causing tissue destruction. The triggers that cause this process are many, but the net result is that white blood cells are activated and a robust immune response ensues against normal tissue. In preclinical studies, we are testing our kinase inhibitors for their ability to quell an autoimmune response.

   Other Phosphodiesterase Inhibitors

In addition to PDE4 and PDE5, the targets for IC485 and Cialis(TM) (tadalafil), respectively, we continue our discovery efforts and are conducting preclinical evaluations of inhibitors that selectively target other distinct members of the phosphodiesterase family of enzymes. These enzymes collectively regulate many bodily functions. Drugs targeted to individual enzymes impact specific bodily functions associated with the cardiovascular and nervous systems. We are currently evaluating one set of inhibitor compounds in preclinical models of Parkinson's disease.

Research Programs

Since our inception, we have placed a strong emphasis on generating novel drug candidates from our own internal research activities. Over the past eleven years, we have assembled a highly integrated multidisciplinary research staff of approximately 150 professionals. Our staff includes:

   . molecular biologists and biochemists who identify new genes or proteins that are either product candidates or targets for product candidates; and

   . medicinal chemists, robotics experts and pharmacologists who create, evaluate and optimize new product candidates.

To use our expertise most effectively, we have concentrated our product discovery efforts on specific gene families, including phosphodiesterases, cell adhesion molecules and cell cycle checkpoint enzymes. In each case, we seek first to identify all the members of the family, understand the distribution of each member within the body and, through multiple functional tests, determine which members are most likely to affect human disease in a manner that can lead to therapeutic treatment. Once a given target is linked to an important biological function, such as activation of white blood cells, it is screened by our robotics group against a complex library of small organic molecules, from which lead compounds are identified. These lead compounds are tested against structurally related targets encoded within the same family of genes and then optimized through repetitive cycles of chemical modification to yield a final product candidate. During the optimization process our chemists and pharmacologists work together to build other attractive characteristics into the product candidate, such as the capacity to be administered orally and be maintained at appropriate levels in the bloodstream. The advantage of this gene family approach is that the initial efforts that yield a promising product candidate targeting one family member also provide valuable information about how to create product candidates that target other members of the gene family. For example, novel structural information regarding how IC747 interacts with its target, LFA-1, has been used to identify lead compounds that selectively block the function of other protein targets containing a related structural motif termed IDAS. This approach not only provides additional opportunities in other therapeutic areas, but also may markedly reduce the effort required to produce the next product candidate.

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

   . compounds that block the function of other cell adhesion molecules that are potentially important in diseases such as rheumatoid arthritis, asthma, and other degenerative diseases of the kidney, liver and lung;

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

   Eli Lilly and Company

In October 1998, ICOS and Eli Lilly formed Lilly ICOS, a 50/50-owned limited liability company, to develop and commercialize PDE5 inhibitors. Lilly ICOS is developing Cialis(TM) (tadalafil) as an oral therapeutic agent for the treatment of erectile dysfunction and female sexual dysfunction. Under the terms of this arrangement, we received a $75.0 million payment upon formation of the joint venture, a $15.0 million payment in 1999 upon initiation of a Phase 3 clinical trial program for Cialis and an additional $15.0 million payment in 2001 following the filing of the New Drug Application with the FDA. We could receive additional payments based on the progression of tadalafil through development. The joint venture was initially capitalized by Eli Lilly through cash contributions and our contribution of an exclusive worldwide license to intellectual property relating to PDE5 inhibitors, including intellectual property associated with Cialis and its research platform. Subsequent capital contributions have been made by both Eli Lilly and ICOS in equal amounts. Both ICOS and Eli Lilly provide Lilly ICOS with research and development services. The joint venture will market any products resulting from this collaborative effort in North America and the countries in the European Union or European Free Trade Area through the services of ICOS and Eli Lilly. For countries outside North America and these European countries, in exchange for royalty payments, Lilly ICOS has granted Eli Lilly an exclusive license to develop, manufacture and commercialize the PDE5 inhibitors developed in the collaboration.

   Suntory Limited

In February 1997, ICOS and Suntory formed Suncos, a 50/50-owned corporation, to develop and commercialize Pafase(R) worldwide. Under the terms of this arrangement, the joint venture was established with a $30.0 million cash investment by Suntory, to Suncos, and subsequent capital contributions have been made by both Suntory and ICOS in equal amounts. We granted Suncos an exclusive license to all rights to Pafase on a worldwide basis. Suncos granted Suntory exclusive rights to develop and commercialize Pafase in Japan and granted ICOS exclusive rights to develop and commercialize Pafase in the United States. Suncos retains the rights to develop and commercialize Pafase in the rest of the world. Suncos is managed jointly by Suntory and ICOS.Both Suntory and ICOS provide Suncos with research and development services. Suntory and ICOS will each pay royalties to Suncos on sales of Pafase in their respective territories.

   Texas Biotechnology Corporation

In June 2000, ICOS and Texas Biotechnology formed ICOS-Texas Biotechnology, a 50/50-owned limited partnership, to develop and commercialize endothelin receptor antagonists, such as sitaxsentan and TBC3711. Under the terms of this arrangement, ICOS and Texas Biotechnology equally fund the development of endothelin receptor antagonists and equally share in the profits of the partnership. We made an initial $2.0 million payment to Texas Biotechnology upon formation of the partnership and made an additional $2.0 million payment in October 2001. We may make further milestone payments of up to $51.5 million based on the achievement of certain success-based objectives. Texas Biotechnology made an initial contribution to ICOS-Texas Biotechnology of an exclusive worldwide license to the intellectual property associated with endothelin receptor antagonists, including patent rights and technical information. ICOS-Texas Biotechnology is managed jointly by Texas Biotechnology and ICOS. Both parties provide the partnership with research and development services. ICOS-Texas Biotechnology will manufacture, market and sell any products resulting from the collaboration worldwide.

   Biogen, Inc.

In July 2001, we entered into an agreement with Biogen to jointly develop and globally commercialize orally active, small molecule LFA-1 antagonists for the treatment of inflammatory diseases and conditions, including psoriasis, and other autoimmune diseases. Under the terms of this agreement, we and Biogen will cross-license LFA-1 antagonist technology and patents, including IC747 and other LFA-1 antagonists. We will share costs of ongoing development activities with Biogen, co-promote any products developed under the agreement, and equally share in the profits of the collaboration. We received an $8.0 million initial payment upon executing the agreement and could receive future success-based milestone payments from Biogen based on the progression of IC747 and other LFA-1 antagonists through development. In addition, we may receive periodic loans from Biogen to fund part of our share of the related development costs. Some or all of the loans may be forgiven upon the achievement of certain success-based milestones.

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

   . RTX(TM). We have entered into a licensing agreement with Afferon
     Corporation related to RTX. Under the terms of this agreement, we have exclusive worldwide license rights for commercial use of RTX for the treatment of bladder disease or dysfunction. We are responsible for the costs of developing and commercializing RTX and related analogues. Afferon receives certain periodic payments and is entitled to future success-based milestone payments and royalties upon sales of marketed products, if any, resulting from this arrangement.

   . IC485. We have entered into a research and development arrangement with Array BioPharma Inc. relating to IC485. Under this arrangement, we funded the medicinal chemistry performed by Array relating to IC485. We received either an assignment of, or a license to, any and all intellectual property developed by Array relating to IC485 in exchange for future milestone payments based on development of this product candidate. We have exclusive rights to the worldwide production and commercialization of IC485.

   . Cell cycle checkpoint/DNA repair inhibitors. We have entered into a research and development arrangement with Array relating to multiple research targets, including cell cycle checkpoint/DNA repair inhibitors. Under this arrangement, we fund the medicinal chemistry performed by Array relating to the targets. We receive either an assignment of, or a license to, any and all intellectual property developed by Array in exchange for future milestone payments based on the development of any product candidates that may arise from this arrangement. We have exclusive rights to the worldwide production and commercialization of any product candidates developed under this arrangement.

   . IDAS targeted product candidates. We have entered into an additional research and development agreement with Array relating to two research targets which contain an IDAS structural feature related to, but distinct from, that found in the cell adhesion molecule LFA-1, the target of IC747. Under the terms of this agreement, we will provide Array with research funding over two years. Both parties will collaborate in all aspects of lead generation and lead optimization. We will be responsible for clinical development and commercialization. We have exclusive rights to market, sell and distribute products that may arise from this arrangement. Array is entitled to receive success-based payments upon reaching certain development milestones and royalties based upon sales of products resulting from the collaboration.

In addition, we have entered and continue to enter into licensing agreements and research collaborations with institutions and scientists to expand our access to new scientific developments, technologies and discoveries in certain areas. We have contracted with several academic and institutional collaborators to conduct research and development activities relating to our product candidates. We have also entered into licensing agreements with respect to specific technologies. These arrangements generally provide that we will fund either the research or development of the technology, or both, and will obtain an exclusive license or option to the technology developed, subject to certain royalty and other obligations.

Patents and Proprietary Rights

Because of the length of time and expense associated with bringing new products through development and the governmental approval process to the marketplace, pharmaceutical and biotechnology companies have traditionally placed considerable importance on obtaining and maintaining patent protection for significant new technologies, products and processes. We have applied, and are applying, for patents for our product candidates and aspects of our technologies. As of December 31, 2001, we owned or exclusively licensed 153 U.S. patents and had 122 patent applications pending in the United States that we filed on our own behalf or on behalf of our joint ventures or exclusive licensors. When appropriate, we also seek foreign patent protection and, as of December 31, 2001, we owned or exclusively licensed 135 foreign patents. Our ability, however, to obtain patents in a timely manner, if at all, in foreign countries may be limited by the laws of some of those countries. For example, many countries, including several European countries, allow for an opposition period, often lasting many months, after a patent is granted, providing third parties with the opportunity to submit arguments that may call for the withdrawal of or limitations on the affected patents.

Even if we are granted patents by government authorities, the validity and enforceability of patents issued to pharmaceutical and biotechnology companies has proven highly uncertain. For example, legal considerations surrounding the validity of patents in the fields of pharmaceuticals and biotechnology are in transition, and we cannot assure you that the historical legal standards surrounding questions of validity will continue to be applied or that current defenses relating to issued patents in these fields will, in fact, be considered sufficient in the future. In addition, we cannot assure you as to the degree and range of protections any of our patents may afford us, whether patents will be issued or the extent to which we will be successful in avoiding infringement of patents granted to others. For example, patents which have already been issued to us may be subjected to further governmental review that may ultimately result in the reduction of their scope of protection, and pending patent applications may have their requested breadth of protection significantly limited before being issued, if issued at all. Furthermore, since publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot assure you that we were the first creator of inventions covered by our patents or pending patent applications or that we were the first to file patent applications for these inventions. In addition, after seeking advice of counsel, we may undertake research and development with respect to potential products, even when we are aware of third-party patents that may be relevant to these potential products, on the basis that such patents may be challenged or licensed by us. If our subsequent challenges to or attempts to license such patents were to prove unsuccessful, we may not be able to commercialize our potential products after having incurred significant expenditures, and may be subject to patent infringement claims. Under U.S. federal law, companies are protected against claims of infringement for using technology patented by others in clinical trials. Accordingly, we cannot assure you that the absence of litigation with respect to our product candidates in clinical development is an indication that our commercially marketed products will not be found to infringe the patent rights of others.

Many pharmaceutical and biotechnology companies and university and research institutions have filed patent applications or already have received patents in our areas of product development. Many of these entities' applications and patents may be competitive with or conflict with ours, and could prevent us from obtaining patents or could call into question the validity of our existing patents. For example, if various patents issued to others are upheld in the courts or if certain patent applications filed by others are issued as patents and are upheld, we may be unable to market one or more of our product candidates, or may be required to obtain a license to market those product candidates. To contend with these possibilities, we have entered into non-exclusive license agreements and anticipate entering into additional license agreements in the future with third parties for technologies that may be useful or necessary for the manufacture or commercialization of some of our product candidates. In addition, we have initiated discussions with commercial entities that hold U.S. patents on technology or processes that we may find necessary in order to engage in some of our activities. However, we cannot assure you that these licenses, or any others that we may be required to obtain to market our product candidates, will be available on commercially reasonable terms, if at all, or that we will be able to develop alternative technologies if we cannot obtain required licenses.

While we pursue patent protection and enforcement of our product candidates and aspects of our technologies when appropriate, we also rely on trade secrets, know-how and continuing technological advancement to develop and maintain our competitive position. To protect this competitive position, we regularly enter into confidentiality and proprietary information agreements with third parties, including employees, suppliers and collaborators. Our company employment policy requires each new employee to enter into an agreement that contains provisions generally prohibiting the disclosure of confidential information to anyone outside of the company and providing that any invention conceived by an employee within the scope of his employment duties is the exclusive property of ICOS. Furthermore, our know-how that is accessed by third parties through collaborations and research and development contracts and through our relationships with scientific consultants is generally protected through confidentiality agreements with the appropriate parties. We cannot, however, assure you that these protective arrangements will be honored by third parties, including employees, suppliers and collaborators, or that these arrangements will effectively protect our rights relating to unpatented proprietary information, trade secrets and know-how. In addition, we cannot assure you that other parties will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our proprietary information and technologies.

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

Pfizer was granted a patent (EP702555) by the European Patent Office claiming the use of sildenafil citrate, also known as Viagra, and related compounds in a medicament for the treatment of erectile dysfunction as well as the use of any cyclic GMP PDE inhibitor, including any PDE5 inhibitor, as a medicament for the treatment of erectile dysfunction. We, Eli Lilly, and eleven other companies opposed this patent in the European Patent Office. A hearing was held July 16-19, 2001, at the end of which the Opposition Division of the European Patent Office revoked all the claims of the Pfizer patent, including those for sildenafil-containing medicaments. The decision, however, leaves unaffected Pfizer's earlier compound patent, which covers sildenafil itself. Pfizer's European Patent (EP702555) had been nationalized by Pfizer in most European countries. Lilly ICOS brought suits challenging the patent in the Netherlands, the United Kingdom and Belgium. The court in the Netherlands issued a judgment on October 4, 2000 adjourning and staying proceedings pending the decision in the opposition proceeding before the European Patent Office. The court in the United Kingdom issued a judgment on November 8, 2000 that the Pfizer patent claims are invalid for obviousness. Pfizer appealed that decision, and the Appeals Court in the United Kingdom heard the case in December 2001. A written decision affirming the lower court's judgment that the Pfizer patent claims are invalid was issued on January 22, 2002. By agreement of the parties and consent of the court, the case in Belgium has been adjourned until after the written opinion, relating to the hearing on July 16-19, 2001, of the Opposition Division of the European Patent Office has been rendered; upon resumption of the case, the Belgium court will conduct a full hearing concerning all matters and issues. It is expected that decisions by the European Patent Office, the trial courts and the intermediate appellate courts in the three countries will be appealed, if not already appealed, by the party that does not prevail. These appeals could take years. If Pfizer's patent is ultimately upheld by the European Patent Office or the courts in European countries, we may be subject to litigation by Pfizer in Europe. We may also be prohibited from marketing Cialis(TM) for the treatment of erectile dysfunction in some or all European countries, or may be required to enter into licensing agreements to market Cialis in Europe. We cannot assure you that such agreements would be available on commercially reasonable terms, if at all. Pfizer has probably filed patent applications in the United States seeking the same or similar claims as Pfizer has attempted to obtain in Europe, and if Pfizer were to obtain a comparable patent in the United States, we may be involved in further litigation to determine whether our manufacture, use, sale or offer for sale of Cialis in the United States infringes such a patent, and to determine the validity and scope of such a patent.

Government Regulation

Regulation by government authorities in the United States, Europe, Japan and other countries is a significant consideration in the manufacture and marketing of our potential products and in our ongoing research and product development activities. Our product candidates, including those of Suncos, Lilly ICOS, ICOS-Texas Biotechnology and those being jointly developed through our collaboration with Biogen, will require regulatory approval by government agencies prior to commercialization. Human therapeutic products are subject to rigorous preclinical and clinical testing and other approval requirements by the FDA and comparable agencies in foreign countries. The time required for completing testing and obtaining approvals of our product candidates is uncertain but often takes several years. Any delay in testing or in the evaluation of preclinical or clinical results by governmental health authorities may hinder product development. In addition, we may encounter delays in product development or rejections of product applications due to changes in FDA or foreign regulatory policies during the period of product development and testing. Various federal, state and foreign statutes and regulations, including the Federal Food, Drug and Cosmetic Act, also regulate the manufacturing, safety, labeling, storage, record keeping, and marketing of our product candidates, and failure to comply with these legal requirements may subject us to, among other things, civil penalties, criminal prosecution and restrictions on product development and production. The lengthy process of obtaining regulatory approvals and ensuring compliance with appropriate statutes and regulations requires the expenditure of substantial resources. Any delay or failure by us, our joint ventures or our collaborators to obtain regulatory approvals could adversely affect our ability to commercialize our product candidates, receive product, collaborative research or royalty payments and generate sales revenue.

In general, the steps ordinarily required before a new therapeutic product candidate may be marketed in the United States include:

   . preclinical laboratory tests, animal tests and formulation studies;

   . the submission to the FDA of an investigational New Drug Application, which must become effective before clinical testing may begin;

   . adequate and well-controlled clinical trials to establish the safety and efficacy of the product candidate for each indication;

   . the submission of a New Drug Application or Biologics License Application, as the case may be, to the FDA; and

   . FDA review and approval of a New Drug Application or Biologics License
     Application, as the case may be, prior to any commercial sale or shipment of the product candidate.

Preclinical studies generally are conducted in the laboratory to evaluate the potential safety and efficacy of a therapeutic product candidate and are undertaken in compliance with Good Laboratory Practices regulations. The results of these studies are submitted to the FDA as part of an investigational New Drug Application, which must be reviewed by FDA personnel before clinical testing may begin in the United States. Once the FDA is satisfied with or does not comment on the submission of the investigational New Drug Application, clinical trials on humans may begin, although the FDA may put a hold on these trials at any time.

Clinical trials are conducted in accordance with Good Clinical Practices regulations at sponsoring institutions under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the efficacy criteria to be evaluated. Typically, clinical evaluation involves three sequential phases, which may overlap. During Phase 1, clinical trials are conducted with a relatively small number of subjects to determine the early safety profile of a drug, as well as the pattern of drug distribution and drug metabolism by the subject. In Phase 2, clinical trials are conducted with groups of patients afflicted by a specific target disease to determine preliminary efficacy, optimal dosages and dosage tolerance, and to gather additional safety data. In Phase 3, large-scale, multicenter comparative clinical trials are conducted with patients afflicted with a specific target disease to provide data for the statistical proof of efficacy and safety as required by the FDA and others. The FDA and a clinical trial sponsor may suspend clinical trials at any time if it is believed that clinical subjects are being exposed to an unacceptable health risk.

The results of preclinical and clinical testing of a product candidate, as well as data relating to a product candidate's chemistry, pharmacology and manufacture, are required to be submitted to the FDA, in the form of a New Drug Application for small molecule products or a Biologics License Application for biological products, in order to seek FDA approval. FDA approval of the New Drug Application or Biologics License Application is required before marketing of a product may begin in the United States, and the cost of this process may be substantial. In response to a New Drug Application or Biologics License Application, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria, including the pre-approval of relevant product manufacturing facilities. The failure to obtain timely permission for clinical testing or timely regulatory approval for product marketing could materially affect us. Furthermore, the FDA may require testing and surveillance programs to monitor the effect of a new product or may prevent or limit future marketing of a product based on the results of these post-marketing programs.

In addition, some of our product candidates, most notably sitaxsentan, which is targeting pulmonary arterial hypertension, may qualify as orphan drugs under the Orphan Drug Act of 1983. This act generally provides incentives to manufacturers to undertake development and marketing of products to treat relatively rare diseases or those diseases that would likely affect fewer than 200,000 persons annually in the United States. A drug that receives orphan drug designation by the FDA, and is the first product to receive FDA marketing approval for its product claim, is entitled to various advantages, including a seven-year exclusive marketing period in the United States for that product claim. However, any drug that is considered by the FDA to be different from a particular orphan drug, including any orphan drug of ours that has been so designated by the FDA, is not precluded from sale in the United States during the seven-year exclusive marketing period. We cannot assure you that any of our product candidates will be designated as an orphan drug by the FDA or, if so designated, will have a positive effect on our revenues.

In order to manufacture our potential products, a domestic drug manufacturing facility must be registered with the FDA as a domestic drug manufacturing establishment, must submit to periodic inspection by the FDA and must comply with current Good Manufacturing Practices regulations. In addition, to supply products for use in the United States, foreign manufacturing establishments must comply with these regulations and are subject to periodic inspection by the FDA or corresponding regulatory agencies in countries under reciprocal agreements with the FDA.

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

Competition

Competition in the pharmaceutical and biotechnology industries is intense and characterized by rapid technological development. We expect that our product candidates will encounter significant competition. A number of pharmaceutical and biotechnology companies are currently developing products targeting the same diseases and medical conditions that we target, and some of our competitors' products have entered clinical trials or are already commercially available. For example, Pfizer has already successfully commercialized Viagra, a competitor of our product candidate Cialis(TM). Bayer AG has filed a New Drug Application with the FDA seeking approval for a PDE5 inhibitor, to be marketed in partnership with Glaxo SmithKline, for the treatment of erectile dysfunction. Eli Lilly received FDA approval for Xigris in the U.S. for the treatment of severe sepsis, which may compete with Pafase(R) and IC14. Actelion recently received FDA approval for Tracleer, an endothelin receptor antagonist for the treatment of pulmonary arterial hypertension, with which sixtaxsentan would compete. In addition, our potential products, if approved and commercialized, will compete against well-established existing therapeutic products that are currently reimbursed by government health administration authorities, private health insurers and health maintenance organizations.

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

Many of our competitors have substantially more experience, capital, research and development, regulatory, manufacturing, sales, marketing, human and other resources than we do. As a result, they may:

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

We anticipate that we will face increased competition in the future as new companies enter our markets and as scientific developments surrounding biologic and small molecule therapeutics continue to accelerate. Through research and discoveries, our competitors may render some or all of our product candidates obsolete or unmarketable, and may succeed in developing products that are safer and more effective than our potential products. Furthermore, even if our product candidates prove superior to the products of our competitors, our business could suffer as a result of collaboration partners independently developing competing products through the use of product candidates we licensed to them or developed through our collaborations.

We believe the principal competitive factors affecting our markets are the timing and scope of regulatory approvals, safety and efficacy of therapeutic products, cost and availability of these products, availability of alternative treatments, third-party reimbursement programs and patent and proprietary rights protection. Although we believe that we are well positioned to compete adequately with respect to these factors in the future, our future success is currently difficult to predict because all of our product candidates are still in various stages of development and have yet to undergo regulatory approval and commercialization.

Manufacturing

Since 1993, we have manufactured recombinant protein-based clinical materials in our production facilities in Bothell, Washington, a suburb of Seattle, to support our previous and current clinical trials. Our current facilities are capable of utilizing both microbial- and mammalian-based production processes and were designed to meet the FDA requirements for the production of purified recombinant protein bulk product. We currently produce bulk product for our product candidates Pafase and IC14 at our production facilities. Vialing and other finishing steps in the manufacturing processes of Pafase and IC14 are completed under contracts with Gensia Sicor Pharmaceuticals and several other companies. We also manufacture purified recombinant protein bulk product for third parties pursuant to contractual arrangements and may enter into additional arrangements in the future.

We currently do not have facilities to produce small molecule drugs. Our product candidate Cialis(TM) is currently manufactured by Eli Lilly. We plan to use Nordic Synthesis AB to manufacture the active pharmaceutical ingredient of our product candidate sitaxsentan. We have established relationships with third-party manufacturers to produce the required materials for our other small molecule programs in preclinical studies. These manufacturers include Ricerca, LLC, Salsbury Chemicals, Inc., and IRIX Pharmaceuticals, Inc We cannot assure you that we will be able to maintain our current relationships with third-party manufacturers and suppliers or establish future arrangements with third-party manufacturers and suppliers on commercially reasonable terms, if at all. We participate in quality control and quality assurance processes related to the manufacture of potential products for us and our affiliates. However, there is no assurance that regulatory bodies will not raise issues regarding manufacturing and quality processes. Recently, the FDA issued Eli Lilly a Form 483 and a warning letter outlining certain observations relative to Eli Lilly's manufacturing facilities. While these observations do not specifically address a small molecule manufacturing facility, such as the one where Cialis is manufactured, we cannot be certain that the FDA's observations will not impact the Cialis manufacturing program.

Marketing and Sales

We have begun the development of a marketing and sales infrastructure, recruiting several individuals experienced in these functions from larger pharmaceutical and biotechnology companies. Currently, we have employees with significant commercial experience in marketing and sales from major pharmaceutical companies who will oversee the development of this infrastructure.

Our marketing professionals are also focused on other product candidates at earlier stages of development within ICOS. As these products advance in development, the commitment of marketing resources will increase. In this regard, the launch of Cialis will provide opportunities for our marketing professionals to develop further skills and experience prior to assuming marketing responsibilities for future product launches.

In addition to our own marketing and sales force, we may promote our potential products with marketing partners. We also may rely on relationships with one or more companies with established distribution systems and direct sales forces to distribute and sell our potential products, including our collaboration partners. For example, the marketing of Cialis in the United States and Europe will be managed by teams made up of employees of ICOS and Eli Lilly, our joint venture partner for this product. We are currently building a sales force that, together with Eli Lilly, will co-promote Cialis. We expect to hire approximately 165 sales representatives to promote Cialis after it is approved by the FDA. The majority of the Cialis sales force will be representatives from Eli Lilly. The Company and Eli Lilly will share all costs of developing, producing, marketing and selling Cialis.

Human Resources

As of December 31, 2001, we employed 469 individuals. Approximately 349 of our employees are engaged in research or development activities and the others are engaged in general, administrative, marketing and sales positions. We consider our employee relations to be good. We have never had a work stoppage, and none of our employees are represented under a collective bargaining agreement. We believe that our future success is dependent in part on our ability to attract, integrate and retain skilled scientific, sales and marketing, and senior management personnel. Competition in our industry for these skilled workers is intense and we cannot assure you that we will be able to attract, integrate and retain these personnel.

Important Factors Regarding Forward-Looking Statements

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "should" or "will" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. You should not place undue reliance on these forward-looking statements.

Risk Factors

ICOS operates in an environment that involves a number of risks and uncertainties. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition would suffer. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

   Risks Related to Our Business

We have a history of losses and may never achieve profitability.

We have incurred significant operating losses since we began operations in September 1990. As of December 31, 2001, we had an accumulated deficit of $302.3 million. We have not yet completed the development, including obtaining regulatory approvals, of any products and, consequently, have not generated revenues from the sale of products. Our operating losses have been increasing during the past several years and will increase in 2002 and, possibly, thereafter, as we attempt to complete development of our potential products, obtain necessary regulatory approvals and manufacture and market these product candidates. In particular, we expect to incur substantial marketing and other costs related to commercializing Cialis if we are able to complete clinical trials and obtain regulatory approval for this product candidate. Even if we do successfully develop products that can be marketed, we will need to generate significant revenues from those products to achieve and maintain profitability. We currently do not expect to achieve profitability for at least two years. Even if we do become profitable, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis.

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

It is possible that, in the future, our operating results in a particular quarter or quarters will not meet the expectations of securities analysts or investors, causing the market price of our common stock to decline. In the past, companies that have experienced decreases in the market price of their stock have been subject to securities class action litigation. A securities class action lawsuit against us could result in substantial damages, costs and a diversion of our management's attention and resources.

Our clinical trials may fail to demonstrate the safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.

Any failure or substantial delay in completing clinical trials for our product candidates may severely harm our business. Before obtaining regulatory approval for the sale of any of our potential products, we must subject these product candidates to extensive preclinical and clinical testing to demonstrate their safety and efficacy for humans. Clinical trials are expensive, time-consuming and may take years to complete. We may not complete clinical trials of product candidates under development, and the results of the trials may fail to demonstrate the safety or efficacy of such product candidates to the extent necessary to obtain regulatory approvals or to make commercialization of the product candidates worthwhile. At any time during these clinical trials, factors such as ineffectiveness of the product candidate, discovery of unacceptable toxicities or side effects, development of disease resistance or other physiological factors, or delays in patient enrollment could cause us to interrupt, limit, delay or abort the development of these product candidates.

In addition, success in preclinical and early clinical trials does not ensure that late-stage or large-scale trials will be successful. Many companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in clinical trials, even after promising results had been obtained in earlier trials. Our Phase 3 clinical trial of product candidate LeukArrest(TM) for the treatment of ischemic stroke was stopped in early 2000 after an interim analysis. Also, our trial data for product candidate ICM3 did not show sufficiently promising results to warrant further study for the treatment of psoriasis.

We may at times elect to use aggressive clinical strategies to advance product candidates through clinical development as rapidly as possible. For example, we may commence clinical trials without conducting preclinical animal efficacy testing, or we may conduct late-stage trials based on limited early-stage data. As a result, we anticipate that only some of our product candidates may show safety and efficacy in clinical trials and many may encounter difficulties or delays during clinical development.

Government regulatory authorities may not approve our product candidates.

Any failure to receive the regulatory approvals necessary to commercialize our product candidates, in particular Cialis(TM), could cause our business to fail. Our product candidates are subject to extensive and rigorous government regulation. The United States Food and Drug Administration, or FDA, regulates, among other things, the development, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. If our potential products are marketed abroad, they will also be subject to extensive regulation by foreign governments. None of our product candidates has been approved for sale in the United States or any foreign market. In addition, we have only limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain such approvals.

The regulatory review and approval process, which includes preclinical studies and clinical trials of each product candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish the product candidate's safety and efficacy. The approval process may take many years to complete and may involve ongoing requirements for post-marketing studies. Any FDA or other regulatory approval of our product candidates, once obtained, may be withdrawn. The effect of government regulation may be to:

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

On June 28, 2001, Lilly ICOS submitted a New Drug Application for Cialis to the FDA. If the FDA finds that the validation, clinical or other required data in the New Drug Application are insufficient, the FDA could require corrective action or additional data, which could delay or prevent approval. For example, the FDA could require additional studies for Cialis which could require clinical testing in significantly more patients. These additional studies could take years and require significant resources.

We may be unable to establish sales and marketing capabilities necessary to successfully commercialize our potential products.

We currently have limited direct sales and marketing capabilities. We anticipate relying on others to market and sell some of our primary product candidates. For example, we have entered into an agreement with Eli Lilly to co-promote Cialis in North America and Europe. Because we expect to market or co-market our potential products through a direct sales force, we will need to either hire a sales force with expertise in pharmaceutical sales or contract with a third party to provide a sales force to meet our needs. We may be unable to establish marketing, sales and distribution capabilities necessary to commercialize and gain market acceptance for our potential products. In addition, co-promotion or other marketing arrangements with others to commercialize potential products could significantly limit the revenues we derive from these potential products, and these parties may fail to commercialize our potential products successfully.

The success of Cialis is dependent on the marketing, promotion, sales and distribution activities of our partner, Eli Lilly.

Through our joint venture partnership with Eli Lilly, we and Eli Lilly have joint responsibility for the promotion, sale and distribution of Cialis in North America and Europe. In addition, Eli Lilly has promotion, sales and distribution rights to Cialis for the other parts of the world with royalties to be paid to Lilly ICOS. We have no experience in the sale or marketing of pharmaceutical products and have only just begun hiring a sales and marketing staff. We believe that, for Cialis to be widely adopted, the efforts of an experienced pharmaceutical sales force are needed. If Eli Lilly fails to devote appropriate resources to promote, sell and distribute Cialis, sales of Cialis could be reduced. In addition, if Eli Lilly breaches or terminates its agreement with us or otherwise fails to conduct its Cialis-related activities in a timely manner, sales of Cialis could be delayed, reduced or become substantially more costly for us to achieve.

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

Our potential products, if approved and commercialized, will compete against well-established existing therapeutic products that are currently reimbursed by government health administration authorities, private health insurers and health maintenance organizations. In addition, a number of pharmaceutical and biotechnology companies are currently developing products targeting the same diseases and medical conditions that we target. For example:

   . Pfizer has already successfully commercialized Viagra, a competitor of our product candidate Cialis(TM);

   . Bayer AG is currently seeking regulatory approval for a PDE5 inhibitor for the treatment of erectile dysfunction that may also compete with our product candidate Cialis and Viagra;

   . Eli Lilly received FDA approval for Xigris in the U.S. for the treatment of severe sepsis, which may compete with our product candidates Pafase(R) and IC14; and

   . Actelion recently received FDA approval for Tracleer, an endothelin receptor antagonist for the treatment of pulmonary arterial hypertension, with which sitaxsentan would compete.


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

We may need additional funds to develop and market our potential products. If we are unable to obtain the additional funding, we may be required to delay, scale back or eliminate expenditures for some of our programs or grant rights to third parties to develop and market our potential products.

Our business does not currently generate the cash needed to finance our operations. We will require substantial financial resources to conduct the time-consuming and costly research, preclinical development, clinical trials, manufacturing and regulatory and marketing activities necessary to commercialize our potential products. We may need to seek additional financing through public or private sources, including equity financings, and through other alternatives, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements. However, financing may be unavailable when we need it or may not be available on acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders would be diluted, and these securities might have rights superior to those of our common stock. If we are unable to raise additional funds when we need them, we may be required to delay, scale back or eliminate expenditures for some of our development programs or grant rights to third parties to develop and market product candidates that we would prefer to develop and market internally. If we are required to grant such rights, the ultimate value of these product candidates to us would be reduced.

If we fail to negotiate or maintain successful collaborative arrangements with third parties, our development and marketing activities may be delayed or reduced.

We have entered into, and we expect to enter into in the future, collaborative arrangements with third parties who provide us with funding and/or who perform research, development, regulatory compliance, manufacturing or marketing activities relating to some or all of our product candidates. If we fail to secure or maintain successful collaborative arrangements, our development and marketing activities may be delayed or reduced. Currently, we have collaborative arrangements with Eli Lilly, Suntory, Texas Biotechnology, Biogen, other companies and research laboratories. We may be unable to negotiate additional collaborative arrangements or, if necessary, modify our existing arrangements on acceptable terms.

Our collaborative agreements can be terminated under certain conditions by our partners. In addition, our partners may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborative efforts. Even if our partners continue their contributions to the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Also, our partners may fail to perform their obligations under the collaborative arrangements or may be slow in performing their obligations. In addition, our partners may experience financial difficulties at any time that could prevent them from having available funds to contribute to these collaborations. In these circumstances, our ability to develop and market potential products could be severely limited.

If we are unable to protect our intellectual property rights adequately, the value of our potential products could be diminished.

Our success is dependent in part on our ability and the ability of our collaboration partners to obtain, maintain and enforce patents and other proprietary rights. Patent law relating to the scope of claims in the biotechnology field in which we operate is still evolving and surrounded by a great deal of uncertainty. Accordingly, we cannot assure you that our pending patent applications will result in issued patents. In addition, we cannot assure you that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology. There may be third-party patents or patent applications relevant to our potential products that may block or compete with the technologies covered by our patent applications.

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

Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement claims, which are expensive and time-consuming. In addition, in an infringement proceeding a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the ground that its technology is not covered by our patents. Policing unauthorized use of our intellectual property is difficult, and we cannot assure you that we will be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

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

Patent litigation is very common in the biopharmaceutical industry. We cannot assure you that third parties will not assert patent or other intellectual property infringement claims against us or our collaboration partners with respect to technologies used in potential products. Any claims that might be brought against us relating to infringement of patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit brought against us or our collaboration partners, we or our collaboration partners may be forced to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a third party's intellectual property unless that party grants us or our collaboration partners rights to use its intellectual property. We or our collaboration partners may not be able to obtain these rights on acceptable terms or at all. Even if we or our collaboration partners were able to obtain rights to the third party's intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

In addition, we may have to resort to costly and time-consuming proceedings and litigation to determine the validity and scope of the proprietary rights of others. For example, we, Eli Lilly and eleven other companies were recently involved in an opposition proceeding in the European Patent Office in which we opposed a patent previously granted by the European Patent Office to Pfizer Inc. This patent (EP702555) claimed the use of sildenafil citrate, also known as Viagra, and related compounds in a medicament for the treatment of erectile dysfunction as well as the use of any cyclic GMP PDE inhibitor, including any PDE5 inhibitor, as a medicament for the treatment of erectile dysfunction. Viagra targets the same medical conditions that our product candidate Cialis(TM) targets. A hearing was held July 16-19, 2001, at the end of which the Opposition Division of the European Patent Office revoked all the claims of the Pfizer patent, including those for sildenafil-containing medicaments. The decision, however, leaves unaffected Pfizer's earlier compound patent, which covers sildenafil itself. Pfizer's European Patent (EP702555) had been nationalized by Pfizer in most European countries. Lilly ICOS brought suits challenging the patent in the Netherlands, the United Kingdom and Belgium. The court in the Netherlands issued a judgment on October 4, 2000 adjourning and staying proceedings pending the decision in the opposition proceeding before the European Patent Office. The court in the United Kingdom issued a judgment on November 8, 2000 that the Pfizer patent claims are invalid for obviousness. Pfizer appealed that decision, and the Appeals Court in the United Kingdom heard the case in December 2001. A written decision affirming the lower court's judgment that the Pfizer patent claims are invalid was issued on January 22, 2002. By agreement of the parties and consent of the court, the case in Belgium has been adjourned until after the written opinion, relating to the hearing on July 16-19, 2001, of the Opposition Division of the European Patent Office has been rendered; upon resumption of the case, the Belgium court will conduct a full hearing concerning all matters and issues. It is expected that decisions by the European Patent Office, the trial courts and the intermediate appellate courts in the three countries will be appealed, if not already appealed, by the party that does not prevail. These appeals could take years. If Pfizer's patent is ultimately upheld by the European Patent Office or the courts in European countries, we may be subject to litigation by Pfizer in Europe. We may also be prohibited from marketing Cialis for the treatment of erectile dysfunction in some or all European countries, or may be required to enter into licensing agreements to market Cialis in Europe. We cannot assure you that such agreements would be available on commercially reasonable terms, if at all. Pfizer has probably filed patent applications in the United States seeking the same or similar claims as Pfizer has attempted to obtain in Europe, and if Pfizer were to obtain a comparable patent in the United States, we may be involved in further litigation to determine whether our manufacture, use, sale or offer for sale of Cialis in the United States infringes such a patent, and to determine the validity and scope of such a patent.

Furthermore, after seeking advice of counsel, we may undertake research and development with respect to potential products even when we are aware of third-party patents that may be relevant to these potential products, on the basis that such third- party patents may be challenged or licensed by us. If our subsequent challenges to such patents were not to prevail, we may be subject to patent infringement claims. In addition, if our subsequent attempts to license such patents were to prove unsuccessful, we may not be able to commercialize these potential products after having incurred significant expenditures.

We may be unable to establish the manufacturing capabilities necessary to develop and commercialize our potential products.

We do not have facilities to manufacture small molecule product candidates, such as Cialis, and we do not have sufficient manufacturing capacity to manufacture our biological product candidates in quantities necessary for commercial sale. In addition, our manufacturing capacity may be inadequate to complete all clinical trials contemplated by us over time. We intend to rely significantly on contract manufacturers, including our collaboration partners, to produce large quantities of drug material needed for clinical trials and commercialization of our potential products. We will have to depend on these manufacturers to deliver materials on a timely basis and to comply with regulatory requirements, including Good Manufacturing Practices regulations enforced by the FDA through its facilities inspection program. Third-party manufacturers may not be able to meet our needs with respect to timing, quantity or quality of materials, and may fail to satisfy applicable regulatory requirements with respect to the manufacture of these materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby delaying the submission of product candidates for regulatory approval and the market introduction and subsequent commercialization of our potential products. Any such delays may lower our revenues and potential profitability.

Manufacturing product candidates in compliance with regulatory requirements is complex, time-consuming and expensive. If we make changes in our manufacturing processes, the FDA and corresponding foreign authorities may require us to demonstrate that the changes have not caused the resulting drug material to differ significantly from the drug material previously produced. Also, we may want to rely on results of prior preclinical studies and clinical trials performed using the previously produced drug material. Depending on the type and degree of differences between the newer and older drug material, we may be required to conduct additional animal studies or human clinical trials to demonstrate that the newly produced drug material is sufficiently similar to the previously produced drug material. We and our collaboration partners have made manufacturing changes and are likely to make additional manufacturing changes for the production of our product candidates currently in development, such as Cialis(TM) and Pafase(R). Manufacturing changes could result in delays in development or regulatory approval or in reduction or interruption of commercial sales of our potential products and could impair our competitive position.

We may develop our manufacturing capacity in part by expanding our current facilities or building new facilities. Either of these activities would require substantial additional funds, and we would need to hire and train significant numbers of employees to staff these facilities. We may not be able to develop manufacturing facilities that are sufficient to produce drug material for clinical trials or commercial use. Moreover, we and any third-party manufacturers that we may use must continually adhere to current Good Manufacturing Practices regulations. If our facilities or the facilities of third-party manufacturers cannot pass a pre-approval plant inspection, the FDA pre-market approval of our product candidates will not be granted. In complying with these regulations and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, recordkeeping and quality control to assure that our potential products meet applicable specifications and other requirements. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory sanctions.

We participate in quality control and quality assurance processes related to the manufacture of potential products for us and our affiliates. However, there is no assurance that regulatory bodies will not raise issues regarding manufacturing and quality processes. Recently, the FDA issued Eli Lilly a Form 483 and a warning letter outlining certain observations relative to Eli Lilly's manufacturing facilities. While these observations do not specifically address a small molecule manufacturing facility, such as the one where Cialis is manufactured, we cannot be certain that the FDA's observations will not impact the Cialis manufacturing program.

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

   Risks Related to Our Industry

Our product candidates, even if approved by the FDA or foreign regulatory agencies, may not achieve market acceptance among hospitals, insurers or patients.

Our product candidates, even if approved by the FDA or foreign regulatory agencies, may fail to achieve market acceptance, which would impair our ability to become profitable. We believe that market acceptance of our potential products will depend on our ability to provide acceptable evidence of safety, efficacy and limited side effects; our ability to provide these potential products at reasonable prices; and the availability of third-party reimbursement for these potential products. In addition, market acceptance depends on the effectiveness of our marketing strategy, and, to date, we have very limited sales and marketing experience or capabilities.

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

Item 2.  Properties

We lease or own approximately 244,000 square feet of space in five buildings located in Bothell, Washington. Our leases expire between May 2002 and January 2009, with options to renew for additional four- or five-year periods. Our principal administrative offices, research laboratories and clinical production facility occupy approximately 229,000 square feet. We sublease the remaining 15,000 square feet of space under a short-term lease expiring in 2002, which provides yearly extensions through 2004. We have also entered into a five-year lease for an additional 22,000 square feet, adjacent to our existing facilities, commencing in June 2002. In addition, in December 1992, we purchased approximately 300,000 square feet of undeveloped land adjacent to our main facilities. We believe this purchase gives us the flexibility to expand in our current geographic location as and if our space needs increase in the foreseeable future. Over the next several years, we plan to lease, acquire or build additional facilities to accommodate the activities and personnel necessary to continue the growth of our business.

Item 3.  Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising in the ordinary course of our business. We believe that there are no claims or actions pending or threatened against us that, if adversely determined, would have a material adverse effect on us.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of ICOS' stockholders during the fourth quarter of 2001.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

Our common stock trades on The Nasdaq National Market under the symbol ICOS. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on The Nasdaq National Market.

                          2001            High   Low
                          ----           ------ ------
                          First Quarter  $57.00 $36.44
                          Second Quarter  70.10  40.88
                          Third Quarter   65.40  42.40
                          Fourth Quarter  64.26  48.53

                          2000
                          ----
                          First Quarter  $68.00 $28.00
                          Second Quarter  47.00  26.88
                          Third Quarter   60.00  43.06
                          Fourth Quarter  56.88  37.81

As of January 31, 2002, there were approximately 2,259 holders of record of our common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

We have never declared or paid any dividends on our common stock. For the foreseeable future, we intend to retain earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends.

Item 6.  Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition, and the consolidated financial statements and related notes included in this Form 10-K for the year ended December 31, 2001.

                                                                                 (in thousands, except per share data)
                                                                         ----------------------------------------------------
                                                                                        Year ended December 31,
                                                                         ----------------------------------------------------
                                                                           2001       2000       1999       1998      1997
                                                                         ---------  ---------  ---------  --------  ---------
Statement of Operations Data:
Revenue:
  Collaborative research and development from related parties            $  54,754  $  47,404  $  64,100  $ 33,758  $  21,076
  Licenses of technology, primarily to related parties                      30,846     42,929     15,000    75,000      8,500
  Other                                                                      7,769        400        500     2,010      2,000
                                                                         ---------  ---------  ---------  --------  ---------
   Total revenue                                                            93,369     90,733     79,600   110,768     31,576
                                                                         ---------  ---------  ---------  --------  ---------
Operating expenses:
  Research and development                                                 111,801     87,435    100,541    76,978     42,783
  General and administrative                                                 9,059      6,582      5,259     4,031      2,737
                                                                         ---------  ---------  ---------  --------  ---------
   Total operating expenses                                                120,860     94,017    105,800    81,009     45,520
                                                                         ---------  ---------  ---------  --------  ---------
Operating income (loss)                                                    (27,491)    (3,284)   (26,200)   29,759    (13,944)
                                                                         ---------  ---------  ---------  --------  ---------
Other income (expense):
  Equity in losses of affiliates                                           (64,902)   (37,038)   (12,042)     (191)      (226)
  Interest income                                                           10,451      4,419      4,292     2,369      2,164
  Other, net                                                                 1,769      1,112        755        21         (9)
                                                                         ---------  ---------  ---------  --------  ---------
   Total other income (expense)                                            (52,682)   (31,507)    (6,995)    2,199      1,929
                                                                         ---------  ---------  ---------  --------  ---------
Income (loss) before income taxes and cumulative effect of change in
 accounting principle                                                      (80,173)   (34,791)   (33,195)   31,958    (12,015)
Income taxes                                                                     -          -          -       648          -
                                                                         ---------  ---------  ---------  --------  ---------
Income (loss) before cumulative effect of change in accounting principle   (80,173)   (34,791)   (33,195)   31,310    (12,015)
Cumulative effect of change in accounting principle                              -    (63,075)         -         -          -
                                                                         ---------  ---------  ---------  --------  ---------
Net income (loss)                                                        $ (80,173) $ (97,866) $ (33,195) $ 31,310  $ (12,015)
                                                                         =========  =========  =========  ========  =========
Per common share:
  Income (loss) before cumulative effect of change in accounting principle:
   Basic                                                                 $   (1.48) $   (0.75) $   (0.76) $   0.78  $   (0.30)
   Diluted                                                               $   (1.48) $   (0.75) $   (0.76) $   0.67  $   (0.30)
  Cumulative effect of change in accounting principle (basic and
   diluted)                                                              $       -  $   (1.36) $       -  $      -  $       -
  Net income (loss):
   Basic                                                                 $   (1.48) $   (2.11) $   (0.76) $   0.78  $   (0.30)
   Diluted                                                               $   (1.48) $   (2.11) $   (0.76) $   0.67  $   (0.30)

Pro forma amounts assuming the change in accounting principle was applied retroactively to prior years:
   Net loss                                                                                    $ (17,309) $(39,667) $ (19,999)
   Net loss per common share - basic and diluted                                               $   (0.40) $  (0.99) $   (0.51)

Weighted-average common shares outstanding - basic                          54,073     46,343     43,449    40,139     39,595
Weighted-average common shares outstanding - diluted                        54,073     46,343     43,449    46,849     39,595

                                                                                            (in thousands)
                                                                         ----------------------------------------------------
                                                                                             December 31,
                                                                         ----------------------------------------------------
                                                                           2001       2000       1999       1998      1997
                                                                         ---------  ---------  ---------  --------  ---------
Balance Sheet Data:
Cash and cash equivalents, investment securities and interest receivable $ 470,707  $ 229,400  $  69,254  $ 78,065  $  25,773
Working capital                                                            381,365    194,276     75,035    71,743     24,536
Total assets                                                               507,587    268,174    112,788   113,347     54,065
Accumulated deficit                                                       (302,349)  (222,176)  (124,310)  (91,115)  (122,425)
Stockholders' equity                                                       453,750    211,095     99,399    98,733     49,872

Notes to Selected Consolidated Financial Data:

(1) In the fourth quarter of 2000, we changed our accounting for nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development. These fees are deferred and recognized as revenue over the product development periods, based on estimated total development costs. Milestone payments are recognized as revenue at the time such payments are due, based on the ratio of cumulative costs incurred to date, to total estimated development costs. Any remaining balance is deferred and recognized as revenue over the remaining product development period. Prior to 2000, milestone payments were recognized as revenue upon attainment of a specified event and other nonrefundable payments for technology or licensing fees were recognized as revenue when payment was received. Pro forma amounts give effect to this accounting change as if it occurred prior to January 1, 1997.

(2) The following tables summarize our revenue from collaborative research and development and licenses of technology, and equity in losses of affiliates.

                                                                             (in thousands)
                                                             ----------------------------------------------
                                                                         Year ended December 31,
                                                             ----------------------------------------------
                                                               2001      2000      1999     1998     1997
                                                             --------  --------  --------  -------  -------
Collaborative research and development from related parties:
 Lilly ICOS                                                  $  9,965  $ 19,944  $ 19,902  $ 3,794  $     -
 Suncos                                                        30,373    15,175    25,053   14,894   11,209
 ICOS-TBC                                                      12,676     2,816         -        -        -
 ICOS Clinical Partners                                         1,740     9,469    19,145   15,070    9,867
                                                             --------  --------  --------  -------  -------
                                                             $ 54,754  $ 47,404  $ 64,100  $33,758  $21,076
                                                             ========  ========  ========  =======  =======
Licenses of technology, primarily to related parties:
 Lilly ICOS                                                  $ 29,416  $ 42,331  $ 15,000  $75,000  $     -
 ICOS Clinical Partners                                           981       598         -        -    8,500
 Biogen                                                           449         -         -        -        -
                                                             --------  --------  --------  -------  -------
                                                             $ 30,846  $ 42,929  $ 15,000  $75,000  $ 8,500
                                                             ========  ========  ========  =======  =======
Equity in losses of affiliates:
 Lilly ICOS                                                  $(38,219) $(23,612) $      -  $     -  $     -
 Suncos                                                       (15,200)   (7,754)  (11,802)       -        -
 ICOS-TBC                                                     (11,461)   (5,476)        -        -        -
 ICOS Clinical Partners                                           (22)     (196)     (240)    (191)    (226)
                                                             --------  --------  --------  -------  -------
                                                             $(64,902) $(37,038) $(12,042) $  (191) $  (226)
                                                             ========  ========  ========  =======  =======

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements based on current expectations that are subject to risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "should" or "will" or the negative of those terms or comparable terminology. Our actual results and the timing of events could differ materially from those anticipated or implied by the forward-looking statements discussed here as a result of various factors, including, among others, those set forth under "Important Factors Regarding Forward-Looking Statements" and "Risk Factors" in Item 1, "Business", and elsewhere in this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Overview

ICOS Corporation and subsidiaries, herein collectively referred to as ICOS, is a product-driven company that has expertise in both protein-based and small molecule therapeutics. We combine our capabilities in molecular, cellular and structural biology, high throughput drug screening, medicinal chemistry and gene expression profiling, to develop highly innovative products with significant commercial potential. To enhance our internal development efforts, we have established collaborations with other pharmaceutical and biotechnology companies, including Eli Lilly and Company ("Eli Lilly"), Suntory Limited ("Suntory"), Texas Biotechnology Corporation ("Texas Biotechnology") and Biogen, Inc. ("Biogen"). We and our partners currently have the following product candidates in late-stage development: Cialis(TM), for which we have completed registrational Phase 3 clinical trials and have submitted applications in the United States and Europe seeking marketing approval for the treatment of erectile dysfunction; Pafase(R), for which patient enrollment in a Phase 3 clinical trial for severe sepsis was initiated in the second quarter of 2001; and sitaxsentan, for which patient enrollment in a Phase 2b/3 clinical trial for pulmonary arterial hypertension was initiated in the second quarter of 2001. Additionally, we continue to develop a broad portfolio of early-stage clinical product candidates, including IC14, IC747, IC485, TBC3711 and

RTX(TM) (resiniferatoxin), which encompass a variety of therapeutic approaches to address needs in both chronic and acute diseases.

Cialis

In collaboration with our partner, Eli Lilly, we are evaluating Cialis (tadalafil) for the treatment of erectile dysfunction and female sexual dysfunction. Cialis has completed registrational Phase 3 clinical trials and, on June 28, 2001, Lilly ICOS LLC ("Lilly ICOS"), a joint venture entity we established with Eli Lilly in 1998 for the development of Cialis, submitted both a U.S. New Drug Application ("NDA") and a European Market Authorization Application seeking marketing approval of Cialis for the treatment of erectile dysfunction. On August 31, 2001, Lilly ICOS announced that the Cialis NDA had been accepted for review by the U.S Food and Drug Administration ("FDA").

Pafase

In collaboration with Suntory, we are evaluating Pafase (rPAF-AH), a recombinant human serum protein, for the treatment of severe sepsis. Pafase began a pivotal multinational Phase 3 clinical trial in the second quarter of 2001, which is designed to enroll up to 2,500 patients from approximately 150 investigative sites.

Endothelin Receptor Antagonists

In collaboration with our partner, Texas Biotechnology, we are evaluating endothelin receptor antagonists, including sitaxsentan and TBC3711. Sitaxsentan began a Phase 2b/3 clinical trial for the treatment of pulmonary arterial hypertension in the second quarter of 2001. TBC3711 completed two Phase 1 studies in 2001.

IC14

IC14 is a monoclonal antibody that we are currently evaluating for the treatment of sepsis. During the first quarter of 2001, we completed enrollment in a Phase 1 clinical trial, initiated in 2000, that was designed to determine the molecule's safety and pharmacology in sepsis patients and define a dosing regimen for evaluation in Phase 2 clinical trials. We expect to begin enrollment in a Phase 2 clinical trial in sepsis patients in the second quarter of 2002.

IC747

In July 2001, we entered into an agreement with Biogen to jointly develop and co-promote IC747 and other LFA-1 antagonists as oral therapeutics for autoimmune and inflammatory diseases. IC747 is an orally administered small molecule antagonist that we are currently evaluating for the treatment of psoriasis. During the second quarter of 2001, we initiated a Phase 1 clinical trial for IC747. We anticipate initiation of Phase 2 clinical trials for psoriasis in the third quarter of 2002.

IC485

IC485 is an orally administered, small molecule PDE4 inhibitor, with potential clinical applications for chronic obstructive pulmonary disease and rheumatoid arthritis. We initiated a Phase 1 clinical trial for IC485 in the fourth quarter of 2001.

RTX(TM)

In November 2001, we acquired exclusive worldwide rights to RTX for the treatment of bladder disease or dysfunction. RTX is a small molecule that can be delivered to the bladder to desensitize afferent nerve fibers, which are believed to play a role in many pathological conditions of the bladder. We are initially evaluating RTX as a treatment for interstitial cystitis, a chronic condition often associated with bladder pain and urgency and high frequency of urination, including nocturia, and expect to begin enrollment in a Phase 2 clinical trial of RTX in interstitial cystitis patients in the second quarter of 2002.

Results of Operations

Critical Accounting Policies and Estimates

We recognize revenue from our contracts for research and development services, including those under collaborative agreements ("cost reimbursement revenue"), as the related expenses are incurred. Payments received that are related to future performance are deferred and recognized as revenue over the appropriate future performance periods. Nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred. We recognize these fees as revenue over the product development periods, based on estimated total development costs. Milestone payments, in the form of additional license fees, are recognized as revenue at the time such payments are due, based on the ratio of cumulative costs incurred to date, to total estimated development costs. Any remaining balance is deferred and recognized as revenue over the remaining product development period.

The timing and amount of revenue that we recognize as licenses of technology is dependent upon our estimates of total product development costs as well as the timing of such costs over the development period. As product candidates move through the development process, it is necessary to revise these estimates to consider changes to the products' development cycle, such as changes in the clinical development plan, regulatory requirements, or various other factors, many of which may be outside of our control. The impact on revenue of changes in our estimates of total product development costs, and the timing thereof, is recognized prospectively over the remaining estimated product development period.

Substantially all of our cost reimbursement revenue has been for reimbursement of the cost of research and development services that we provided. In the future, collaborative revenue is also expected to include reimbursement of the cost of marketing and sales services we expect to provide.

We recognize our share of the operating results of our unconsolidated affiliates in proportion to our ownership interest in the collaboration and report it as equity in losses of affiliates. Losses relating to our affiliates are recognized only to the extent we have made, or are committed to make, capital contributions to the affiliate. Operating results of our affiliates include expenses related to research, development, marketing and sales services that we provide to them, and that we recognize as cost reimbursement revenue. The amount of our cost reimbursement revenue, and the associated costs, both depend on the continued progression of clinical trial and development activities, the timing and amount of marketing and sales activities, and our level of participation in those activities. A shift of research, development and co-promotional activities among collaboration affiliates is not expected to have a significant impact on our overall operating results. However, a shift of such activities could have a material impact on our costs and expenses and the consequent amount of our cost reimbursement revenue. For example, the shift of development activities from ICOS to our affiliate partner would be expected to result in our reporting lower revenue and lower operating expenses of approximately equal magnitude.

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

Research and certain clinical trial activities are conducted by various third parties, including contract research organizations, which may also provide contractually defined administration and management services. We recognize expenses for these contracted activities based on a variety of factors, including actual and estimated labor hours, clinical site initiation activities, patient enrollment rates, estimates of external costs, and other activity-based factors. On a regular basis, our estimates of these costs are reconciled to actual invoices from the service providers and adjustments are made accordingly.

General

We have incurred significant operating losses since we began operations in September 1990. As of December 31, 2001, we had an accumulated deficit of $302.3 million. We expect that our operating expenses will increase during 2002 and subsequent years as we attempt to complete development of our product candidates, obtain necessary regulatory approvals, and manufacture and market these product candidates. Our expenses will also likely increase as our late-stage products, Cialis(TM), Pafase(R) and sitaxsentan, move closer to market. In particular, we expect to incur substantial sales, marketing and other costs related to commercializing Cialis if we obtain regulatory approval for this product candidate. We also expect to incur costs under our collaborative agreements with Eli Lilly, Suntory, Texas Biotechnology and Biogen. While joint venture and collaboration activities are subject to the oversight of both parties, the clinical, development, marketing and sales activities of our affiliates are not entirely within our control. In the future, we may pursue our internal research, development, marketing and sales activities more aggressively and, when beneficial to do so, establish additional collaborations. As a result of these factors, we expect to incur losses for at least two more years.

Our results of operations may vary significantly from period to period. Operating results will depend on, among other factors, the timing of expenses, continued funding from our collaborations and collaborative partners, and the timing and progress of our research, development, marketing and sales efforts. We may experience significant fluctuations in cost reimbursement revenue and revenue from licenses of technology. Technology license fee revenue will vary as a result of the timing of milestone payments and changes in estimated total development costs, which depend on the success of our clinical trial and development efforts. In addition, significant changes in joint venture collaboration activities could cause the amount of affiliate losses to fluctuate from period to period.

Cost reimbursement revenue includes revenue recognized pursuant to our product development agreement with ICOS Clinical Partners, L.P. ("ICOS Clinical Partners"), a limited partnership that participated in funding development of certain of our product candidates. During the first quarter of 2001, we received the final funding available under our Product Development Agreement with ICOS Clinical Partners.

Securities and Exchange Commission Staff Accounting Bulletin No. 101

In the fourth quarter of 2000, we adopted the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, as amended ("SAB 101"), "Revenue Recognition in Financial Statements." Pursuant to SAB 101, nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred. We recognize these fees as revenue over the product development periods, based on estimated total development costs. Milestone payments, in the form of additional technology license fees, are recognized as revenue at the time such payments are due, based on the ratio of cumulative costs incurred to date, to total estimated development costs. Any remaining balance is deferred and recognized as revenue over the remaining product development period. Previously, milestone payments were recognized as revenue upon attainment of a specified event, and other nonrefundable payments for technology or licensing fees were recognized as revenue when payment was received. Our results for the year 2000 include a $63.1 million charge ($1.36 per share) representing the cumulative effect of adopting SAB 101 effective January 1, 2000. This charge reflects the aggregate amount of license fees and milestone payments that we reported as revenue in years prior to 2000, that are now being recognized as revenue in 2000 and future years under SAB 101. For the years ended December 31, 2001 and 2000, we recognized $15.6 million and $42.9 million, respectively, of the $63.1 million as revenue.

Year Ended December 31, 2001 Compared With Year Ended December 31, 2000

   Revenue

Revenue for the year ended December 31, 2001, increased 3% to $93.4 million compared to $90.7 million for the year ended December 31, 2000. Cost reimbursement revenue was $54.8 million for the year ended December 31, 2001, compared to $47.4 million for the year ended December 31, 2000. The increase in cost reimbursement revenue primarily relates to the Pafase(R) Phase 3 clinical trial for severe sepsis and the sitaxsentan Phase 2b/3 clinical trial for pulmonary arterial hypertension. These increases in revenue were partially offset by a decline in cost reimbursement revenue related to Cialis(TM), as certain clinical activities were completed prior to the submission of the NDA to the FDA in June 2001. Revenue from ICOS Clinical Partners also declined, as funding under the related services agreement ended in the first quarter of 2001.

Revenue from licenses of technology was $30.8 million in 2001, compared to $42.9 million in 2000. The decrease was primarily due to the completion of Cialis development activities required to file the NDA earlier in 2001 and the substantially greater proportion of estimated total product development costs incurred in 2000. Revenue for 2001 included $14.8 million of a $15.0 million license fee received from Lilly ICOS following the submission of the Cialis NDA to the FDA in June 2001.

During 2001, we recognized $7.4 million in revenue related to the development and manufacture of third party clinical materials, compared to $0.4 million in the prior year. We began offering contract manufacturing services in the fourth quarter of 2000.

   Operating expenses

Research and development. Research and development expense consists primarily of costs associated with conducting basic research, clinical trials for our product candidates and other costs incurred in support of those activities. Research and development expense increased 28% to $111.8 million in 2001 compared to $87.4 million in 2000. This increase was primarily due to the progression of development activities for Pafase, sitaxsentan, and early-stage product candidates TBC3711, IC485 and IC747. These increases were partially offset by lower development costs for Cialis.

General and administrative. General and administrative expense consists primarily of costs associated with corporate support functions, general management, and pre-marketing and other activities not directly related to research and development efforts. General and administrative expense increased to $9.1 million in 2001 compared to $6.6 million in 2000.

This increase reflects growth of our corporate marketing and sales functions and other expenditures to support the anticipated commercial launch of Cialis.

   Equity in losses of affiliates

We recognized $64.9 million of affiliate losses in 2001, compared to $37.0 million in 2000. This increase is primarily due to our share of operating losses of Lilly ICOS, which we began recognizing in the third quarter of 2000. The increase also reflects higher operating losses from Suncos Corporation ("Suncos") and ICOS-Texas Biotechnology L.P. ("ICOS-TBC") due to the progression of development activities for Pafase, sitaxsentan and TBC3711.

   Interest income

Interest income totaled $10.5 million in 2001, compared to $4.4 million for 2000. This increase was primarily due to higher average invested balances in 2001, from the net proceeds of our December 2000 and November 2001 equity financings, offset by the impact of substantially lower interest rates compared to the prior year.

Year Ended December 31, 2000 Compared With Year Ended December 31, 1999

   Revenue

Revenue for 2000 increased 14% to $90.7 million, compared to $79.6 million in 1999. During 2000, we recognized $42.9 million in revenue related to technology license fees which had been recognized in previous years but was required to be deferred under SAB 101. Excluding the effect of adopting SAB 101, revenue for 2000 was $47.8 million compared to $79.6 million in 1999. This decrease was due to a reduction in cost reimbursement revenue, to $47.4 million in 2000 compared to $64.1 million in 1999, as well as the recognition of $15.0 million of license fee revenue, upon receipt in 1999, related to the progression of the Cialis program, prior to the adoption of SAB 101. The decrease in cost reimbursement revenue in 2000 was due to a reduction in reimbursable clinical trial and development expenses primarily associated with completion, in 2000, of multiple Pafase studies that were ongoing in 1999, and a reduction in available funding from ICOS Clinical Partners.

   Operating expenses

Research and development. Research and development expense decreased 13% to $87.4 million in 2000, compared to $100.5 million in 1999. This decrease was primarily due to the discontinuation of clinical activity associated with product candidate LeukArrest(TM) in 2000, as well as the completion, in 2000, of multiple Pafase(R) clinical studies that were ongoing in 1999. The decrease was partially offset by increased research and development expense associated with sitaxsentan and our small molecule product candidates IC485 and IC747. Research and development expense in 2000 also reflects costs related to the acquisition of certain technology rights and LFA-1 compounds from Abbott Laboratories.

General and administrative. General and administrative expense increased to $6.6 million in 2000, compared to $5.3 million in 1999. This increase was primarily due to certain management transition costs incurred during 2000, an increase in administrative fees related to ICOS Clinical Partners, and pre-marketing costs associated with our product candidate Cialis(TM).

   Equity in losses of affiliates

Equity in losses of affiliates was $37.0 million in 2000, compared to $12.0 million in 1999. This increase was primarily due to continued progression of our clinical trial activity for Cialis as well as our share of losses related to the start-up activities of ICOS-TBC, partially offset by lower costs associated with clinical trial activity for Pafase. In the third quarter of 2000, we began to recognize our share of Lilly ICOS' losses because we began to provide our proportionate share of the funding of Lilly ICOS' operations pursuant to our collaboration agreement with Eli Lilly. Under the terms of that agreement, Eli Lilly was obligated to make scheduled cash contributions to fund the costs of the joint venture's operations. Costs incurred by the joint venture that exceeded Eli Lilly's scheduled cash contributions were to be funded from additional capital contributions by each of the joint venture partners. During 2000, Eli Lilly's scheduled cash contributions were expended. Consequently, we became responsible for funding our 50% share of the joint venture's ongoing operating activities.

Liquidity and Capital Resources

At December 31, 2001, we had cash, cash equivalents, investment securities available-for-sale and interest receivable of $470.7 million, compared to $229.4 million at December 31, 2000.

We used $5.8 million in cash for operating activities during 2001 compared to $43.5 million during 2000. The change in operating cash flow primarily reflects the receipt of a $15.0 million license fee from Lilly ICOS in June 2001, receipt of an $8.0 million upfront payment from Biogen in July 2001, and timing of vendor payments and cost reimbursements from our affiliates.

We used $250.3 million in cash for investing activities during 2001 compared to generating $16.4 million in cash from investing activities during 2000. Cash used in investing activities in 2001 included a $172.5 million net increase in our investment portfolio, compared to a $21.4 million net decrease in our investment portfolio in 2000. The increase in our investment portfolio in 2001 was primarily due to the conversion of cash equivalents held at the end of the prior year into investments with slightly longer maturities as well as the investment of proceeds received from our November 2001 equity financing. Agreements with our affiliates obligate us to fund operating activities and capital requirements associated with development and commercialization activities of the affiliate. We generally fund these obligations as capital contributions to the affiliate. Investing outflows in 2001 included $71.6 million of affiliate capital contributions, compared to $9.2 million of affiliate capital contributions in 2000. The increase in affiliate capital contributions primarily reflects funding, in 2001, of certain expenses incurred by Lilly ICOS in 2000, as well as funding of our proportionate share of 2001 affiliate operations. None of our affiliates have any third-party indebtedness. Each affiliates' liabilities are principally payable to its owners for reimbursable research, development and other expenses.

We generated $322.3 million in cash from financing activities in 2001, compared to $208.9 million in 2000. Cash inflows from financing activities in 2001 were $297.0 million in net proceeds received from our November 2001 public offering of 5.5 million shares of common stock at an offering price of $57 per share and $25.2 million in proceeds from stock options and warrants. Cash inflows from financing activities in 2000 were $181.1 million in net proceeds received from our December 2000 public offering of 5.2 million shares of common stock at an offering price of $37 per share and $27.8 million in proceeds from stock options and warrants.

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

We have engaged in collaborations and joint development agreements with other parties where the capabilities and strategies of the other parties complement ours. Although corporate collaborations, partnerships and joint ventures have provided cost reimbursement revenue to us in the past, we cannot assure you that this type of revenue will be available to us in the future.

We intend to expand our operations and hire the additional personnel necessary to continue development of our current portfolio of product candidates in clinical trials, as well as to continue discovery and preclinical research to identify additional product candidates. We also intend to continue to engage in pre-marketing activities necessary to bring our product candidates to market and to establish marketing and selling capabilities for product candidates ready for commercialization. We anticipate that expansion of these activities will increase operating expenses in the future. Furthermore, we will need to make incremental expenditures for additional laboratory, production and office facilities to accommodate the activities and personnel associated with these increased development and commercialization efforts.

We anticipate that our existing cash and cash equivalents, investment securities, interest income from our investments, cash flow from other operating activities, including anticipated payments from Lilly ICOS, Suncos, and ICOS-TBC, along with the line of credit available to us under the Biogen agreement, will be sufficient to fund operations at least until 2005.

However, depending on our product development and marketing and sales efforts, including those associated with the anticipated commercialization of Cialis, it is possible that we may need additional financing prior to that time. Additional financing may not be available when we need it or may be unavailable on acceptable terms. If we are unable to raise additional funds when we need them, we may be required to delay, scale back or eliminate expenditures for some of our development programs or grant rights to third parties to develop and market product candidates that we would prefer to develop and market internally.

Our operating cash flows include the effect of certain noncancelable obligations. We lease certain property and equipment under operating leases which, in the aggregate, obligate us through 2009. Future minimum payments due under noncancelable operating leases, as of December 31, 2001, are as follows:

                               2002       $ 4,714
                               2003         3,943
                               2004         3,915
                               2005         3,187
                               2006         2,674
                               Thereafter   5,541
                                          -------
                                          $23,974
                                          =======

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. We do not anticipate that adoption of SFAS No. 144 will have a material impact on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

At December 31, 2001 and 2000, our financial instruments consist of cash, cash equivalents and marketable investment securities. We do not use derivative financial instruments in our investment portfolio. Our exposure to market risk for changes in interest rates relates primarily to our marketable investment securities. Because of the relatively short maturities of our investments, we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments.

Item 8.  Consolidated Financial Statements and Supplementary Data

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements                                              Page in Form 10-K
---------------------------------                                              -----------------

Independent Auditors' Report                                                                  37

Consolidated Balance Sheets at December 31, 2001 and 2000                                     38

Consolidated Statements of Operations for the Years Ended December 31, 2001,
  2000, and 1999                                                                              39

Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the
  Years Ended December 31, 2001, 2000, and 1999                                               40

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001,
  2000, and 1999                                                                              41

Notes to Consolidated Financial Statements                                                 42-54

Balance sheets of Lilly ICOS LLC as of December 31, 2001 and 2000, and the related statements of operations, comprehensive operations, members' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2001, and the period from October 2, 1998 (inception) through December 31, 2001 are included elsewhere in this report.

Balance sheets of Suncos Corporation as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2001, and the period from February 6, 1997 (inception) through December 31, 2001 are included elsewhere in this report.

All other consolidated financial statement schedules have been omitted as the information is not required or the information required is included in the consolidated financial statements or the notes thereto.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
ICOS Corporation:

We have audited the accompanying consolidated balance sheets of ICOS Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICOS Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for nonrefundable technology license fees and milestone payments in 2000.

/s/  KPMG LLP

Seattle, Washington
January 23, 2002

                               ICOS CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                                     (in thousands, except share data)
                                                                                     --------------------------------
                                                                                               December 31,
                                                                                     --------------------------------
                                                                                          2001              2000
                                                                                        ---------         ---------
                                                        ASSETS
Current assets:
 Cash and cash equivalents                                                              $ 260,905         $ 194,708
 Investment securities, at market value                                                   143,435            34,284
 Interest receivable                                                                        3,834               408
 Receivables from affiliates                                                               11,405            17,051
 Other                                                                                      5,326             2,007
                                                                                        ---------         ---------
   Total current assets                                                                   424,905           248,458
Investment securities, at market value                                                     62,533                 -
Property and equipment, net                                                                19,754            19,127
Investments in affiliates, at equity                                                          244               466
Other                                                                                         151               123
                                                                                        ---------         ---------
                                                                                        $ 507,587         $ 268,174
                                                                                        =========         =========
                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                       $   5,701         $   3,273
 Accrued payroll and benefits                                                               2,265             1,640
 Accrued clinical expenses                                                                  5,372             3,897
 Other accrued expenses                                                                     7,741             3,070
 Due to affiliates                                                                         18,132            25,053
 Deferred license fee revenue, primarily from related parties                               4,329            17,249
                                                                                        ---------         ---------
   Total current liabilities                                                               43,540            54,182
Deferred license fee revenue                                                               10,297             2,897
Stockholders' equity:
 Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued                      -                 -
 Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding
   59,744,194 at December 31, 2001 and 52,382,830 at December 31, 2000                        597               524
 Additional paid-in capital                                                               754,674           432,665
 Accumulated other comprehensive income                                                       828                82
 Accumulated deficit                                                                     (302,349)         (222,176)
                                                                                        ---------         ---------
   Total stockholders' equity                                                             453,750           211,095
                                                                                        ---------         ---------
                                                                                        $ 507,587         $ 268,174
                                                                                        =========         =========


         See accompanying notes to consolidated financial statements.

                               ICOS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 (in thousands, except per share data)
                                                                 ------------------------------------
                                                                        Year ended December 31,
                                                                 ------------------------------------
                                                                    2001           2000        1999
                                                                  --------       --------    --------
Revenue:
 Collaborative research and development from related parties     $ 54,754       $ 47,404    $ 64,100
 Licenses of technology, primarily to related parties              30,846         42,929      15,000
 Other                                                              7,769            400         500
                                                                  --------       --------    --------
   Total revenue                                                   93,369         90,733      79,600
                                                                  --------       --------    --------
Operating expenses:
 Research and development                                         111,801         87,435     100,541
 General and administrative                                         9,059          6,582       5,259
                                                                  --------       --------    --------
   Total operating expenses                                       120,860         94,017     105,800
                                                                  --------       --------    --------
   Operating loss                                                 (27,491)        (3,284)    (26,200)
                                                                  --------       --------    --------
Other income (expense):
 Equity in losses of affiliates                                   (64,902)       (37,038)    (12,042)
 Interest income                                                   10,451          4,419       4,292
 Other, net                                                         1,769          1,112         755
                                                                  --------       --------    --------
   Total other income (expense)                                   (52,682)       (31,507)     (6,995)
                                                                  --------       --------    --------
Loss before cumulative effect of change in accounting principle   (80,173)       (34,791)    (33,195)
 Cumulative effect of change in accounting principle                    -        (63,075)          -
                                                                  --------       --------    --------
Net loss                                                         $(80,173)      $(97,866)   $(33,195)
                                                                  ========       ========    ========
Per common share - basic and diluted:
 Loss before cumulative effect of change in accounting principle $  (1.48)      $  (0.75)   $  (0.76)
 Cumulative effect of change in accounting principle                    -          (1.36)          -
                                                                  --------       --------    --------
 Net loss                                                        $  (1.48)      $  (2.11)   $  (0.76)
                                                                  ========       ========    ========

Weighted-average common shares outstanding - basic and diluted     54,073         46,343      43,449
                                                                  ========       ========    ========


         See accompanying notes to consolidated financial statements.

                               ICOS CORPORATION
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                                                                      (in thousands, except number of shares and per share data)
                                                                      ---------------------------------------------------------
                                                                                           Accumulated
                                                                              Additional      other                     Total
                                                                      Common   paid-in    comprehensive Accumulated stockholders'
                                                                      stock    capital    income (loss)   deficit      equity
                                                                      ------  ----------  ------------- ----------- -------------
Balances at December 31, 1998                                          $415    $189,436       $  (3)     $ (91,115)   $ 98,733
Comprehensive loss:
    Net loss                                                              -                       -        (33,195)    (33,195)
    Net unrealized losses on investment securities                        -           -        (213)             -        (213)
                                                                       ----    --------       -----      ---------    --------
    Total comprehensive loss                                              -           -        (213)       (33,195)    (33,408)
Issuance of 860,909 shares of common stock from exercise of options       9       6,953           -              -       6,962
Issuance of 2,416,100 shares of common stock from exercise of
 warrants                                                                24      22,839           -              -      22,863
Value of warrants issued to partners of ICOS Clinical Partners, L.P.      -       4,249           -              -       4,249
                                                                       ----    --------       -----      ---------    --------
Balances at December 31, 1999                                           448     223,477        (216)      (124,310)     99,399
Comprehensive income (loss):
    Net loss                                                              -           -           -        (97,866)    (97,866)
    Net unrealized gains on investment securities                         -           -         298              -         298
                                                                       ----    --------       -----      ---------    --------
    Total comprehensive income (loss)                                     -           -         298        (97,866)    (97,568)
Compensation expense related to stock options                             -         555           -              -         555
Issuance of 1,224,928 shares of common stock from exercise of options    12      13,624           -              -      13,636
Issuance of 1,223,850 shares of common stock from exercise of
 warrants                                                                12      11,860           -              -      11,872
Issuance of 5,175,000 shares of common stock at $37.00 per share, net
 of offering costs of $10,377                                            52     181,046           -              -     181,098
Value of warrants issued to partners of ICOS Clinical Partners, L.P.      -       2,103           -              -       2,103
                                                                       ----    --------       -----      ---------    --------
Balances at December 31, 2000                                           524     432,665          82       (222,176)    211,095
Comprehensive income (loss):
    Net loss                                                              -           -           -        (80,173)    (80,173)
    Net unrealized gains on investment securities                         -           -         746              -         746
                                                                       ----    --------       -----      ---------    --------
    Total comprehensive income (loss)                                     -           -         746        (80,173)    (79,427)
Compensation expense related to stock options                             -          25           -              -          25
Issuance of 977,014 shares of common stock from exercise of options       9      11,637           -              -      11,646
Issuance of 884,350 shares of common stock from exercise of warrants      9      12,971           -              -      12,980
Issuance of 5,500,000 shares of common stock at $57.00 per share, net
 of offering costs of $16,455                                            55     296,990           -              -     297,045
Value of warrants issued to partners of ICOS Clinical Partners, L.P.      -         386           -              -         386
                                                                       ----    --------       -----      ---------    --------
Balances at December 31, 2001                                          $597    $754,674       $ 828      $(302,349)   $453,750
                                                                       ====    ========       =====      =========    ========


         See accompanying notes to consolidated financial statements.

                               ICOS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     (in thousands)
                                                                             -----------------------------
                                                                                Year ended December 31,
                                                                             -----------------------------
                                                                               2001       2000      1999
                                                                             ---------  --------  --------
Cash flows from operating activities:
 Net loss                                                                    $ (80,173) $(97,866) $(33,195)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Cumulative effect of change in accounting principle                               -    63,075         -
   Recognition of deferred license fee revenue received in prior periods       (15,585)  (42,929)        -
   Depreciation and amortization                                                 7,088     4,977     4,037
   Equity in losses of affiliates                                               64,902    37,038    12,042
   Stock compensation costs                                                         25       555         -
   Change in operating assets and liabilities:
     Receivables                                                                   100    (6,973)   (2,671)
     Other assets                                                               (1,427)      123    (1,160)
     Accounts payable                                                            2,428    (1,581)   (1,226)
     Accrued payroll and benefits                                                  625    (1,925)    2,560
     Accrued clinical expenses                                                   1,475       488    (2,277)
     Other accrued expenses                                                      4,671     1,509      (282)
     Deferred license fee revenue                                               10,065         -         -
                                                                             ---------  --------  --------
       Net cash used in operating activities                                    (5,806)  (43,509)  (22,172)
                                                                             ---------  --------  --------
Cash flows from investing activities:
 Purchases of investment securities                                           (291,499)  (33,772)  (80,844)
 Maturities of investment securities                                           104,152    43,823    24,908
 Sales of investment securities                                                 14,807    11,391     8,966
 Acquisitions of property and equipment                                         (6,113)   (3,142)   (6,011)
 Collection of receivable from affiliate                                             -     7,341         -
 Investments in affiliates                                                     (71,601)   (9,210)  (15,219)
                                                                             ---------  --------  --------
       Net cash provided by (used in) investing activities                    (250,254)   16,431   (68,200)
                                                                             ---------  --------  --------
Cash flows from financing activities:
 Proceeds from stock options and warrants                                       25,212    27,803    33,673
 Proceeds from stock offering, net of related costs                            297,045   181,098         -
                                                                             ---------  --------  --------
       Net cash provided by financing activities                               322,257   208,901    33,673
                                                                             ---------  --------  --------
       Net increase (decrease) in cash and cash equivalents                     66,197   181,823   (56,699)
Cash and cash equivalents at beginning of year                                 194,708    12,885    69,584
                                                                             ---------  --------  --------
Cash and cash equivalents at end of year                                     $ 260,905  $194,708  $ 12,885
                                                                             =========  ========  ========


         See accompanying notes to consolidated financial statements.

                               ICOS CORPORATION
                  Notes to Consolidated Financial Statements

                          December 31, 2001 and 2000
      (Dollars in thousands, except per share data or as otherwise noted)

(1) Summary of Significant Accounting Policies

   (a) Nature of Operations

       ICOS Corporation is a product-driven company that has expertise in both protein-based and small molecule therapeutics. Our product candidates target a variety of molecular mechanisms and targets to treat medical conditions.

   (b) Principles of Consolidation

       The consolidated financial statements include the accounts of ICOS Corporation and its wholly owned subsidiaries, herein collectively referred to as "ICOS." All significant intercompany transactions and balances have been eliminated in consolidation.

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

   (d) Cash and Cash Equivalents

       All highly liquid short-term investments with a maturity at purchase of three months or less are considered to be cash equivalents and are carried at market value. Our cash equivalents consist of money market accounts, short-term obligations of U.S. Agencies, commercial paper and floating rate debt securities.

   (e) Investment Securities

       Our investment securities are classified as available-for-sale and carried at market value, based on quoted market prices, with unrealized gains and losses excluded from results of operations and reported as a component of total comprehensive income (loss). Realized gains and losses on sales of investment securities are determined on the specific identification method and included in interest income. We do not have any derivative financial instruments in our investment portfolio.

   (f) Property and Equipment

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

   (g) Investments in Affiliates

       Investments in ICOS Clinical Partners, L.P. ("ICOS Clinical Partners"), Suncos Corporation ("Suncos"), Lilly ICOS LLC ("Lilly ICOS") and ICOS-Texas Biotechnology L.P. ("ICOS-TBC") are accounted for using the equity method. Accordingly, the investments are recorded at cost, adjusted for our share of income or losses of the entities. Losses relating to our affiliates are recognized to the extent we have made, or are committed to make, capital contributions to the affiliate. Operating results of our affiliates include expenses related to research, development, marketing and sales services that we provide to them, and that we recognize as cost reimbursement revenue.

   (h) Revenue Recognition

       Substantially all of our revenue to date has been derived from cost reimbursements for collaborative research and development services, licenses of technology (technology license fees, including milestone payments) and contract manufacturing services. Collaborative revenue ("cost reimbursement revenue") is recognized, based on costs incurred, as services are provided. We have no obligation to repay other parties if our collaborative research and development is unsuccessful. Technology license fees are for the transfer of technology rights for which we receive nonrefundable cash payments. Milestone payments are for the achievement of specified levels of progress related to research and development under collaborative agreements. Contract manufacturing revenue, including fees earned for process development and manufacturing services performed for third parties, is recognized as revenue when services are provided and collectibility is reasonably assured.

       Effective January 1, 2000, nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred. We recognize these fees as revenue over the product development periods, based on estimated total development costs. Milestone payments, in the form of additional nonrefundable license fees, are recognized as revenue at the time such payments are due, based on the ratio of cumulative costs incurred to date, to total estimated development costs. Any remaining balance is deferred and recognized as revenue over the remaining product development period.

       Prior to 2000, milestone payments were recognized as revenue upon attainment of a specified event and other nonrefundable payments for technology or licensing fees were recognized as revenue when payment was received. These revenues were recognized only after the work had been performed, we had no continuing performance obligations with respect to that work, and the contracting party was obligated to pay us.

       The timing and amount of revenue that we recognize as licenses of technology is dependent upon our estimates of total product development costs as well as the timing of such costs over the development period. As product candidates move through the development process, it is necessary to revise these estimates to consider changes to the products' development cycle, such as changes in the clinical development plan, regulatory requirements, or various other factors, many of which may be outside of our control. The impact on revenue of changes in our estimates of total product development costs, and the timing thereof, is recognized prospectively over the remaining estimated product development period.

   (i) Research and Development Costs

       Research and development costs are expensed as incurred.

       Research and certain clinical trial activities are conducted by various third parties, including contract research organizations, which may also provide contractually defined administration and management services. We recognize expenses for these contracted activities based on a variety of factors, including actual and estimated labor hours, clinical site initiation activities, patient enrollment rates, estimates of external costs, and other activity-based factors. On a regular basis, our estimates of these costs are reconciled to actual invoices from the service providers and adjustments are made accordingly.

   (j) Income Taxes

       Income taxes are accounted for using the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, loss carryforwards and tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

   (k) Net Loss Per Common Share

       Net loss per common share (basic and diluted) is calculated using the weighted-average number of common shares outstanding during the period.

   (l) Stock Based Compensation

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

   (m) Operating Segments

       We have one operating segment, the discovery and development of proprietary pharmaceuticals for the treatment of serious medical conditions.

   (n) New Accounting Standards

       In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. We do not anticipate that adoption of SFAS No. 144 will have a material impact on our consolidated financial statements.

(2) Scientific Collaboration Agreements

   The following tables summarize our revenue from collaborative research and development and licenses of technology, equity in losses of affiliates and cash invested in affiliates during the periods presented.

                                                      Year ended December 31,
                                                   ----------------------------
                                                     2001      2000      1999
                                                   --------  --------  --------
Collaborative research and development from
  related parties:
   Lilly ICOS                                      $  9,965  $ 19,944  $ 19,902
   Suncos                                            30,373    15,175    25,053
   ICOS-TBC                                          12,676     2,816         -
   ICOS Clinical Partners                             1,740     9,469    19,145
                                                   --------  --------  --------
                                                   $ 54,754  $ 47,404  $ 64,100
                                                   ========  ========  ========
Licenses of technology, primarily to related
  parties:
   Lilly ICOS                                      $ 29,416  $ 42,331  $ 15,000
   ICOS Clinical Partners                               981       598         -
   Biogen, Inc. ("Biogen")                              449         -         -
                                                   --------  --------  --------
                                                   $ 30,846  $ 42,929  $ 15,000
                                                   ========  ========  ========
Equity in losses of affiliates:
   Lilly ICOS                                      $(38,219) $(23,612) $      -
   Suncos                                           (15,200)   (7,754)  (11,802)
   ICOS-TBC                                         (11,461)   (5,476)        -
   ICOS Clinical Partners                               (22)     (196)     (240)
                                                   --------  --------  --------
                                                   $(64,902) $(37,038) $(12,042)
                                                   ========  ========  ========
Cash invested in affiliates:
   Lilly ICOS                                      $(47,228) $      -  $      -
   Suncos                                           (15,000)   (5,000)  (15,000)
   ICOS-TBC                                          (9,373)   (4,210)        -
   ICOS Clinical Partners                                 -         -      (219)
                                                   --------  --------  --------
                                                   $(71,601) $ (9,210) $(15,219)
                                                   ========  ========  ========

Lilly ICOS LLC

In October 1998, ICOS and Eli Lilly and Company ("Eli Lilly") formed Lilly ICOS, a 50/50-owned limited liability company, to develop and commercialize PDE5 inhibitors. Lilly ICOS is developing Cialis(TM) (tadalafil) as an oral therapeutic agent for the treatment of erectile dysfunction and, possibly, other medical conditions. Under the terms of this arrangement, we received a $75.0 million payment upon formation of the joint venture, a $15.0 million payment in 1999 upon initiation of a Phase 3 clinical trial program for Cialis and an additional $15.0 million payment in 2001 following the filing of a New

Drug Application with the U.S. Food and Drug Administration. We could receive additional payments based on the progression of tadalafil through development. The joint venture was initially capitalized by Eli Lilly through cash contributions and our contribution of an exclusive worldwide license to intellectual property relating to PDE5 inhibitors, including intellectual property associated with tadalafil and its research platform. Subsequent capital contributions have been made by both Eli Lilly and ICOS in equal amounts. Both ICOS and Eli Lilly provide Lilly ICOS with research and development services. The joint venture will market any products resulting from this collaborative effort in North America and the countries in the European Union or European Free Trade Area through the services of ICOS and Eli Lilly. For countries outside North America and these European countries, in exchange for royalty payments, Lilly ICOS has granted Eli Lilly an exclusive license to develop, manufacture and commercialize the PDE5 inhibitors developed in the collaboration.

The technology we contributed to Lilly ICOS had a zero basis for financial reporting purposes and, accordingly, our initial investment in Lilly ICOS was recorded at zero. We did not recognize any portion of Lilly ICOS' operating losses during the time its activities were funded exclusively by Eli Lilly. Since the third quarter of 2000, we have recognized our share of Lilly ICOS' losses because we are funding our proportionate share of Lilly ICOS' operations. We do not recognize any Lilly ICOS expenses associated with the valuation of contributed technology, as those expenses are solely applicable to Eli Lilly.

Summarized unaudited financial information for Lilly ICOS is as follows:

Financial position - December 31:                      2001       2000
---------------------------------                    ---------  ---------

Total assets - all current                           $       -  $   8,186
                                                     =========  =========
Total liabilities - all current, payable to members  $  29,206  $  55,412
Members' deficit                                       (29,206)   (47,226)
                                                     ---------  ---------
                                                     $       -  $   8,186
                                                     =========  =========

Operating results - For the year ended December 31:    2001       2000       1999
---------------------------------------------------  ---------  ---------  ---------

Research and development expenses, related parties   $ (39,352) $ (87,950) $ (59,073)
Contribution of technology, related party              (30,000)   (40,000)   (70,000)
General and administrative expenses, related parties   (37,280)      (183)      (104)
Interest income                                            196        663        925
                                                     ---------  ---------  ---------
Net loss                                             $(106,436) $(127,470) $(128,252)
                                                     =========  =========  =========

Suncos Corporation

In February 1997, ICOS and Suntory Limited ("Suntory") formed Suncos, a 50/50-owned corporation, to develop and commercialize Pafase(R) worldwide. Under the terms of this arrangement, the joint venture was established with a $30.0 million cash investment by Suntory to Suncos. Subsequent capital contributions have been made by both Suntory and ICOS in equal amounts. We granted Suncos an exclusive license to all rights to Pafase on a worldwide basis. Suncos granted Suntory exclusive rights to develop and commercialize Pafase in Japan and granted ICOS exclusive rights to develop and commercialize Pafase in the United States. Suncos retains the rights to develop and commercialize Pafase in the rest of the world. Suncos is managed jointly by Suntory and ICOS. Both Suntory and ICOS provide Suncos with research and development services. Suntory and ICOS will each pay royalties to Suncos on sales of Pafase in their respective territories.

The technology we contributed to Suncos had a zero basis for financial reporting purposes and, accordingly, we recorded our initial investment in Suncos as zero. We did not begin to report our share of Suncos' losses until Suncos' accumulated losses were equal to Suntory's initial investment.

Our investment in Suncos was $244 and $444 at December 31, 2001 and 2000, respectively.

Summarized unaudited financial information for Suncos is as follows:

Financial position - December 31:                          2001      2000
---------------------------------                        --------  --------

Total assets - all current                               $  4,363  $  2,511
                                                         ========  ========
Total liabilities - all current, payable to stockholders $  3,834  $  1,583
Stockholders' equity                                          529       928
                                                         --------  --------
                                                         $  4,363  $  2,511
                                                         ========  ========

Operating results - For the year ended December 31:        2001      2000      1999
---------------------------------------------------      --------  --------  --------

Operating expenses, related parties                      $(30,539) $(15,672) $(26,044)
Interest income                                               140       166       430
                                                         --------  --------  --------
Net loss                                                 $(30,399) $(15,506) $(25,614)
                                                         ========  ========  ========

ICOS-Texas Biotechnology L.P.

In June 2000, ICOS and Texas Biotechnology Corporation ("Texas Biotechnology") formed ICOS-TBC, a 50/50-owned limited partnership, to develop and commercialize endothelin receptor antagonists, such as sitaxsentan and TBC3711. Under the terms of this arrangement, ICOS and Texas Biotechnology will equally fund the development of endothelin receptor antagonists and equally share in the profits of the partnership. We made an initial $2.0 million payment to Texas Biotechnology upon formation of the partnership and made an additional $2.0 million payment in October 2001. We may make further milestone payments of up to $51.5 million based on the achievement of certain success-based objectives. Texas Biotechnology made an initial contribution to ICOS-TBC of an exclusive worldwide license to the intellectual property associated with endothelin receptor antagonists, including patent rights and technical information. Both parties provide the partnership with research and development services. ICOS-TBC will manufacture, market and sell any products resulting from the collaboration worldwide.

Summarized unaudited financial information for ICOS-TBC is as follows:

    Financial position - December 31:                      2001      2000
    ---------------------------------                    --------  --------

    Total assets - all current                           $      1  $    491
                                                         ========  ========
    Total liabilities - all current, payable to partners $  7,060  $  3,397
    Partners' deficit                                      (7,059)   (2,906)
                                                         --------  --------
                                                         $      1  $    491
                                                         ========  ========

    Operating results - For the year ended December 31:    2001      2000
    ---------------------------------------------------  --------  --------

    Revenue                                              $      -  $    547
    Research and development expenses, related parties    (18,873)   (7,515)
    Contribution of technology, related party              (4,000)   (4,000)
    Administrative expenses                                   (27)       (8)
                                                         --------  --------
    Net loss                                             $(22,900) $(10,976)
                                                         ========  ========

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

Net proceeds from the sale were used by ICOS Clinical Partners to fund development of certain product candidates by ICOS pursuant to the terms of the Product Development Agreement. During the first quarter of 2001, we received the remainder of the funding available for research and development activities under our Product Development Agreement with ICOS Clinical Partners. We will not receive any further funding or revenue under this agreement.

We loaned ICOS Clinical Partners an aggregate of $7.3 million to fund certain of its initial expenditures, primarily organizational expenses, selling commissions, financial advisory fees and other fees. The loan bore interest at the prime rate plus 0.25% and was paid in full during 2000. For the years ended December 31, 2000 and 1999, interest income on the loan was $0.3 million and $0.6 million, respectively.

We have a 1% interest in ICOS Clinical Partners and are the sole general partner. We account for our interest in ICOS Clinical Partners using the equity method. Under the terms of the partnership agreement, the limited partners have the ability to replace us as the general partner, to approve the sale or refinancing of all of the partnership assets and to terminate the partnership.

Our investment in this affiliate, at equity, was $0 and $22 at December 31, 2001 and 2000, respectively.

Summarized unaudited financial information for ICOS Clinical Partners is as follows:

Financial position - December 31:                    2001      2000
---------------------------------                   -------  --------
 Total assets - all current                         $     -  $  3,368
                                                    =======  ========
 Payable to ICOS Corporation                        $     -  $  1,156
 Partners' capital                                        -     2,212
                                                    -------  --------
                                                    $     -  $  3,368
                                                    =======  ========

Operating results - For the year ended December 31:  2001      2000      1999
--------------------------------------------------- -------  --------  --------
 Research and development expenses, related party   $(2,126) $(11,571) $(23,292)
 General and administrative expenses                    (90)     (246)     (283)
 Interest income                                          4       167       324
 Interest expense, related party                          -      (277)     (604)
                                                    -------  --------  --------
 Net loss                                           $(2,212) $(11,927) $(23,855)
                                                    =======  ========  ========

Biogen

On July 11, 2001, we entered into an agreement with Biogen to jointly develop and globally commercialize orally active, small molecule LFA-1 antagonists for the treatment of inflammatory diseases and conditions, including psoriasis, and other autoimmune diseases. Under the terms of the agreement, both companies will cross-license LFA-1 antagonist technology and patents, including IC747 and other LFA-1 antagonists. The two companies will equally share costs of ongoing development activities, co-promote any products developed under the agreement, and equally share in the profits of the collaboration. We received an $8.0 million initial payment upon executing the agreement and could receive future milestone payments from Biogen based on the progression of the LFA-1 antagonist program. In addition, we have received, and may elect to continue to receive, periodic loans from Biogen to fund part of our share of the development costs. Loans we have received to date have been forgiven as a result of the achievement of certain milestones. According to the terms of the collaboration agreement, future loans, if any, may be similarly forgiven. Loans that are forgiven are treated as milestone payments and recorded as revenue at the time such payments are due, based on the ratio of cumulative costs incurred to date, to total estimated development costs. Any remaining balance is deferred and recognized as revenue over the remaining product development period.

Abbott Laboratories

In April 1995, we formed a research collaboration with Abbott Laboratories, which provided us with research funding through the end of its term on April 1, 1999. In June 2000, we acquired Abbott Laboratories' worldwide rights to all compounds developed in connection with the collaboration, including LFA-1 antagonists such as IC747. Abbott Laboratories will receive royalties and milestone payments on any products that we market and which incorporate these compounds.

Other Collaborative Arrangements

We have entered into other collaborative arrangements under which we may be obligated to pay royalties or milestone payments if product development is successful. It is not anticipated that the aggregate of any royalty or milestone obligations under these arrangements will be material to our operations.

(3) Change in Accounting for Certain Revenues

   In the fourth quarter of 2000, we changed our accounting for nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development. These fees are deferred and recognized as revenue over the product development periods, based on estimated total development costs. Milestone payments, in the form of additional license fees, are recognized as revenue at the time such payments are due, based on the ratio of cumulative costs incurred to date, to total estimated development costs. Any remaining balance is deferred and recognized as revenue over the remaining product development period. For the year ended December 31, 2000, the effect of the accounting change was to increase revenue from licenses of technology and decrease the loss before the accounting change by $42.9 million ($0.93 per share). For the year ended December 31, 2001, we recognized $15.6 million of revenue previously deferred as a result of the accounting change.

   The table below presents the pro forma amounts of our revenue, net loss and related per share amounts for prior years, had revenue been recognized as described in the preceding paragraph.

                                                               December 31,
                                                               ------------
                                                                   1999
                                                                   ----
    Revenue:
       As reported                                               $ 79,600
       Deferral of fees previously reported as revenue            (15,000)
       Revenue recognized over the product development period      30,886
                                                                 --------
       Pro forma                                                 $ 95,486
                                                                 ========
    Net loss:
       As reported                                               $(33,195)
                                                                 ========
       Pro forma                                                 $(17,309)
                                                                 ========
    Net loss per common share - basic and diluted:
       As reported                                               $  (0.76)
                                                                 ========
       Pro forma                                                 $  (0.40)
                                                                 ========

(4) Investment Securities

   The following table summarizes our current and non-current investment securities at December 31, 2001 and 2000:

                                                                  Gross      Gross
                                                                unrealized unrealized
                                                   Market value   gains      losses   Amortized cost
                                                   ------------ ---------- ---------- --------------
December 31, 2001:
 Certificate of deposit                              $  1,000     $    -      $  -       $  1,000
 Corporate debt securities                            141,687        879       160        140,968
 U.S. government agency mortgage-backed securities     63,281        138        29         63,172
                                                     --------     ------      ----       --------
   Total                                             $205,968     $1,017      $189       $205,140
                                                     ========     ======      ====       ========
December 31, 2000:
 Corporate debt securities                           $ 28,266     $   68      $  9       $ 28,207
 U.S. government agency mortgage-backed securities      6,018         29         6          5,995
                                                     --------     ------      ----       --------
   Total                                             $ 34,284     $   97      $ 15       $ 34,202
                                                     ========     ======      ====       ========

   Market value and amortized cost of investment securities at December 31, 2001, by contractual maturity, are shown below.

                                        Market  Amortized
                                        value     cost
                                       -------- ---------
                      Maturing within:
                      1 year           $143,435 $143,034
                      2 years          $ 62,533 $ 62,106

   Actual maturities may be different from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(5) Receivables from Affiliates

                                                    December 31,
                                                   ---------------
                                                    2001    2000
                                                   ------- -------
             ICOS Clinical Partners                $     - $ 1,156
             ICOS-TBC                                5,976   1,977
             Lilly ICOS                              1,612  12,273
             Suncos                                  3,814   1,558
             Other                                       3      87
                                                   ------- -------
                                                   $11,405 $17,051
                                                   ======= =======

   Substantially all of the above balances represent amounts due under collaborative research and development arrangements.

(6) Property and Equipment, Net

                                                   December 31,
                                                ------------------
                                                  2001      2000
                                                --------  --------
             Land                               $  2,310  $  2,310
             Building and improvements            10,088    10,092
             Leasehold improvements               12,890    10,398
             Furniture and equipment              29,882    26,256
                                                --------  --------
             Total cost                           55,170    49,056
             Less accumulated depreciation and
               amortization                      (35,416)  (29,929)
                                                --------  --------
                                                $ 19,754  $ 19,127
                                                ========  ========

(7) Accrued Payroll and Benefits

                                                     December 31,
                                                     -------------
                                                      2001   2000
                                                     ------ ------
             Salaries, vacation and other
               compensation                          $1,910 $1,319
             Accrued payroll taxes and other            355    321
                                                     ------ ------
                                                     $2,265 $1,640
                                                     ====== ======

(8) Other Accrued Expenses

                                                     December 31,
                                                     -------------
                                                      2001   2000
                                                     ------ ------
             Technology license fees                 $1,500 $    -
             Outside manufacturing and process
               development costs                      1,319    492
             Preclinical study costs                  1,033    118
             Patent and legal fees                      951    218
             Building rent                              859    527
             Other                                    2,079  1,715
                                                     ------ ------
                                                     $7,741 $3,070
                                                     ====== ======

(9) Due to Affiliates

                                                    December 31,
                                                   ---------------
                                                    2001    2000
                                                   ------- -------
             Lilly ICOS                            $14,603 $23,612
             ICOS-TBC                                3,529   1,441
                                                   ------- -------
                                                   $18,132 $25,053
                                                   ======= =======

   Due to affiliates represents our share of the losses of Lilly ICOS and ICOS-TBC in excess of our investment.

(10) Deferred License Fee Revenue

                                                         December 31,
                                                        ---------------
                                                         2001    2000
                                                        ------- -------
         Current:
            Lilly ICOS                                  $ 1,589 $16,004
            ICOS Clinical Partners                        1,543   1,245
            Biogen                                        1,197       -
                                                        ------- -------
                                                        $ 4,329 $17,249
                                                        ======= =======
         Non-current:
            ICOS Clinical Partners                      $ 1,617 $ 2,897
            Biogen                                        8,680       -
                                                        ------- -------
                                                        $10,297 $ 2,897
                                                        ======= =======

(11) Leases

   We lease certain property and equipment under noncancelable operating leases which, in the aggregate, obligate us through 2009. Many of our leases contain renewal options and provide for escalations of rent and payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

   Total rent expense was $4.0 million, $3.5 million and $3.4 million for 2001, 2000 and 1999, respectively.

   Future minimum payments due under noncancelable operating leases are as follows:

                               2002       $ 4,714
                               2003         3,943
                               2004         3,915
                               2005         3,187
                               2006         2,674
                               Thereafter   5,541
                                          -------
                                          $23,974
                                          =======

(12) Federal Income Taxes

   Income tax expense (benefit) differs from the amount computed by applying the U.S. federal income tax rate to pre-tax income (loss) as a result of the following:

                                                         Year ended December 31,
                                                      ----------------------------
                                                        2001      2000      1999
                                                      --------  --------  --------
Estimated federal income tax benefit                  $(28,061) $(34,253) $(11,286)
Research and experimentation tax credit carryforwards   (2,905)   (2,233)     (843)
Other                                                      223       862     1,483
Change in valuation allowance                           30,743    35,624    10,646
                                                      --------  --------  --------
                                                      $      -  $      -  $      -
                                                      ========  ========  ========

   The change in valuation allowance shown above excludes, in each year, deductions generated by non-qualified stock option exercises that will be credited directly to stockholders' equity upon realization.

   Deferred tax assets arising from temporary differences and carryforwards are as follows:

                                                             December 31,
                                                         -------------------
                                                           2001       2000
                                                         ---------  --------
   Depreciation                                          $   4,432  $  4,310
   Deferred revenue                                          5,119     7,051
   Net operating loss carryforwards                         97,634    71,899
   Research and experimentation tax credit carryforwards    12,165     8,396
   Alternative minimum tax credit carryforward                 612       612
   Investments in affiliates                                19,785     6,202
   Other                                                     2,705     1,484
                                                         ---------  --------
   Gross deferred tax assets                               142,452    99,954
   Valuation allowance                                    (142,452)  (99,954)
                                                         ---------  --------
                                                         $       -  $      -
                                                         =========  ========

   The increases in the valuation allowance for deferred tax assets of $42.5 million, $47.4 million and $15.2 million, in 2001, 2000 and 1999, respectively, are attributable primarily to net operating loss carryforwards and investments in affiliates.

   At December 31, 2001, we have net operating loss carryforwards available to offset future taxable income as follows:

                          Year of Expiration
                          ------------------
                                 2009        $  5,060
                                 2010          21,507
                                 2011          21,039
                                 2012          26,774
                                 2013           7,688
                                 2018             359
                                 2019          36,832
                                 2020          70,989
                                 2021          88,706
                                             --------
                                             $278,954
                                             ========

   Approximately $79.1 million of the net operating loss carryforwards as of December 31, 2001, results from stock option deductions, the realization of which would result in a credit to stockholders' equity. At December 31, 2001, we also had available approximately $12.2 million of research and experimentation tax credit carryforwards to offset future tax liabilities. These credits expire from 2009 to 2021.

   Under provisions of the Internal Revenue Code of 1986, as amended, utilization of our net operating loss carryforwards may be subject to limitation if it should be determined that a greater than 50% ownership change has occurred or were to occur in the future.

   During 1999, we paid $648 of federal income taxes.

(13) Preferred Stock

   We have the authority to issue up to 2.0 million shares of preferred stock in one or more series, but have not issued any to date. Our Board of Directors has the authority to fix the powers, designations, preferences, and relative participating, optional, or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences, and the number of shares constituting any series, without any further vote or action by our stockholders. The issuance of preferred stock in certain circumstances may have the effect of delaying or preventing a change in control of ICOS. Such issuance, with voting and conversion rights, may adversely affect the voting power of the common stock holders. In the future, we may issue preferred stock as part of our overall financing strategy.

(14) Common Stock Options and Warrants

   Stock Option Plan

   We adopted the 1999 Stock Option Plan, as amended and restated on March 8, 2001 (the "Plan"), under which a total of 14.4 million shares of common stock are reserved for grant to employees, nonemployee directors and certain outside parties. The Plan replaced our 1989 Stock Option Plan and our 1991 Stock Option Plan for Nonemployee Directors (the "Prior Plans").

   All incentive stock options are granted with an exercise price not less than 100% of the fair market value of the common stock on the grant date. Nonqualified stock options are granted with an exercise price equal to 100% of the fair market value of the common stock on the grant date. The options generally vest over a four-year period commencing on the grant date and have a term of ten years from the grant date.

   A summary of stock options, including the Prior Plans, is presented below (shares stated in thousands):

                                          Stock options outstanding
                                          -------------------------
                                                       Weighted-
                                                        average
                                          Number of  exercise price
                                           shares      per share
                                          ---------  --------------
             Balance at December 31, 1998   6,450        $ 9.33
             Options granted                2,514         37.60
             Cancellations                    (90)        19.50
             Options exercised               (861)         8.07
                                           ------        ------
             Balance at December 31, 1999   8,013         18.22
             Options granted                1,036         34.27
             Cancellations                   (121)        25.46
             Options exercised             (1,226)        11.12
                                           ------        ------
             Balance at December 31, 2000   7,702         21.39
             Options granted                1,321         53.41
             Cancellations                   (189)        43.87
             Options exercised               (977)        11.94
                                           ------        ------
             Balance at December 31, 2001   7,857        $27.41
                                           ======        ======

   At December 31, 2001, 6.5 million shares were reserved and available for grant under the Plan.

   The following table summarizes information about stock options outstanding and exercisable at December 31, 2001 (shares stated in thousands):

                             Stock options outstanding        Stock options exercisable
                       -------------------------------------- -------------------------
                                 Weighted-
                                  average        Weighted-                 Weighted-
                                 remaining        average                   average
              Range of        contractual life exercise price            exercise price
       exercise prices Number    (in years)      per share    Number       per share
       --------------- ------ ---------------- -------------- ------     --------------
       $ 3.75 - $ 7.38 1,449        2.77           $ 5.86     1,449          $ 5.86
         7.50 -  17.06 1,902        5.03            11.97     1,878           11.92
        17.13 -  30.31 1,322        7.42            27.59       851           27.13
        30.38 -  42.88 1,988        7.39            41.69     1,033           41.25
        43.00 -  66.53 1,196        9.23            54.13       290           52.90
       --------------- -----        ----           ------     -----          ------
       $ 3.75 - $66.53 7,857        6.25           $27.41     5,501          $20.35
       =============== =====        ====           ======     =====          ======

   We apply APB Opinion No. 25 in accounting for our stock option grants, which generally results in no compensation cost being recognized. Had we determined compensation cost based on the fair value of our stock options on the grant date under SFAS No. 123, "Accounting for Stock Based
   Compensation," our net loss would have been adjusted to the pro forma amounts indicated below:

                                                Year ended December 31,
                                            ------------------------------
                                              2001       2000       1999
                                            ---------  ---------  --------
     Net loss:
        As reported                         $ (80,173) $ (97,866) $(33,195)
        Pro forma                            (110,226)  (121,724)  (47,705)
     Net loss per share--basic and diluted:
        As reported                         $   (1.48) $   (2.11) $  (0.76)
        Pro forma                               (2.04)     (2.63)    (1.10)

   The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999, was $37.06, $22.57 and $22.29, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                          Year ended December 31,
                                          ----------------------
                                           2001      2000   1999
                                          ----      ----   ----
                  Expected dividend yield  0.0%      0.0%   0.0%
                  Risk-free interest rate  5.0%      6.6%   5.8%
                  Expected volatility     73.0%     74.1%  66.0%
                  Expected life in years   6.3       6.8    6.5

   Warrants To Purchase Common Stock

   In connection with ICOS Clinical Partners' sale of limited partnership units, on June 5, 1997, and August 15, 1997, we issued Series A warrants to purchase an aggregate of 5.6 million and 2.0 million shares, respectively, of our common stock at exercise prices of $9.13 and $10.35 per share, respectively. The Series A warrants are exercisable through May 31, 2002. On June 30, 1999, we issued Series B warrants to purchase an aggregate of 7.6 million shares of our common stock at an exercise price of $52.49 per share, exercisable through June 30, 2004.

   The warrants were issued in conjunction with a research and development agreement between ICOS and ICOS Clinical Partners. Amounts to be received from ICOS Clinical Partners were allocated between warrant issuance proceeds and the research and development funding to be received.

   During 2001, Series A and B warrants to purchase 0.9 million shares were exercised at a weighted-average exercise price of $14.68 per share. During 2000, Series A and B warrants to purchase 1.2 million shares were exercised at a weighted-average exercise price of $9.70 per share. During 1999, Series A warrants to purchase 2.4 million shares were exercised at a weighted-average exercise price of $9.51 per share. At December 31, 2001, warrants to purchase 9.3 million shares were outstanding at a weighted-average exercise price of $43.96 per share.

(15) Net Loss per Common Share

                                                       Year ended December 31,
                                                    ----------------------------
                                                      2001      2000      1999
                                                    --------  --------  --------
Net loss per share computations--basic and diluted:
Numerator:
   Net loss                                         $(80,173) $(97,866) $(33,195)
Denominator:
   Weighted-average common shares                     54,073    46,343    43,449
                                                    --------  --------  --------
Net loss per share--basic and diluted               $  (1.48) $  (2.11) $  (0.76)
                                                    ========  ========  ========

   Antidilutive securities excluded from the computation of diluted net loss per share were as follows:

                                    Year ended December 31,
                                    -----------------------
                                     2001    2000    1999
                                     -----  ------  ------
                     Stock options  7,857    7,702   8,013
                     Stock warrants 9,273   10,157  11,381

(16) Other Related Party Transactions

   We provide certain administrative, research and support services to Ceptyr, Inc. ("Ceptyr"). Ceptyr also subleases space from us. We recognized income of approximately $561, $818 and $278 from Ceptyr in 2001, 2000 and 1999, respectively. Dr. Wilcox, our Executive Vice President, Operations, is a director of Ceptyr.

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

(17) Quarterly Financial Data (Unaudited)

   Summary operating data for each quarter of the years ended December 31, 2001 and 2000 follows.

                                                                        Quarters
                                                         -------------------------------------
                                                          First    Second    Third     Fourth    Total
                                                         --------  -------  --------  --------  --------
2001:
Revenue                                                  $ 18,900  $34,012  $ 18,875  $ 21,582  $ 93,369
Net loss                                                  (15,153)  (5,267)  (24,368)  (35,385)  (80,173)

Net loss per common share                                $  (0.29) $ (0.10) $  (0.45) $  (0.62) $  (1.48)

2000:
Revenue                                                  $ 17,200  $19,642  $ 21,678  $ 32,213  $ 90,733
Loss before cumulative effect of change in accounting
  principle                                                (4,449)  (8,261)  (11,467)  (10,614)  (34,791)
Net loss                                                  (67,524)  (8,261)  (11,467)  (10,614)  (97,866)

Loss per common share before cumulative effect of change
  in accounting principle                                $  (0.10) $ (0.18) $  (0.25) $  (0.22) $  (0.75)
Net loss per common share                                $  (1.49) $ (0.18) $  (0.25) $  (0.22) $  (2.11)

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

The information requested by this item is incorporated by reference from the sections entitled "Security Ownership of Certain Beneficial Owners and Management," "Election of Directors," "Continuing Class 1 Directors (until
2003)," "Continuing Class 2 Directors (until 2004)," "Other Executive Officers," "Compensation of Directors," "Executive Compensation," "2001 Option Grants," "2001 Option Exercises and Year-end Option Values," "Compensation Committee Interlocks and Insider Participation," "Employment Contracts, Termination of Employment and Change of Control Arrangements," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2002.

Item 11. Executive Compensation

The information requested by this item is incorporated by reference from the sections entitled "Compensation of Directors," "Executive Compensation," "2001 Option Grants," "2001 Option Exercises and Year-end Option Values," "Compensation Committee Interlocks and Insider Participation," and "Employment Contracts, Termination of Employment and Change of Control Arrangements" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information requested by this item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2002.

                                    PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

    a) 1. Consolidated Financial Statements
          ---------------------------------

          See Index to Consolidated Financial Statements under Item 8 of this Form 10-K.

       2. Consolidated Financial Statement Schedules
          ------------------------------------------

          Balance sheets of Lilly ICOS LLC as of December 31, 2001 and 2000, and the related statements of operations, comprehensive operations, members' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2001, and the period from October 2, 1998 (inception) through December 31, 2001.

          Balance sheets of Suncos Corporation as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2001, and the period from February 6, 1997 (inception) through December 31, 2001.

          Independent Auditors' Reports

          All other consolidated financial statement schedules have been omitted as the information is not required or the information required is included in the consolidated financial statements or notes thereto.

       3. Exhibits
          --------

          See Index to Exhibits filed herewith.

    b) Reports on Form 8-K
       -------------------

       The following reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2001:

       1. On November 1, 2001, the Company filed a report containing the ICOS press release for the quarter ended September 30, 2001.

       2. On November 7, 2001, the Company filed a report including certain exhibits pertaining to its registration statement on Form S-3, Registration No. 333-63790.

    d) Lilly ICOS LLC Financial Statements
       -----------------------------------

       Suncos Corporation Financial Statements
       ---------------------------------------

                                LILLY ICOS LLC
                         (A DEVELOPMENT STAGE COMPANY)

                               TABLE OF CONTENTS

                                                                      Page
                                                                      -----
     Independent Auditors' Report                                        58

     Balance Sheets as of December 31, 2001 and 2000                     59

     Statements of Operations for each of the years in the three year-period ended December 31, 2001, and the period from
       October 2, 1998 (inception) through December 31, 2001             60

     Statements of Comprehensive Operations for each of the years in the three-year period ended December 31, 2001, and the period
       from October 2, 1998 (inception) through December 31, 2001        61

     Statements of Members' Equity (Deficit) for each of the years in the three-year period ended December 31, 2001, and the period
       from October 2, 1998 (inception) through December 31, 2001        62

     Statements of Cash Flows for each of the years in the three-year period ended December 31, 2001, and the period from October 2,
       1998 (inception) through December 31, 2001                        63

     Notes to Financial Statements                                    64-65

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Lilly ICOS LLC:

We have audited the accompanying balance sheets of Lilly ICOS LLC (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations, comprehensive operations, members' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2001, and the period from October 2, 1998 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lilly ICOS LLC as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, and the period from October 2, 1998 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Seattle, Washington
January 23, 2002

                                LILLY ICOS LLC
                         (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEETS

                                                             (in thousands)
                                                           ------------------
                                                              December 31,
                                                           ------------------
                                                             2001      2000
                                                           --------  --------

                          ASSETS
 Current assets:
    Cash and cash equivalents                              $      -  $  7,143
    Receivable                                                    -     1,043
                                                           --------  --------
                                                           $      -  $  8,186
                                                           ========  ========
             LIABILITIES AND MEMBERS' DEFICIT

 Current liabilities - accrued expenses payable to members $ 29,206  $ 55,412
 Members' deficit:
    Eli Lilly and Company                                   (14,603)  (23,613)
    ICOS Corporation                                        (14,603)  (23,613)
                                                           --------  --------
        Total members' deficit                              (29,206)  (47,226)
                                                           --------  --------
                                                           $      -  $  8,186
                                                           ========  ========

                See accompanying notes to financial statements.

                                LILLY ICOS LLC
                         (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF OPERATIONS

                                                                          (in thousands)
                                                           --------------------------------------------
                                                                                            Period from
                                                                                             October 2,
                                                                                                1998
                                                                                            (inception)
                                                               Year ended December 31,        through
                                                           -------------------------------  December 31,
                                                             2001       2000       1999         2001
                                                           ---------  ---------  ---------  ------------
Operating expenses:
   Development - contributed technology license from ICOS
     Corporation                                           $  30,000  $  40,000  $  70,000   $ 315,000
   Development - Eli Lilly and Company                        30,338     67,864     39,698     140,951
   Development - ICOS Corporation                              9,014     20,086     19,375      51,962
   General and administrative, related parties                37,280        183        104      37,851
                                                           ---------  ---------  ---------   ---------
       Total operating expenses                              106,632    128,133    129,177     545,764
Interest income                                                  196        663        925       2,102
                                                           ---------  ---------  ---------   ---------
       Net loss                                            $(106,436) $(127,470) $(128,252)  $(543,662)
                                                           =========  =========  =========   =========

                See accompanying notes to financial statements.

                                LILLY ICOS LLC
                         (A DEVELOPMENT STAGE COMPANY)

                    STATEMENTS OF COMPREHENSIVE OPERATIONS

                                                                    (in thousands)
                                                    ---------------------------------------------
                                                                                     Period from
                                                                                      October 2,
                                                                                         1998
                                                                                     (inception)
                                                        Year ended December 31,        through
                                                    -------------------------------  December 31,
                                                      2001       2000       1999         2001
                                                    ---------  ---------  ---------  ------------
Net loss                                            $(106,436) $(127,470) $(128,252)    $(543,662)
Other comprehensive loss:
   Unrealized gain (loss) on investment securities          -         11        (10)            -
                                                    ---------  ---------  ---------     ---------
       Comprehensive loss                           $(106,436) $(127,459) $(128,262)    $(543,662)
                                                    =========  =========  =========     =========

                See accompanying notes to financial statements.

                                LILLY ICOS LLC
                         (A DEVELOPMENT STAGE COMPANY)

                    STATEMENTS OF MEMBERS' EQUITY (DEFICIT)

                                                                     (in thousands)
                                         ---------------------------------------------------------------------
                                               Eli Lilly and Company                    Accumulated    Total
                                         --------------------------------                  other     members'
                                                   Contributions              ICOS     comprehensive  equity
                                          Equity    receivable    Total    Corporation income (loss) (deficit)
                                         --------  ------------- --------  ----------- ------------- ---------
Balances at October 2, 1998 (inception)  $      -    $      -    $      -          -       $         $       -
Member contributions:
 Cash                                     100,000           -     100,000          -          -        100,000
 Technology license                             -           -           -    175,000          -        175,000
 Receivable                                80,000     (80,000)          -          -          -              -
Capital distribution                            -           -           -    (75,000)         -        (75,000)
Unrealized loss on investment securities        -           -           -          -         (1)            (1)
Net loss                                  (90,752)          -     (90,752)   (90,752)         -       (181,504)
---------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998              89,248     (80,000)      9,248      9,248         (1)        18,495
Member contributions:
 Cash                                      15,000      40,000      55,000          -          -         55,000
 Technology license                             -           -           -     70,000          -         70,000
Capital distribution                            -           -           -    (15,000)         -        (15,000)
Unrealized loss on investment securities        -           -           -          -        (10)           (10)
Net loss                                  (64,126)          -     (64,126)   (64,126)         -       (128,252)
---------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999              40,122     (40,000)        122        122        (11)           233
Member contributions:
 Cash                                           -      40,000      40,000          -          -         40,000
 Technology license                             -           -           -     40,000          -         40,000
Unrealized gain on investment securities        -           -           -          -         11             11
Net loss                                  (63,735)          -     (63,735)   (63,735)         -       (127,470)
---------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000             (23,613)          -     (23,613)   (23,613)         -        (47,226)
Member contributions:
 Cash                                      62,228           -      62,228     47,228          -        109,456
 Technology license                             -           -           -     30,000          -         30,000
Capital distribution                            -           -           -    (15,000)         -        (15,000)
Net loss                                  (53,218)          -     (53,218)   (53,218)         -       (106,436)
---------------------------------------------------------------------------------------------------------------
Balances at December 31, 2001            $(14,603)   $      -    $(14,603)  $(14,603)      $  -      $ (29,206)
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

                See accompanying notes to financial statements

                                LILLY ICOS LLC
                         (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF CASH FLOWS

                                                                                (in thousands)
                                                                 --------------------------------------------
                                                                                                  Period from
                                                                                                   October 2,
                                                                                                      1998
                                                                                                  (inception)
                                                                     Year ended December 31,        through
                                                                 -------------------------------  December 31,
                                                                   2001       2000       1999         2001
                                                                 ---------  ---------  ---------  ------------
Cash flows from operating activities:
 Net loss                                                        $(106,436) $(127,470) $(128,252)  $(543,662)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Contributed technology license                                   30,000     40,000     70,000     315,000
   Amortization of investment discounts                                  -       (153)      (398)       (857)
   Change in operating assets and liabilities:
     Receivable                                                      1,043     (1,043)         -           -
     Accrued expenses payable to members                           (26,206)    37,419     11,170      29,206
                                                                 ---------  ---------  ---------   ---------
       Net cash used in operating activities                      (101,599)   (51,247)   (47,480)   (200,313)
                                                                 ---------  ---------  ---------   ---------
Cash flows from investing activities:
 Purchases of investment securities                                      -          -    (37,710)    (62,707)
 Maturities of investment securities                                     -     13,701     49,863      63,564
                                                                 ---------  ---------  ---------   ---------
       Net cash provided by investing activities                         -     13,701     12,153         857
                                                                 ---------  ---------  ---------   ---------
Cash flows from financing activities:
 Member contributions                                              109,456     40,000     55,000     304,456
 Capital distributions                                             (15,000)         -    (15,000)   (105,000)
                                                                 ---------  ---------  ---------   ---------
       Net cash provided by financing activities                    94,456     40,000     40,000     199,456
                                                                 ---------  ---------  ---------   ---------
       Net increase (decrease) in cash and cash equivalents         (7,143)     2,454      4,673           -
Cash and cash equivalents at beginning of period                     7,143      4,689         16           -
                                                                 ---------  ---------  ---------   ---------
Cash and cash equivalents at end of period                       $       -  $   7,143  $   4,689   $       -
                                                                 =========  =========  =========   =========

                See accompanying notes to financial statements

                                LILLY ICOS LLC
                         (A DEVELOPMENT STAGE COMPANY)
                         Notes to Financial Statements

                          December 31, 2001 and 2000
                (Dollars in thousands, unless otherwise noted)

(1) Organization and Business Operations

   Lilly ICOS LLC (the "Company"), a 50/50-owned limited liability company, is a development stage company that was formed in October 1998 by Eli Lilly and Company ("Eli Lilly") and ICOS Corporation ("ICOS") to develop and commercialize PDE5 inhibitors. Profits, losses and distributions, except for distributions for payment of ICOS' exclusive license (see Note 3), are allocated based on respective ownership interests. The Company is developing Cialis(TM) (tadalafil) as an oral therapeutic agent for the treatment of erectile dysfunction and, possibly, other medical conditions. The Company will market any products resulting from this collaborative effort in North America and the countries in the European Union or European Free Trade Area through the services of Eli Lilly and ICOS. For countries outside of North America and these European countries, in exchange for royalty payments, the Company has granted Eli Lilly an exclusive license to develop, manufacture and commercialize the PDE5 inhibitors developed in the collaboration. Lilly ICOS is managed jointly by ICOS and Eli Lilly. Both ICOS and Eli Lilly provide the Company with research, development, marketing and sales services.

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

   (b) Cash and Cash Equivalents

       All highly liquid short-term investments with a maturity at purchase of three months or less are considered to be cash equivalents and are carried at market value.

   (c) Research and Development Costs

       Research and development costs are expensed as incurred.

   (d) Income Taxes

       No provision for federal income taxes is included in the financial statements since such taxes, if any, are payable or recoverable by each member.

   (e) Operating Segments

       The Company has one operating segment, the development and commercialization of PDE5-related products for human therapeutic use.

(3) Equity Transactions

   ICOS contributed to the Company an exclusive license for the PDE5 technology in October 1998, and Eli Lilly contributed to the Company $180 million ($100 million of which was received in October 1998 and $40 million received in both October 1999 and October 2000). ICOS and Eli Lilly each acquired a 50% ownership interest in the Company upon its formation.

   The technology license contributed by ICOS is valued based on the cash contributions from Eli Lilly and the concurrent capital distributions to ICOS discussed below. The contributed technology license was initially valued at $255 million, of which $175 million was recognized in 1998, and $40 million was recognized in both 1999 and 2000. The valuation of the contributed technology license increased $30 million in 1999, upon initiation of a Phase 3 clinical trial program for

   Cialis, and $30 million in 2001, following the filing of a New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA"). The valuation of the contributed technology license may increase by up to an additional $90 million if certain milestones are achieved as provided for in the Limited Liability Company Agreement ("LLC Agreement").

   Under the terms of the LLC Agreement, ICOS received a capital distribution of $75 million in October 1998, and $15 million each upon the initiation of a Phase 3 clinical trial program in September 1999 and following the filing of a NDA with the FDA in June 2001. The $15 million capital distributions were funded by additional capital contributions from Eli Lilly. ICOS may receive up to $45 million in further milestone-related capital distributions based on the achievement of certain objectives as specified in the LLC Agreement. Any further capital distributions related to potential future increases in the valuation of the contributed technology license are also required to be funded by additional capital contributions from Eli Lilly. Subsequent to depletion of the Eli Lilly contribution of $180 million, in the third quarter of 2000, ICOS and Eli Lilly each became responsible for funding 50% of the Company's activities.

(4) License Agreements

   In October 1998, the Company entered into a license agreement with ICOS under which the Company received an exclusive right and license to certain proprietary patent rights, technical information, technology and know-how relating to, and useful in, the manufacture, production and worldwide commercial sale of PDE5 inhibitors for human therapeutic use. The value of the license was charged to development expense, as the underlying technology represented incomplete product research and development.

   Also, in October 1998, the Company entered into a license agreement with Eli Lilly ("the License Agreement"), under which the Company granted to Eli Lilly an exclusive right and license to the PDE5 technology in order to develop, manufacture, market and sell PDE5 inhibitor products in Eli Lilly's territory, as defined in the License Agreement. Under the License Agreement, Eli Lilly will pay to the Company a royalty on net sales of PDE5 inhibitor products that are sold by Eli Lilly, or any of its affiliates or sublicensees, in the Eli Lilly territory.

(5) Research and Development Service Agreement

   In October 1998, the Company entered into a Research and Development Service Agreement ("the R&D Agreement") with Eli Lilly and ICOS. Under the terms of the R&D Agreement, to the extent requested by the Company, Eli Lilly and ICOS will research and develop PDE5 inhibitor products for treatment of human sexual dysfunction. The Company reimburses Eli Lilly and ICOS a per-hour amount, calculated on the basis of actual hours incurred by Eli Lilly and ICOS, plus certain development and administrative expenses. There is no minimum commitment for research and development, and the Company can contract with other parties to provide research and development services.

(6) Marketing and Sales Service Agreement

   In October 1998, the Company entered into a Marketing and Sales Service Agreement with Eli Lilly and ICOS to jointly promote the Company's future products.

(7) Receivable

   The receivable of $1,043 at December 31, 2000, represents an interim award related to legal expenses incurred in connection with a revocation hearing in the United Kingdom between the Company and Pfizer Corporation. Pursuant to a judgement by the court on November 8, 2000, Pfizer was ordered to reimburse the Company for legal costs related to the revocation hearing. Full payment was received from Pfizer in January 2001.

                              SUNCOS CORPORATION
                       (A DEVELOPMENT STAGE CORPORATION)

                               TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                -----
Independent Auditors' Report                                                                                       67

Balance Sheets as of December 31, 2001 and 2000                                                                    68

Statements of Operations for each of the years in the three-year period ended December 31, 2001, and the period
  from February 6, 1997 (inception) through December 31, 2001                                                      69

Statements of Stockholders' Equity and Comprehensive Loss for each of the years in the three-year period ended
  December 31, 2001, and the period from February 6, 1997 (inception) through December 31, 2001                    70

Statements of Cash Flows for each of the years in the three-year period ended December 31, 2001, and the period
  from February 6, 1997 (inception) through December 31, 2001                                                      71

Notes to Financial Statements                                                                                   72-73

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Suncos Corporation:

We have audited the accompanying balance sheets of Suncos Corporation (a development stage corporation) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2001, and the period from February 6, 1997 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suncos Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, and the period from February 6, 1997 (inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

Seattle, Washington
January 23, 2002

                              SUNCOS CORPORATION
                       (A DEVELOPMENT STAGE CORPORATION)

                                BALANCE SHEETS

                                                                                                 (in thousands,
                                                                                               except share data)
                                                                                               ------------------
                                                                                                  December 31,
                                                                                               ------------------
                                                                                                 2001      2000
                                                                                               --------  --------

                                           ASSETS

Current assets - cash and cash equivalents                                                     $  4,363  $  2,511
                                                                                               ========  ========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accrued expenses payable to stockholders                                 $  3,834  $  1,583

Stockholders' equity:
   Common stock, $.0001 par value. 13,000 shares and 10,000 shares, respectively, authorized,
     issued and outstanding at December 31, 2001 and 2000                                             -         -
   Additional paid-in capital                                                                   100,000    70,000
   Deficit accumulated during the development stage                                             (99,471)  (69,072)
                                                                                               --------  --------

       Total stockholders' equity                                                                   529       928
                                                                                               --------  --------

                                                                                               $  4,363  $  2,511
                                                                                               ========  ========

                See accompanying notes to financial statements.

                              SUNCOS CORPORATION
                       (A DEVELOPMENT STAGE CORPORATION)

                           STATEMENTS OF OPERATIONS

                                                              (in thousands)
                                                -----------------------------------------
                                                                              Period from
                                                                              February 6,
                                                                                  1997
                                                                              (inception)
                                                   Year ended December 31,      through
                                                ----------------------------  December 31,
                                                  2001      2000      1999        2001
                                                --------  --------  --------  ------------
Operating expenses:
   Development - Suntory Limited                $    131  $    459  $    942    $  5,240
   Development - ICOS Corporation                 29,363    14,612    24,288      93,849
   General and administrative, related parties     1,045       601       814       3,051
                                                --------  --------  --------    --------
       Total operating expenses                   30,539    15,672    26,044     102,140
Interest income                                      140       166       430       2,669
                                                --------  --------  --------    --------
       Net loss                                 $(30,399) $(15,506) $(25,614)   $(99,471)
                                                ========  ========  ========    ========

                See accompanying notes to financial statements.

                              SUNCOS CORPORATION
                       (A DEVELOPMENT STAGE CORPORATION)

           STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                                                                        (in thousands, except share data)
                                                         ---------------------------------------------------------------
                                                                                                  Deficit
                                                                                   Accumulated  accumulated
                                                         Common stock  Additional     other     during the      Total
                                                         -------------  paid-in   comprehensive development stockholders'
                                                         Shares Amount  capital   income (loss)    stage       equity
                                                         ------ ------ ---------- ------------- ----------- -------------
Balances at February 6, 1997 (inception)                      -   $-    $      -       $ -       $      -     $      -
Issuance of common stock - 3,000 shares for $30,000 cash
 and 3,000 shares in exchange for technology              6,000    -      30,000         -              -       30,000
Comprehensive loss:
  Net loss                                                    -    -           -         -        (12,057)     (12,057)
  Unrealized loss on investment securities                    -    -           -        (2)             -           (2)
                                                                                                              --------
  Total comprehensive loss                                    -    -           -         -              -      (12,059)
-------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997                             6,000    -      30,000        (2)       (12,057)      17,941
Comprehensive loss:
  Net loss                                                    -    -           -         -        (15,895)     (15,895)
  Unrealized gain on investment securities                    -    -           -         2              -            2
                                                                                                              --------
  Total comprehensive loss                                    -    -           -         -              -      (15,893)
-------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998                             6,000    -      30,000         -        (27,952)       2,048
Issuance of 3,000 shares of common stock for cash         3,000    -      30,000         -              -       30,000
Net loss                                                      -    -           -         -        (25,614)     (25,614)
-------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999                             9,000    -      60,000         -        (53,566)       6,434
Issuance of 1,000 shares of common stock for cash         1,000    -      10,000         -              -       10,000
Net loss                                                      -    -           -         -        (15,506)     (15,506)
-------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000                            10,000    -      70,000         -        (69,072)         928
Issuance of 3,000 shares of common stock for cash         3,000    -      30,000         -              -       30,000
Net loss                                                      -    -           -         -        (30,399)     (30,399)
-------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2001                            13,000   $-    $100,000       $ -       $(99,471)    $    529
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                              SUNCOS CORPORATION
                       (A DEVELOPMENT STAGE CORPORATION)

                           STATEMENTS OF CASH FLOWS

                                                                                             (in thousands)
                                                                               -----------------------------------------
                                                                                                             Period from
                                                                                                             February 6,
                                                                                                                 1997
                                                                                                             (inception)
                                                                                  Year ended December 31,      through
                                                                               ----------------------------  December 31,
                                                                                 2001      2000      1999        2001
                                                                               --------  --------  --------  ------------
Cash flows from operating activities:
   Net loss                                                                    $(30,399) $(15,506) $(25,614)   $(99,471)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Amortization of investment discounts                                           -         -         -      (1,113)
       Change in operating assets and liabilities:
          Interest receivable                                                         -         -        43           -
          Accrued expenses payable to stockholders                                2,251      (347)   (1,850)      3,834
                                                                               --------  --------  --------    --------
              Net cash used in operating activities                             (28,148)  (15,853)  (27,421)    (96,750)
                                                                               --------  --------  --------    --------
Cash flows from investing activities:
   Purchases of investment securities                                                 -         -   (12,700)    (68,527)
   Maturities of investment securities                                                -         -    17,761      69,640
                                                                               --------  --------  --------    --------
              Net cash provided by investing activities                               -         -     5,061       1,113
                                                                               --------  --------  --------    --------
Cash provided by financing activities - proceeds from issuance of
  common stock                                                                   30,000    10,000    30,000     100,000
                                                                               --------  --------  --------    --------
              Net increase (decrease) in cash and cash equivalents                1,852    (5,853)    7,640       4,363
Cash and cash equivalents at beginning of period                                  2,511     8,364       724           -
                                                                               --------  --------  --------    --------
Cash and cash equivalents at end of period                                     $  4,363  $  2,511  $  8,364    $  4,363
                                                                               ========  ========  ========    ========

                See accompanying notes to financial statements.

                              SUNCOS CORPORATION
                       (A DEVELOPMENT STAGE CORPORATION)
                         Notes to Financial Statements

                          December 31, 2001 and 2000
        (Dollars in thousands, except share data or as otherwise noted)

(1) Organization and Business Operations

   Suncos Corporation (the "Company") is a development stage corporation that was formed in February 1997 by ICOS Corporation ("ICOS") and Suntory Limited of Japan ("Suntory") to develop and commercialize Pafase(R) products for human therapeutic use. ICOS and Suntory each own 50% of the Company. The Company has an exclusive license to all rights to Pafase(R) on a worldwide basis. The Company granted Suntory exclusive rights to develop and commercialize Pafase(R) in Japan and granted ICOS exclusive rights to develop and commercialize Pafase(R) in the United States. The Company retains the rights to develop and commercialize Pafase(R) in the rest of the world. Suncos is managed jointly by ICOS and Suntory. Both ICOS and Suntory provide the Company with research and development services.

   In February 1997, ICOS made an initial capital contribution to the Company of an exclusive license for Pafase(R) technology and Suntory made a $30 million cash capital contribution. Each party received 3,000 shares of common stock for their contributions. The technology contributed to the Company by ICOS had a zero basis for financial reporting purposes and, accordingly, the Company recorded no value for ICOS' initial contribution. The initial $30 million cash contribution from Suntory was depleted in 1999. Subsequent to depletion of the initial cash contribution, both ICOS and Suntory have made additional cash capital contributions to the Company in equal dollar amounts in exchange for equal numbers of shares of common stock. Any future amounts to be invested in the Company are at the discretion of ICOS and Suntory.

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

   (b) Cash and Cash Equivalents

       All highly liquid short-term investments with a maturity at purchase of three months or less are considered to be cash equivalents and are carried at market value.

   (c) Research and Development Costs

       Research and development costs are expensed as incurred.

   (d) Income Taxes

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

   (e) Operating Segments

       The Company has one operating segment, the development and commercialization of Pafase(R) products for human therapeutic use.

(3) Financing

   The Company has experienced recurring losses from operations and has a deficit accumulated during the development stage of $99,471 at December 31, 2001.

   The Company's existing cash and cash equivalents were sufficient to fund operations into the first quarter of 2002. As of the date of this report, ICOS and Suntory are discussing additional funding to the joint venture. To continue operations, the Company will need to obtain additional financing from the joint venture partners or other sources. There is no assurance that such financing will be available. If additional funds are not available, the Company will be required to delay, reduce, or eliminate its research and development programs.

(4) Development and Supply Agreement

   The Company has a Development and Supply Agreement (the "Agreement") with ICOS and Suntory. Under the terms of the Agreement, ICOS and Suntory conduct development work with respect to the improvement and commercial development of the Pafase(R) technology. The Company reimburses ICOS and Suntory for certain actual expenses, plus a 5% profit margin. ICOS has agreed to supply the Company and Suntory with sufficient amounts of Pafase(R) to carry out the goals and purposes of the development program.

   The Agreement terminates at the earlier of December 2011, the liquidation of the Company or completion of the development program.

(5) Services Agreements

   The Company has agreements with ICOS and Suntory, whereby both companies have agreed to make general management support available in connection with the daily operation of the Company and provide commercial development, marketing research and administrative services to the Company.

(6) Federal Income Taxes

   The Company has realized no income tax benefit since its inception due to the inability to utilize net operating loss carryforwards.

   Carryforwards which give rise to deferred tax assets at December 31, 2001 and 2000 consist of the following:

                                                 2001      2000
                                               --------  --------
              Net operating loss carryforwards $ 34,815  $ 24,175
              Less valuation allowance          (34,815)  (24,175)
                                               --------  --------
               Net deferred tax assets         $      -  $      -
                                               ========  ========

   The increase in the valuation allowance was $10,640, $5,962 and $8,709 in 2001, 2000 and 1999, respectively.

   At December 31, 2001, the Company has net operating loss carryforwards of $99,471 available to offset future taxable income, which expire from 2013 to 2020.

                               Index to Exhibits

                                                                                                            Note
                                                                                                            ----
3.1   Restated Certificate of Incorporation of ICOS Corporation                                              A
3.2   Restated Bylaws of ICOS Corporation                                                                    P
4.1   Restated Certificate of Incorporation of ICOS Corporation (included in Exhibit 3.1)
10.1  ICOS Corporation 1989 Stock Option Plan (Amended and Restated as of January 8, 1997)                   E
10.2  ICOS Corporation 1991 Stock Option Plan for Non-employee Directors (Amended and Restated as of
      January 8, 1997)                                                                                       E
10.3  ICOS Corporation 1999 Stock Option Plan                                                                K
10.4  Employment Agreement dated as of September 16, 1993 between Gary Wilcox and ICOS Corporation           C
10.5  Employment agreement between Paul N. Clark and ICOS Corporation dated June 11, 1999                    L
10.6  Industrial Real Estate Lease dated August 1, 1992 between Trinity at Canyon Park and ICOS Corporation  B
10.7  Real Estate Purchase and Sale Agreement dated October 30, 1992 between Canyon Park Business Center
      Limited Partnership and ICOS Corporation                                                               B
10.8  Industrial Real Estate Lease dated December 20, 1996 between WRC Properties, Inc. and ICOS
      Corporation                                                                                            H
10.9  Industrial Real Estate Lease dated August 6, 1993 between John H. Harland Company and ICOS
      Corporation                                                                                            C
10.10 Industrial Real Estate Lease Agreement dated May 20, 1997 between Benaroya Capital Company, LLC and
      ICOS Corporation                                                                                       H
10.11 Industrial Real Estate Lease Renewal and Amendment Agreement dated August 5, 1997 between WRC
      Properties, Inc. and ICOS Corporation                                                                  H
10.12 Second Amendment dated October 30, 1998 to Industrial Real Estate Lease Agreement between Teachers
      Insurance & Annuity Association of America, Inc., as successors to WRC Properties, Inc., and ICOS
      Corporation                                                                                            J
10.13 Industrial Real Estate Lease Agreement dated January 7, 1999 between CarrAmerica Realty Corporation
      and ICOS Corporation                                                                                   J
10.14 Industrial Real Estate Lease Agreement dated September 6, 2000 between Benaroya Capital Company,
      LLC and ICOS Corporation                                                                               N
10.15 R&D Collaboration/License Agreement dated April 1, 1995 between Abbott Laboratories and ICOS
      Corporation                                                                                            D*
10.16 First Amendment to R & D Collaboration/License Agreement dated April 1, 1995 between Abbott
      Laboratories and ICOS Corporation                                                                      F*
10.17 Shareholders Agreement, entered into December 18, 1996, among ICOS Corporation, Suntory Limited and
      Suncos Corporation.                                                                                    E*
10.18 rPAF-AH License Agreement, dated February 6, 1997, between ICOS Corporation and Suncos Corporation     E*
10.19 Development and Supply Agreement, dated February 6, 1997, among ICOS Corporation, Suntory Limited
      and Suncos Corporation                                                                                 E*
10.20 ICOS Services Agreement, dated February 6, 1997, between Suncos Corporation and ICOS Corporation       E*
10.21 ICOS License Agreement, dated February 6, 1997, between Suncos Corporation and ICOS Corporation        E*
10.22 Agreement of Limited Partnership dated as of June 5, 1997, by and among ICOS Development
      Corporation, as general partner, and each of the limited partners of ICOS Clinical Partners, L.P.      G*
10.23 Purchase Agreement dated as of June 5, 1997 between ICOS Corporation and each of the Limited Partners
      from time to time of ICOS Clinical Partners, L.P.                                                      G*
10.24 Product Development Agreement, dated as of June 5, 1997, by and between ICOS Corporation and ICOS
      Clinical Partners, L.P.                                                                                G*
10.25 Limited Liability Company Agreement of Lilly ICOS LLC (the "LLC Agreement") dated September 30,
      1998 between ICOS Corporation and Eli Lilly and Company, including Exhibit E thereto.                  I*
10.26 Lilly License Agreement, dated September 30, 1998, between Lilly ICOS LLC and Eli Lilly and Company
      (Exhibit A to the LLC Agreement).                                                                      I*
10.27 PDE5 License Agreement, dated September 30, 1998, between ICOS Corporation and Lilly ICOS LLC
      (Exhibit B to the LLC Agreement).                                                                      I*
10.28 Research and Development Agreement, dated September 30, 1998, among ICOS Corporation, Lilly ICOS
      LLC and Eli Lilly and Company (Exhibit C to the LLC Agreement).                                        I*
10.29 Marketing and Sales Service Agreement, dated September 30, 1998, between ICOS Corporation, Lilly
      ICOS LLC, and Eli Lilly and Company (Exhibit F to the LLC Agreement).                                  I*

10.30 Agreement of Limited Partnership of ICOS-Texas Biotechnology L.P. (the "ICOS-TBC Agreement") dated
      June 6, 2000, among ICOS-ET-LP LLC, Texas Biotechnology Corporation, ICOS-ET-GP LLC and
      TBC-ET, Inc., including Exhibit D thereto.                                                            M*
10.31 Endothelin License Agreement dated June 6, 2000, between Texas Biotechnology Corporation and
      ICOS--Texas Biotechnology L.P. (Exhibit A to the ICOS-TBC Agreement).                                 M*
10.32 Research and Development Service Agreement dated June 6, 2000, among ICOS Corporation, Texas
      Biotechnology Corporation and ICOS-Texas Biotechnology L.P. (Exhibit B to the ICOS-TBC Agreement).    M*
10.33 Formation and Performance Agreement, dated June 6, 2000, by and between ICOS Corporation and Texas
      Biotechnology Corporation.                                                                            M*
10.34 Restated R&D Collaboration/License Agreement dated May 31, 2000, between ICOS Corporation and
      Abbott Laboratories.                                                                                  M*
10.35 Development and Marketing Collaboration Agreement, dated July 11, 2001, between Biogen, Inc. and
      ICOS Corporation                                                                                      O*
10.36 First Amendment dated April 11, 2001, to Industrial Real Estate Lease Agreement dated January 7, 1999
      between CarrAmerica Realty Corporation and ICOS Corporation                                           Q
23.1  Consent of KPMG LLP (ICOS Corporation)                                                                Q
23.2  Consent of KPMG LLP (Lilly ICOS LLC)                                                                  Q
23.3  Consent of KPMG LLP (Suncos Corporation)                                                              Q

Note
----
 A   Filed as an exhibit to the Company's Registration Statement (Registration No. 333-3312) effective May 7, 1996 and incorporated herein by reference.
 B   Filed as an exhibit to the Company's Form 10-K Annual Report on March 29, 1993 and incorporated herein by reference.
 C   Filed as an exhibit to the Company's Form 10-Q Quarterly Report on November 2, 1993 and incorporated herein by reference.
 D   Filed as an exhibit to the Company's Form 10-Q Quarterly Report on May 12, 1995 and incorporated herein by reference.
 E   Filed as an exhibit to the Company's Form 10-K Annual Report on March 31, 1997 and incorporated herein by reference.
 F   Filed as an exhibit to the Company's Form 10-Q Quarterly Report on August 14, 1997 and incorporated herein by reference.
 G   Filed as an exhibit to the Company's Form 8-K Current Report on August 26, 1997 and incorporated herein by reference.
 H   Filed as an exhibit to the Company's Form 10-Q Quarterly Report on November 17, 1997 and incorporated herein by reference.
 I   Filed as an exhibit to the Company's Form 10-Q Quarterly Report on November 13, 1998 and incorporated herein by reference.
 J   Filed as an exhibit to the Company's Form 10-K Annual Report on March 31, 1999 and incorporated herein by reference.
 K   Filed as an exhibit to the Company's definitive Proxy Statement dated March 30, 1999 and incorporated herein by reference.
 L   Filed as an exhibit to the Company's Form 10-Q Quarterly Report on August 13, 1999 and incorporated herein by reference.
 M   Filed as an exhibit to the Company's Form 10-Q Quarterly Report on August 14, 2000 and incorporated herein by reference.
 N   Filed as an exhibit to the Company's Form 10-K Annual Report on March 29, 2001 and incorporated herein by reference.
 O   Filed as an exhibit to the Company's Form 10-Q Quarterly Report on August 14, 2001 and incorporated herein by reference.
 P   Filed as an exhibit to the Company's Form 10-Q Quarterly Report on November 14, 2001 and incorporated herein by reference.
 Q   Filed with this document.
 *   Confidential treatment has been granted with respect to portions of this exhibit.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bothell, State of Washington, on the 28th day of March, 2002.

                                          ICOS CORPORATION
                                          (Registrant)

                                              /s/ PAUL N. CLARK
                                          By: _______________________________
                                              Paul N. Clark
                                              Chairman of the Board of
                                                Directors,
                                              Chief Executive Officer and
                                                President
                                              (Principal Executive Officer)

                                              /s/ MICHAEL A. STEIN
                                          By: _______________________________
                                              Michael A. Stein
                                              Vice President and Chief
                                                Financial Officer
                                              (Principal Financial and
                                                Accounting Officer)

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

          Signature                       Title                  Date
          ---------                       -----                  ----

      /s/ PAUL N. CLARK       Chairman of the Board of      March 28, 2002
----------------------------- Directors, Chief Executive
        Paul N. Clark         Officer and President
                              (Principal Executive Officer)

     /s/ GARY L. WILCOX       Director and Executive Vice   March 28, 2002
----------------------------- President, Operations
       Gary L. Wilcox

      /s/ FRANK T. CARY       Director                      March 28, 2002
-----------------------------
        Frank T. Cary

    /s/ JAMES L. FERGUSON     Director                      March 28, 2002
-----------------------------
      James L. Ferguson

----------------------------- Director
    William H. Gates, III

----------------------------- Director
      David V. Milligan

    /s/ ROBERT W. PANGIA      Director                      March 28, 2002
-----------------------------
      Robert W. Pangia

    /s/ WALTER B. WRISTON     Director                      March 28, 2002
-----------------------------
      Walter B. Wriston