Form 10-Q
period 2002-03-31
ICOS CORP / DE
filed 2002-05-14
CIK 874294

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-19171

ICOS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	91-1463450

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22021 - 20th Avenue S.E., Bothell, WA        98021

(Address of principal executive offices)        (Zip code)

(425) 485-1900

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at April 30, 2002
Common Stock, $0.01 par value	60,396,333

ICOS CORPORATION

PART 1:    Financial Information

ITEM 1:    Financial Statements

ICOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	(in thousands, except per share data)
	Three Months Ended March 31,
	2002	2001
Revenue:
Collaboration revenue from related parties	$19,356	$11,726
Licenses of technology, primarily to related parties	1,380	6,614
Other	1,800	560

Total revenue	22,536	18,900

Operating expenses:
Research and development	35,398	23,025
Selling, general and administrative	4,967	1,487

Total operating expenses	40,365	24,512

Operating loss	(17,829)	(5,612)

Other income (expense):
Equity in losses of affiliates	(24,724)	(12,993)
Interest and other income	3,333	3,452

Total other income (expense)	(21,391)	(9,541)

Net loss	$(39,220)	$(15,153)

Net loss per common share – basic and diluted	$(0.65)	$(0.29)

Weighted-average common shares outstanding – basic and diluted	60,017	52,531

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands)
	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$209,396	$260,905
Investment securities, at market value	135,654	143,435
Interest receivable	3,146	3,834
Receivables from affiliates	24,156	11,405
Other	5,949	5,326

Total current assets	378,301	424,905
Investment securities, at market value	85,474	62,533
Property and equipment, net	20,356	19,754
Other assets	151	395

	$484,282	$507,587

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Payables and accruals	$25,247	$21,079
Due to affiliates	26,970	18,132
Deferred license fee revenue	3,744	4,329

Total current liabilities	55,961	43,540

Deferred license fee revenue	10,176	10,297

Stockholders’ equity:
Common stock	602	597
Additional paid-in capital	759,484	754,674
Accumulated other comprehensive income (loss)	(372)	828
Accumulated deficit	(341,569)	(302,349)

Total stockholders’ equity	418,145	453,750

	$484,282	$507,587

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	(in thousands)
	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(39,220)	$(15,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,445	1,271
Equity in losses of affiliates	24,724	12,993
Deferred license fee revenue	(706)	(6,614)
Change in operating assets and liabilities:
Receivables	(9,558)	(7,352)
Other assets	(882)	(886)
Payables and accruals	2,115	(738)
Other	105	(66)

Net cash used in operating activities	(20,977)	(16,545)

Cash flows from investing activities:
Purchases of investment securities	(83,577)	(23,949)
Maturities of investment securities	43,695	13,090
Sales of investment securities	22,381	10,545
Acquisitions of property and equipment	(1,906)	(958)
Investments in affiliates	(15,642)	—

Net cash used in investing activities	(35,049)	(1,272)

Cash flows from financing activities:
Proceeds from stock options and warrants	4,517	3,975

Decrease in cash and cash equivalents	(51,509)	(13,842)

Cash and cash equivalents, beginning of period	260,905	194,708

Cash and cash equivalents, end of period	$209,396	$180,866

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands unless otherwise noted)
(unaudited)

1.    Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements present the results of operations, financial position and cash flows of ICOS Corporation and its wholly owned subsidiaries, herein collectively referred to as “ICOS”.

The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2001.

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

In our opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2002 and December 31, 2001, and our results of operations and cash flows for the three months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of results for a full year. All material intercompany transactions and balances between entities consolidated in these financial statements have been eliminated.

2.    Revenue from Collaborations and Licenses of Technology, and Equity in Losses of Affiliates

The following tables summarize our revenue from collaborations with related parties and licenses of technology, and equity in losses of affiliates for the three months ended March 31, 2002 and 2001.

	Three Months Ended March 31,
	2002	2001
Collaboration revenue from related parties:
Lilly ICOS LLC	$1,361	$3,694
Suncos Corporation	13,889	4,231
ICOS-Texas Biotechnology L.P.	4,106	2,061
ICOS Clinical Partners, L.P.	—	1,740

	$19,356	$11,726

Licenses of technology, primarily to related parties*:
Lilly ICOS LLC	$623	$6,410
ICOS Clinical Partners, L.P.	427	204
Biogen, Inc.	330	—

	$1,380	$6,614

Equity in losses of affiliates:
Lilly ICOS LLC	$(14,230)	$(9,181)
Suncos Corporation	(7,984)	(2,134)
ICOS-Texas Biotechnology L.P.	(2,510)	(1,656)
ICOS Clinical Partners, L.P.	—	(22)

	$(24,724)	$(12,993)

*
For the three months ended March 31, 2002 and 2001, we recognized as revenue $1.0 million and $6.6 million, respectively, of the $63.1 million deferred in 2000 as a result of a change in accounting for certain revenues.

3.    Affiliate Operating Results

The following tables summarize the operating results of our affiliates for the three months ended March 31, 2002 and 2001.

	Three Months Ended March 31,
	2002	2001
Lilly ICOS LLC:
Research and development expenses	$(12,023)	$(13,367)
Selling, general and administrative expenses	(16,437)	(4,995)

Net loss	$(28,460)	$(18,362)

Suncos Corporation:
Research and development expenses	$(15,818)	$(4,283)
General and administrative expenses	(164)	—
Interest income	13	15

Net loss	$(15,969)	$(4,268)

ICOS-Texas Biotechnology L.P.:
Research and development expenses	$(5,008)	$(3,294)
General and administrative expenses	(12)	(18)

Net loss	$(5,020)	$(3,312)

4.    Comprehensive Loss

	Three Months Ended March 31,
	2002	2001
Net loss	$(39,220)	$(15,153)
Net unrealized gains (losses) on investment securities	(1,200)	95

Comprehensive loss	$(40,420)	$(15,058)

5.    Net Loss Per Common Share

Net loss per common share is calculated using the weighted-average number of common shares outstanding during the period. For the three months ended March 31, 2002, options to acquire 8.6 million shares of common stock and warrants to acquire 9.1 million shares of common stock were excluded from the computation of net loss per common share because their impact would be antidilutive. For the three months ended March 31, 2001, options to acquire 8.4 million shares of common stock and warrants to acquire 10.0 million shares of common stock were excluded from the computation of net loss per common share because their impact would be antidilutive.

ITEM 2:    Management’s Discussion and Analysis of Results of Operations and Financial Condition

Risks and Uncertainties

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements based on current expectations that are subject to risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “should” or “will” or the negative of those terms or comparable terminology. Our actual results and the timing of events could differ materially from those anticipated or implied by the forward-looking statements discussed here as a result of various factors. Factors that could cause or contribute to such differences include risks associated with clinical development, regulatory approvals, product commercialization, intellectual property claims, litigation and other risks discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2001. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Overview

ICOS Corporation is a product-driven company that has expertise in both protein-based and small molecule therapeutics. We combine our capabilities in molecular, cellular and structural biology, high throughput drug screening, medicinal chemistry and gene expression profiling, to develop highly innovative products with significant commercial potential. To enhance our internal development efforts, we have established collaborations with other pharmaceutical and biotechnology companies, including Eli Lilly and Company (“Eli Lilly”), Suntory Limited (“Suntory”), Texas Biotechnology Corporation (“Texas Biotechnology”) and Biogen, Inc. (“Biogen”).

We and our partners currently have the following product candidates in late-stage development: Cialis™ (tadalafil), for the treatment of erectile dysfunction, for which we are seeking regulatory approval in the U.S. and Europe; Pafase®, which is being evaluated in a Phase 3 clinical trial for the treatment of severe sepsis and, following an independent monitoring board’s review of data from a first interim analysis, is continuing to enroll patients with a second interim analysis expected in the first half of 2003; and sitaxsentan, which is being evaluated in a Phase 2b/3 clinical trial for pulmonary hypertension that completed patient enrollment during the second quarter of 2002. Additionally, we continue to develop our earlier-stage clinical product candidates, IC14, IC747, IC485, TBC3711 and resiniferatoxin (RTX™), which encompass a variety of therapeutic approaches to address needs in both chronic and acute diseases.

Recent Event

On April 29, 2002, Lilly ICOS LLC (“Lilly ICOS”) received an approvable letter from the U.S. Food and Drug Administration (“FDA”) for Cialis™ (tadalafil) for the treatment of erectile dysfunction. The letter indicated that FDA approval for Cialis™ is conditional upon completion of additional confirmatory pharmacology studies, labeling discussions and manufacturing inspections. Currently, a U.S. launch for Cialis™ is projected to occur in 2003. The commercial launch of Cialis™ in Europe is dependent upon the approval of the application submitted by Lilly ICOS to the European Agency for the Evaluation of Medicinal Products in June 2001.

As a result of the FDA action, Lilly ICOS’ loss and cash requirements in 2002 should be less than previously expected because substantial launch and other marketing expenses will be postponed. Further, since the U.S. launch is now projected to occur in 2003, Lilly ICOS’ loss and cash requirements for that year are likely to be higher than expectations prior to the FDA action.

Results of Operations

Revenue

Revenue for the first quarter of 2002 increased 19% to $22.5 million, compared to $18.9 million for the first quarter of 2001.

First quarter 2002 collaboration revenue from related parties (“cost reimbursement revenue”) was $19.4 million, compared to $11.7 million in the first quarter of 2001. The increase in cost reimbursement revenue primarily relates to the Pafase® Phase 3 clinical trial for severe sepsis and the sitaxsentan Phase 2b/3 clinical trial for pulmonary arterial hypertension. These increases were partially offset by a decrease in cost reimbursement revenue related to Cialis™, as certain clinical activities were completed prior to the submission of the New Drug Application (“NDA”) to the FDA in June 2001. Revenue from ICOS Clinical Partners, L.P. (“ICOS Clinical Partners”) also declined, as funding under the related services agreement ended in the first quarter of 2001.

Revenue from licenses of technology was $1.4 million in the first quarter of 2002, compared to $6.6 million in the first quarter of 2001. The decrease was primarily due to the completion of Cialis™ development activities prior to the filing of the NDA in 2001.

During the first quarter of 2002, we also recognized $1.8 million in revenue related to the development and manufacture of third party clinical materials, compared to $0.6 million in the first quarter of 2001. The increase reflects the growth of our contract manufacturing program since its inception in the fourth quarter of 2000.

Operating Expenses

Total operating expenses increased 65% to $40.4 million in the first quarter of 2002, compared to $24.5 million in the first quarter of 2001.

Research and development expense increased 54% to $35.4 million in the first quarter of 2002, compared to $23.0 million in the first quarter of 2001, mainly due to the progression of development activities for Pafase® and sitaxsentan. These increases were partially offset by lower Cialis™ clinical program costs, compared to the first quarter of 2001, due to the completion of Cialis™ development activities prior to filing the NDA in 2001.

Selling, general and administrative expense increased $3.5 million, to $5.0 million in the first quarter of 2002, compared to $1.5 million in the first quarter of 2001. The increase reflects growth of the Company’s corporate sales and marketing functions to support the anticipated commercial launch of Cialis™.

Equity in Losses of Affiliates

During the first quarter of 2002, we recognized $24.7 million in losses related to our equity interests in affiliates, an increase of $11.7 million compared to the first quarter of 2001. The increase primarily reflects higher operating losses from Lilly ICOS and Suncos Corporation (“Suncos”), due to marketing costs associated with the anticipated commercial launch of Cialis™ and the progression of development activities for Pafase®, respectively.

Net Loss

We reported a net loss of $39.2 million ($0.65 per share) for the first quarter of 2002, compared to a net loss of $15.2 million ($0.29 per share) for the first quarter of 2001.

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

We have incurred significant operating losses since we began operations in September 1990 and, as of March 31, 2002, we had an accumulated deficit of $341.6 million. We expect that our operating expenses will increase during 2002 and subsequent years as we attempt to complete development of our product candidates, obtain necessary regulatory approvals, and manufacture and market these product candidates. In particular, we expect to incur substantial sales, marketing and other costs related to commercializing Cialis™ when we obtain expected final regulatory approval for this product candidate in the U.S and elsewhere. Our joint venture and collaboration activities are subject to the oversight of both parties. However, the clinical, development, marketing and sales activities of our affiliates are not entirely within our control. In the future, we may pursue our internal research, development, marketing and sales activities more aggressively and, when beneficial to do so, establish additional collaborations. As a result of these factors, we do not expect to be profitable for at least three years.

Liquidity and Capital Resources

At March 31, 2002, we had cash, cash equivalents, investment securities and associated interest receivable of $433.7 million, compared to $470.7 million at December 31, 2001.

We used $21.0 million in cash for operating activities during the first quarter of 2002, compared to $16.5 million during the first quarter of 2001. The increase in cash used for operating activities was primarily due to higher research and development expenses in the first quarter of 2002, and the timing of cost reimbursements from our affiliates.

We used $35.0 million in cash for investing activities during the first quarter of 2002, compared to $1.3 million in the first quarter of 2001. Cash used in investing activities in the first quarter of 2002 included a $17.5 million net increase in our investment portfolio, compared to $0.3 million in the first quarter of 2001. The increase in our investment portfolio in the first quarter of 2002 was primarily due to the conversion of cash equivalents held at the end of the prior year into investments with slightly longer maturities. Investing outflows in the first quarter of 2002 also included $15.6 million of affiliate capital contributions, reflecting funding of our proportionate share of affiliate operations. No affiliate capital contributions were made in the first quarter of 2001, as funding of affiliate operations did not occur until later in the year.

We generated $4.5 million in cash proceeds from stock options and warrants in the first quarter of 2002, compared to $4.0 million during the first quarter of 2001.

Our future cash requirements will depend on various factors, many of which are beyond our control, including:

•	obtaining regulatory approval for and continued progress in commercializing Cialis™ in the U.S. and elsewhere;

•	funding levels for research and development programs;

•	the results of clinical trials and preclinical studies;

•	acquisitions of products or technologies, if any;

•	relationships with research and development collaborators;

•	capital contributions to our affiliates;

•	royalty payments to ICOS Clinical Partners in the event of commercialization of Pafase®;

•	competing technological and market development activities;

•	the time and costs involved in filing and prosecuting patents and enforcing and defending patent claims;

•	the regulatory process in the United States and other countries; and

•	the time and costs of manufacturing, scale-up and commercialization activities.

We have engaged in collaborations and joint development agreements with other parties where the capabilities and strategies of the other parties complement ours. Although corporate collaborations, partnerships and joint ventures have provided cost reimbursement revenue to us in the past, we cannot assure you that this type of revenue will be available to us in the future.

We intend to expand our operations and hire personnel necessary to continue development of our current portfolio of product candidates in clinical trials, as well as to continue discovery and preclinical research to identify additional product candidates. We also intend to continue to engage in pre-marketing activities necessary to bring our product candidates to market and to establish marketing and selling capabilities for product candidates ready for commercialization. We anticipate that expansion of these activities will increase operating expenses in the future. Furthermore, we will need to make incremental expenditures for additional laboratory, production and office facilities to accommodate the activities and personnel associated with these increased development and commercialization efforts.

We anticipate that our existing cash and cash equivalents, investment securities, interest income from our investments, cash flow from other operating activities, including anticipated payments from Lilly ICOS, Suncos, and ICOS-Texas Biotechnology L.P., cash flow from potential future collaborations, and the line of credit available to us under an agreement with Biogen, will be sufficient to fund operations at least until 2005. However, depending on our product development and marketing and sales efforts, including those associated with the anticipated commercialization of Cialis™, it is possible that we may need additional financing prior to that time. Additional financing may not be available when we need it or may be unavailable on acceptable terms. If we are unable to raise additional funds when we need them, we may be required to delay, scale back or eliminate expenditures for some of our development programs or grant rights to third parties to develop and market product candidates that we would prefer to develop and market internally.

ITEM 3.    Quantitative and Qualitative Disclosure about Market Risk

At March 31, 2002, our financial instruments consist of cash, cash equivalents and marketable investment securities. We do not use derivative financial instruments in our investment portfolio. Because of the relatively short maturities of our investments, we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments.

PART II.    Other Information

ITEM 6:    Exhibits and Reports on Form 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K

On January 30, 2002, the Company filed a report regarding financial guidance communicated during a conference call held on January 29, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICOS CORPORATION

Date:	May 13, 2002	By:	/S/ MICHAEL A. STEIN
Michael A. Stein Vice President and Chief Financial Officer (Principal Financial Officer)