Form 10-Q
period 2002-06-30
ICOS CORP / DE
filed 2002-08-14
CIK 874294

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at July 31, 2002
Common Stock, $0.01 par value	61,976,304

ICOS CORPORATION
FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

PART I: Financial Information

ITEM 1: Financial Statements

ICOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share data)
Revenue:
Collaboration revenue from related parties	$17,909	$12,399	$37,265	$24,125
Licenses of technology, primarily to related parties	634	20,301	2,014	26,915
Contract manufacturing	3,432	1,014	5,232	1,574

Total revenue	21,975	33,714	44,511	52,614

Operating expenses:
Research and development	35,248	26,718	70,646	49,743
Selling, general and administrative	4,867	1,973	9,834	3,460

Total operating expenses	40,115	28,691	80,480	53,203

Operating income (loss)	(18,140)	5,023	(35,969)	(589)

Other income (expense):
Equity in losses of affiliates	(25,277)	(13,455)	(50,001)	(26,448)
Interest and other income	3,012	3,165	6,345	6,617

Total other income (expense)	(22,265)	(10,290)	(43,656)	(19,831)

Net loss	$(40,405)	$(5,267)	$(79,625)	$(20,420)

Net loss per common share—basic and diluted	$(0.66)	$(0.10)	$(1.31)	$(0.39)

Weighted average common shares outstanding—basic and diluted	61,148	53,075	60,586	52,803

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$134,976	$260,905
Investment securities, at market value	58,717	143,435
Interest receivable	4,459	3,834
Receivables from affiliates	27,025	11,405
Other	5,181	5,326

Total current assets	230,358	424,905
Investment securities, at market value	214,095	62,533
Property and equipment, net	21,428	19,754
Other assets	790	395

	$466,671	$507,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payables and accruals	$22,463	$21,079
Note payable	3,441	—
Due to affiliates	31,183	18,132
Deferred revenue	3,713	4,329

Total current liabilities	60,800	43,540

Deferred revenue	10,048	10,297
Stockholders’ equity:
Common stock	619	597
Additional paid-in capital	776,051	754,674
Accumulated other comprehensive income	1,127	828
Accumulated deficit	(381,974)	(302,349)

Total stockholders’ equity	395,823	453,750

	$466,671	$507,587

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2002	2001
	(in thousands)
Cash flows from operating activities:
Net loss	$(79,625)	$(20,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,055	2,959
Equity in losses of affiliates	50,001	26,448
Deferred revenue	(865)	(11,690)
Change in operating assets and liabilities:
Receivables	(13,948)	35
Other assets	(72)	(1,761)
Payables and accruals	(669)	1,835
Other	(552)	—

Net cash used in operating activities	(40,675)	(2,594)

Cash flows from investing activities:
Purchases of investment securities	(195,378)	(133,063)
Maturities of investment securities	64,495	15,090
Sales of investment securities	62,001	12,919
Acquisitions of property and equipment	(4,392)	(1,756)
Investments in affiliates	(36,706)	(34,755)

Net cash used in investing activities	(109,980)	(141,565)

Cash flows from financing activities:
Proceeds from stock options and warrants	21,285	14,518
Proceeds under line of credit	3,441	—

Net cash provided by financing activities	24,726	14,518

Decrease in cash and cash equivalents	(125,929)	(129,641)
Cash and cash equivalents, beginning of period	260,905	194,708

Cash and cash equivalents, end of period	$134,976	$65,067

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

These condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

In our opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2002 and December 31, 2001, our results of operations for the three and six month periods ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year. All material intercompany transactions and balances between entities consolidated in these financial statements have been eliminated.

ICOS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Revenue from Collaborations and Licenses of Technology, and Equity in Losses of Affiliates

The following tables summarize our revenue from collaboration with related parties and licenses of technology, and equity in losses of affiliates for the three and six months ended June 30, 2002 and 2001.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Collaboration revenue from related parties:
Lilly ICOS LLC	$1,579	$2,426	$2,940	$6,120
Suncos Corporation	12,918	6,737	26,807	10,968
ICOS-Texas Biotechnology L.P.	3,412	3,236	7,518	5,297
ICOS Clinical Partners, L.P.	—	—	—	1,740

	$17,909	$12,399	$37,265	$24,125

Licenses of technology, primarily to related parties*:
Lilly ICOS LLC	$83	$20,021	$706	$26,431
ICOS Clinical Partners, L.P.	315	280	742	484
Biogen, Inc.	236	—	566	—

	$634	$20,301	$2,014	$26,915

Equity in losses of affiliates:
Lilly ICOS LLC	$(17,003)	$(7,229)	$(31,233)	$(16,410)
Suncos Corporation	(6,317)	(3,372)	(14,301)	(5,506)
ICOS-Texas Biotechnology L.P.	(1,957)	(2,854)	(4,467)	(4,510)
ICOS Clinical Partners, L.P.	—	—	—	(22)

	$(25,277)	$(13,455)	$(50,001)	$(26,448)

*
In the fourth quarter of 2000, we adopted the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, as amended, “Revenue Recognition in Financial Statements.” For the three and six months ended June 30, 2002, we recognized $386 and $1,352, respectively, of the $63,075 of revenue deferred in 2000 as a result of this change in accounting. For the three and six months ended June 30, 2001, we recognized $5,761 and $12,375, respectively, of revenue previously deferred upon the accounting change.

3. Affiliate Operating Results

The following tables summarize the operating results of our affiliates for the three and six months ended June 30, 2002 and 2001.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Lilly ICOS LLC:
Research and development expenses	$(12,387)	$(10,023)	$(24,410)	$(23,390)
Contributed technology license (**)	—	(30,000)	—	(30,000)
Selling, general and administrative expenses	(21,619)	(4,435)	(38,056)	(9,430)

	$(34,006)	$(44,458)	$(62,466)	$(62,820)

Suncos Corporation:
Research and development expenses	$(12,512)	$(6,752)	$(28,330)	$(10,988)
General and administrative expenses	(142)	(46)	(306)	(93)
Interest income	20	54	33	69

	$(12,634)	$(6,744)	$(28,603)	$(11,012)

ICOS-Texas Biotechnology L.P.:
Research and development expenses	$(3,827)	$(5,698)	$(8,835)	$(8,992)
General and administrative expenses	(88)	(10)	(100)	(28)

	$(3,915)	$(5,708)	$(8,935)	$(9,020)

**	ICOS Corporation does not recognize any Lilly ICOS LLC expenses associated with the valuation of contributed technology, as those expenses are solely applicable to Eli Lilly and Company.

ICOS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(40,405)	$(5,267)	$(79,625)	$(20,420)
Net unrealized gains on investment securities	1,499	17	299	112

Comprehensive loss	$(38,906)	$(5,250)	$(79,326)	$(20,308)

5. Net Loss Per Common Share

Net loss per common share is calculated using the weighted-average number of common shares outstanding during the period. For the three and six months ended June 30, 2002, options to acquire 9.0 million shares of common stock and warrants to acquire 7.4 million shares of common stock were excluded from the computation of net loss per common share because their impact would be antidilutive. For the three and six months ended June 30, 2001, options to acquire 8.1 million shares of common stock and warrants to acquire 9.6 million shares of common stock were excluded from the computation of net loss per common share because their impact would be antidilutive.

6. Stockholder Rights Plan

On August 9, 2002, we implemented a Stockholder Rights Plan (the “Rights Plan”) under which the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of our common stock. The dividend is payable to stockholders of record at the close of business on August 27, 2002. In addition, our Board of Directors authorized the issuance of one Right for each additional share of common stock that becomes outstanding between August 27, 2002, and the earliest of 1) the distribution date as defined in the Rights Plan, 2) the date on which the Rights expire, or 3) the date, if any, on which our Board of Directors redeems the Rights. Each Right entitles its registered holder, under certain circumstances and upon the occurrence of certain events, to purchase from us one one-hundredth of a share of our Series A Junior Participating Preferred Stock, at a price of $250.00 per one one-hundredth of a preferred share, subject to adjustment. The Rights are not exercisable until the distribution date. Until the distribution date, or earlier redemption or expiration of the Rights, the Rights may only be transferred with the shares of our common stock.

If a person or group (collectively, an “Acquiring Person”) acquires beneficial ownership of 15% or more of our outstanding shares of common stock, then each Right (other than those held by an Acquiring Person, an affiliate, or an associate of that person) will entitle the holder to purchase, for the purchase price, the number of shares of common stock which at the time of the transaction would have a market value of twice the purchase price. Any Rights owned by an Acquiring Person, an affiliate, or an associate of that person, will be void and non-transferable. The Board of Directors may also elect to exchange each Right, other than those which become void and nontransferable as described above, for shares of common stock, without payment of the purchase price. Should the Board of Directors make this election, the exchange rate would be one-half of the number of shares of common stock that would otherwise be issuable at that time upon the exercise of one Right.

ICOS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To preserve the economic value of the Rights, the number of preferred shares or securities issuable upon exercise of a Right, the purchase price, the redemption price and the number of Rights associated with each outstanding common share are all subject to adjustment by the Board of Directors. The Board of Directors may redeem the Rights, in whole, at a price of $0.01 per share, at any time prior to announcement of the existence of an Acquiring Person. The Rights will expire on August 9, 2012, unless redeemed or exchanged prior thereto.

ITEM 2: Management’s Discussion and Analysis of Results of Operations and Financial Condition

Risks and Uncertainties

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements based on current expectations that are subject to risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “should” or “will” or the negative of those terms or comparable terminology. Our actual results and the timing of events could differ materially from those anticipated or implied by the forward-looking statements discussed here as a result of various factors. Factors that could cause or contribute to such differences include risks associated with clinical development, manufacturing, collaboration arrangements with third parties, regulatory approvals, product commercialization, intellectual property claims, litigation and other risks discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2001. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Overview

ICOS Corporation is a product-driven company that has expertise in both protein-based and small molecule therapeutics. We combine our capabilities in molecular, cellular and structural biology, high throughput drug screening, medicinal chemistry and gene expression profiling, to develop highly innovative products expected to have significant commercial potential. To enhance our internal development efforts, we have established collaborations with other pharmaceutical and biotechnology companies, including Eli Lilly and Company (“Lilly”), Suntory Limited (“Suntory”), Texas Biotechnology Corporation (“Texas Biotechnology”) and Biogen, Inc. (“Biogen”).

We and our collaboration partners currently have the following product candidates in later-stage clinical development: Cialis™ (tadalafil), for the treatment of erectile dysfunction; Pafase®, which is being evaluated in a Phase 3 clinical trial for the treatment of severe sepsis; and, sitaxsentan, which is being evaluated in a Phase 2b/3 clinical trial for pulmonary hypertension. Recent activities related to the progress of each of the foregoing product candidates are summarized below.

ICOS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cialis™

On July 25, 2002, we announced that Lilly ICOS LLC (“Lilly ICOS”), our collaboration with Lilly, had received a positive opinion from the European Committee for Proprietary Medicinal Products (“CPMP”) for Cialis™. The CPMP, comprised of regulators from the European Union countries, based its opinion on its review of the Cialis™ data package submitted in June 2001. The submission was comprised of more than 60 studies in more than 4,000 subjects to characterize the safety and efficacy profile of Cialis™. Based on the CPMP’s positive opinion, the application will be reviewed by the European Commission, which has authority to grant marketing authorization for the European Union. We anticipate this authorization will occur near the end of 2002 and, accordingly, expect to launch Cialis™ in Europe in the first half of 2003.

On April 29, 2002, Lilly ICOS received an approvable letter from the U.S. Food and Drug Administration (“FDA”) for Cialis™ for the treatment of erectile dysfunction. An approvable letter indicates that the FDA is prepared to approve an application upon the satisfaction of conditions specified in the letter. Conditions specified in the Cialis™ approvable letter were completion of additional confirmatory clinical pharmacology studies, labeling discussions and successful resolution of certain issues regarding Lilly’s manufacturing operations. The additional clinical pharmacology activities have been proceeding since receipt of the approvable letter, and Lilly continues to work to resolve issues related to their manufacturing facilities. Currently, U.S. regulatory approval for Cialis™ is projected to occur in the second half of 2003, with product launch shortly after approval.

Pafase®

In April 2002, we completed the first of three possible interim analyses in the Pafase® Phase 3 clinical trial for the treatment of severe sepsis. An independent data monitoring committee evaluated the clinical data and, based on the committee’s recommendation, the study is continuing. A second interim analysis is expected in the first half of 2003. Clinical data from the first interim analysis remains blinded and will not be available to us until the study has been concluded.

Sitaxsentan

Patient enrollment in the twelve-week sitaxsentan Phase 2b/3 clinical trial for pulmonary hypertension was completed during the second quarter of 2002. Clinical results from this trial are expected to be available later in the year. On July 22, 2002, ICOS-Texas Biotechnology L.P. (“ICOS-TBC”), our collaboration with Texas Biotechnology, announced its decision to conclude early a sitaxsentan long-term safety extension trial. This decision does not impact the ongoing Phase 2b/3 trial conduct or results. Once the safety and efficacy results for the Phase 2b/3 trial are unblinded, additional consideration will be given to the appropriate doses for the purpose of assessing sitaxsentan’s long-term safety.

ICOS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Clinical Product Candidates

We also continue to develop our earlier-stage clinical product candidates, three of which are expected to advance into Phase 2 programs later this year—IC747, a compound being developed with Biogen as a potential treatment for psoriasis; IC14, a potential treatment for community-acquired pneumonia which has progressed to sepsis; and, RTX™, a potential treatment for interstitial cystitis.

Critical Accounting Policies

Our critical accounting policies and estimates are substantially the same as those identified and discussed in our Annual Report on Form 10-K for the year ended December 31, 2001. These items include revenue recognition, recognition of our share of the operating losses of our unconsolidated affiliates and recognition of expenses from contracted research and clinical trial activities conducted by various third parties.

Results of Operations

Revenue

Revenue for the second quarter of 2002 was $22.0 million, compared to $33.7 million for the second quarter of 2001. Revenue for the first six months of 2002 was $44.5 million, compared to $52.6 million for the first six months of 2001.

Second quarter 2002 collaboration revenue from affiliates (“cost reimbursement revenue”) was $17.9 million, compared to $12.4 million for the second quarter of 2001. For the first six months of 2002, cost reimbursement revenue was $37.3 million, compared to $24.1 million in the first six months of 2001. The increase in cost reimbursement revenue, for both the second quarter and year-to-date, was primarily due to the progression of development activities related to our Pafase® Phase 3 clinical trial for severe sepsis, including increased patient enrollment and site initiations. These increases were partially offset by a decrease in cost reimbursement revenue related to Cialis™, as certain clinical activities were completed prior to the submission of the New Drug Application (“NDA”) to the FDA in June 2001.

Revenue from licenses of technology was $0.6 million in the second quarter of 2002, compared to $20.3 million in second quarter of 2001. For the first six months of 2002, revenue from licenses of technology was $2.0 million, compared to $26.9 million in the first six months of 2001. Prior year results, for both the second quarter and year-to-date, included $14.5 million in license fees earned upon the Cialis™ NDA submission in June 2001. For the three and six months ended June 30, 2002, we recognized $0.4 million and $1.4 million, respectively, of the $63.1 million deferred in 2000 as a result of a change in accounting for certain revenues. For the three and six months ended June 30, 2001, we recognized $5.8 million and $12.4 million, respectively, of revenue previously deferred upon the accounting change. The decreases, for both the three and six month periods, were primarily due to the completion of Cialis™ development activities required to file the NDA in June 2001.

ICOS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three and six months ended June 30, 2002, we recognized $3.4 million and $5.2 million, respectively, in revenue related to the development and manufacture of third party clinical materials, compared to $1.0 million and $1.6 million, respectively, for the three and six months ended June 30, 2001. This increase reflects the growth of our contract manufacturing program since its inception in the fourth quarter of 2000.

Operating Expenses

Total operating expenses were $40.1 million in the second quarter of 2002, compared to $28.7 million in the second quarter of 2001. Total operating expenses were $80.5 million in the first six months of 2002, compared to $53.2 million in the first six months of 2001.

Research and development expenses were $35.2 million in the second quarter of 2002, compared to $26.7 million in the second quarter of 2001. Research and development expenses were $70.6 million in the first six months of 2002, compared to $49.7 million in the first six months of 2001. These increases are largely due to: higher patient enrollment in our clinical trials and increases in other development costs for Pafase® and sitaxsentan; higher preclinical research spending for certain earlier-stage product candidates; partially offset by lower Cialis™ clinical program costs after filing the NDA in 2001.

Selling, general and administrative expenses were $4.9 million in the second quarter of 2002, compared to $2.0 million in the second quarter of 2001. Selling, general and administrative expenses were $9.8 million in the first six months of 2002, compared to $3.5 million in the first six months of 2001. These increases primarily reflect growth of our corporate sales and marketing functions to support the anticipated commercial launch of Cialis™. Following receipt of the approvable letter from the FDA on April 29, 2002, many Cialis™ sales and marketing activities in the U.S. have been postponed.

Equity in Losses of Affiliates

During the second quarter of 2002, we recognized $25.3 million in losses related to our equity interests in affiliates, compared to $13.5 million in the second quarter of 2001. For the first six months of 2002, we recognized $50.0 million in affiliate losses, compared to $26.4 million in the first six months of 2001. These increases primarily reflect higher Lilly ICOS sales and marketing costs associated with the anticipated commercial launch of Cialis™ in the U.S. and Europe. In addition, operating losses of Suncos Corporation (“Suncos”), our collaboration with Suntory, increased due to the progression of development activities for Pafase®.

ICOS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Loss

We reported a net loss of $40.4 million ($0.66 per share) for the second quarter of 2002, compared to a net loss of $5.3 million ($0.10 per share) for the second quarter of 2001. For the six months ended June 30, 2002, we reported a net loss of $79.6 million ($1.31 per share) compared to a net loss of $20.4 million ($0.39 per share) for the first six months of 2001.

Our results of operations may vary significantly from period to period. Operating results will depend on, among other factors, the timing of expenses, continued funding from our collaboration partners, and the timing and progress of our research, development, marketing and sales activities. We may experience significant fluctuations in cost reimbursement revenue and revenue from licenses of technology. Revenue from licenses of technology will vary as a result of the timing of milestone payments and changes in estimated total development costs, which depend on the success of clinical trials and other development efforts. In addition, significant changes in joint venture collaboration activities could cause the amount of affiliate losses to fluctuate from period to period. Our joint venture and collaboration activities are subject to the oversight of both parties. Accordingly, the clinical, development, marketing and sales activities of our affiliates are not entirely within our control.

We have incurred significant operating losses since we began operations in September 1990 and, as of  June 30, 2002, we had an accumulated deficit of $382.0 million. We expect that our operating expenses will increase during 2002 and subsequent years as we attempt to complete development of our product candidates, obtain necessary regulatory approvals, and manufacture and market any approved products. In particular, we expect to incur substantial sales, marketing and other costs related to commercializing Cialis™ when we obtain expected final regulatory approval for this product candidate in the U.S, Europe and elsewhere. In the future, we may pursue our internal research, development, marketing and sales activities more aggressively and, when beneficial to do so, establish additional collaborations. As a result of these factors, we do not expect to be profitable for at least three years.

Liquidity and Capital Resources

At June 30, 2002, we had cash, cash equivalents, investment securities and associated interest receivable of $412.2 million, compared to $470.7 million at December 31, 2001.

We used $40.7 million in cash for operating activities during the first six months of 2002, compared to $2.6 million in the first six months of 2001. The change in operating cash flow primarily reflects receipt of a $15.0 million license fee from Lilly ICOS in June 2001, timing of cost reimbursements from our affiliates and an overall increase in research and development spending in 2002.

ICOS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We used $110.0 million in cash for investing activities during the first six months of 2002, compared to $141.6 million during the first six months of 2001. Cash used in investing activities in the first six months of 2002 included a $68.9 million net increase in our investment portfolio, compared to a $105.0 million net increase in our investment portfolio in the first six months of 2001. The increase in our investment portfolio in both years primarily reflects our conversion of cash equivalents held at the end of the prior year into investments with slightly longer maturities. Investing outflows during the first six months of 2002 also included $36.7 million of affiliate capital contributions, compared to $34.8 million in the same period of the prior year. None of our affiliates have any third-party indebtedness. Each affiliates’ liabilities are principally payable to its owners for reimbursable research, development and other expenses.

We generated $24.7 million in cash from financing activities during the first six months of 2002, compared to $14.5 million during the first six months of 2001. Proceeds from stock options and warrants totaled $21.3 million during the first six months of 2002, for 2.2 million shares of our common stock, compared to $14.5 million during the first six months of 2001, for 1.1 million shares of our common stock. The 2002 and 2001 proceeds included $17.4 million and $4.3 million, respectively, from the exercise of Series A warrants to purchase 1.8 million and 0.5 million shares, respectively, of our common stock. The Series A warrants were issued in 1997, exercisable at $9.13 and $10.35 per share and, if unexercised, expired on May 31, 2002. Financing cash inflows during 2002 also included $3.4 million in borrowings under our line of credit with Biogen.

Our future cash requirements will depend on various factors, many of which are beyond our control, including:

•	obtaining regulatory approval for, and continued progress in, commercializing Cialis™ in the U.S., Europe and elsewhere;

•	funding levels for research and development programs, including continued funding from our collaboration partners;

•	the results of clinical trials and preclinical studies;

•	acquisitions of products or technologies, if any;

•	relationships with research and development collaborators;

•	capital contributions to our affiliates;

•	royalty payments to ICOS Clinical Partners in the event of commercialization of Pafase®;

•	competing technological and market development activities;

•	the time and costs involved in filing and prosecuting patents and enforcing and defending patent claims;

•	the regulatory process in the United States and other countries; and

•	the time and costs of manufacturing, scale-up and commercialization activities.

We have engaged in collaborations and joint development agreements with other parties where the capabilities and strategies of the other parties complement ours. Although corporate collaborations, partnerships and joint ventures have provided cost reimbursement revenue to us in the past, we cannot assure that this type of revenue will be available to us in the future.

ICOS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We anticipate that our existing cash and cash equivalents, investment securities, interest income from our investments, cash flow from other operating activities, including anticipated payments from Lilly ICOS, Suncos, and ICOS-TBC, cash flow from potential future collaborations, and the line of credit available to us under an agreement with Biogen, will be sufficient to fund operations at least until mid-2004. Given our product development and marketing and sales efforts, including those associated with the anticipated commercialization of Cialis™, there is a reasonable likelihood that we will seek additional financing within the next one to two years. Additional financing may not be available when we need it or may be unavailable on acceptable terms. If we are unable to raise additional funds when we need them, we may be required to delay, scale back or eliminate expenditures for some of our development programs or grant rights to third parties to develop and market product candidates that we would prefer to develop and market internally.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

At June 30, 2002, our financial instruments consisted of cash, cash equivalents and marketable investment securities. We do not use derivative financial instruments in our investment portfolio. Because of the relatively short maturities of our investments, we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments.

PART II. Other Information

ITEM 4: Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 17, 2002. The proposals voted upon and the results of the voting are as follows:

1.
The following nominees for election as Directors, to hold office for a term as defined in the Proxy Statement and until their successors are duly elected and qualified, received the number of votes set forth opposite his respective name:

Nominee	For	Withheld
Gary L. Wilcox, Ph. D.	54,133,756	203,109
Walter B. Wriston	53,923,723	413,142

The aforesaid nominees were elected as Directors for the term set forth in the Proxy Statement.

The following Directors are currently serving terms that expire at the 2003 Annual Meeting of Stockholders or until their respective successors are duly elected and qualified:

Frank T. Cary
James L. Ferguson
David V. Milligan

The following Directors are currently serving terms that expire at the 2004 Annual Meeting of Stockholders or until their respective successors are duly elected and qualified:

Paul N. Clark
William H. Gates III
Robert W. Pangia

2.	The proposal to ratify the appointment of KPMG LLP as our independent public accountants for fiscal year 2002 received the following votes:

Votes
For	53,549,217
Against	714,384
Abstain	73,264

The appointment of KPMG LLP was ratified.

ITEM 6: Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit	Description

99.1	Certification of Paul N. Clark Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Michael A. Stein Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) There were no reports on Form 8-K filed during the three months ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICOS CORPORATION

By:	/S/ MICHAEL A. STEIN
Michael A. Stein Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 13, 2002