Form 10-Q
period 2002-09-30
ICOS CORP / DE
filed 2002-11-05
CIK 874294

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-19171

ICOS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	91-1463450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22021-20th Avenue S.E., Bothell, WA	98021
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at October 31, 2002
Common Stock, $0.01 par value	62,039,160

ICOS CORPORATION

FORM 10-Q
For the Quarterly Period Ended September 30, 2002

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

ICOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands, except per share data)
Revenue:
Collaboration revenue from related parties	$17,908	$13,884	$55,173	$38,009
Licenses of technology	1,477	2,294	3,491	29,209
Contract manufacturing	2,825	2,687	8,057	4,261

Total revenue	22,210	18,865	66,721	71,479

Operating expenses:
Research and development	34,288	25,620	104,934	75,363
Selling, general and administrative	3,864	2,289	13,698	5,749

Total operating expenses	38,152	27,909	118,632	81,112

Operating loss	(15,942)	(9,044)	(51,911)	(9,633)

Other income (expense):
Equity in losses of affiliates	(21,578)	(18,437)	(71,579)	(44,885)
Interest and other income	2,989	3,113	9,334	9,730

Total other income (expense)	(18,589)	(15,324)	(62,245)	(35,155)

Net loss	$(34,531)	$(24,368)	$(114,156)	$(44,788)

Net loss per common share—basic and diluted	$(0.56)	$(0.45)	$(1.87)	$(0.84)

Weighted average common shares outstanding—basic and diluted	61,980	53,715	61,056	53,110

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(unaudited)
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$49,272	$260,905
Investment securities, at market value	35,634	143,435
Interest receivable	5,092	3,834
Receivables from affiliates	39,275	11,405
Other	5,120	5,326

Total current assets	134,393	424,905
Investment securities, at market value	283,701	62,533
Property and equipment, net	20,567	19,754
Other assets	806	395

	$439,467	$507,587

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Payables and accruals	$22,616	$21,079
Due to affiliates	32,789	18,132
Deferred revenue	4,782	4,329

Total current liabilities	60,187	43,540

Deferred revenue	15,301	10,297

Stockholders’ equity:
Common stock	620	597
Additional paid-in capital	777,277	754,674
Unearned equity compensation	(527)	—
Accumulated other comprehensive income	3,114	828
Accumulated deficit	(416,505)	(302,349)

Total stockholders’ equity	363,979	453,750

	$439,467	$507,587

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2002	2001
	(in thousands)
Cash flows from operating activities:
Net loss	$(114,156)	$(44,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,601	4,974
Equity in losses of affiliates	71,579	44,885
Deferred revenue	255	(5,656)
Change in operating assets and liabilities:
Receivables	(27,190)	411
Other assets	396	(1,578)
Payables and accruals	(516)	1,474

Net cash used in operating activities	(61,031)	(278)

Cash flows from investing activities:
Purchases of investment securities	(322,443)	(178,651)
Maturities of investment securities	91,070	51,447
Sales of investment securities	115,434	14,807
Purchases of property and equipment	(5,137)	(3,326)
Investments in affiliates	(56,678)	(52,723)

Net cash used in investing activities	(177,754)	(168,446)

Cash flows from financing activities:
Proceeds from stock options and warrants	21,950	19,793
Proceeds under line of credit	5,202	—

Net cash provided by financing activities	27,152	19,793

Decrease in cash and cash equivalents	(211,633)	(148,931)
Cash and cash equivalents, beginning of period	260,905	194,708

Cash and cash equivalents, end of period	$49,272	$45,777

Supplemental disclosure of cash flow information:
Debt forgiveness upon achievement of clinical milestone recorded as deferred revenue	$5,202	$—

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

In our opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2002 and December 31, 2001, our results of operations for the three and nine month periods ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year. All material intercompany transactions and balances between entities consolidated in these financial statements have been eliminated.

2.    Revenue from Collaborations and Licenses of Technology, and Equity in Losses of Affiliates

The following tables summarize our revenue from collaborations with related parties and licenses of technology, and equity in losses of affiliates for the three and nine months ended September 30, 2002 and 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Collaboration revenue from related parties:
Lilly ICOS LLC	$1,239	$2,444	$4,179	$8,564
Suncos Corporation	13,336	8,397	40,143	19,365
ICOS-Texas Biotechnology L.P.	3,333	3,043	10,851	8,340
ICOS Clinical Partners, L.P.	—	—	—	1,740

	$17,908	$13,884	$55,173	$38,009

Licenses of technology*:
Lilly ICOS LLC	$243	$2,011	$949	$28,442
ICOS Clinical Partners, L.P.	323	183	1,065	667
Biogen, Inc.	911	100	1,477	100

	$1,477	$2,294	$3,491	$29,209

Equity in losses of affiliates:
Lilly ICOS LLC	$(13,255)	$(9,894)	$(44,488)	$(26,304)
Suncos Corporation	(6,485)	(4,198)	(20,786)	(9,704)
ICOS-Texas Biotechnology L.P.	(1,838)	(4,345)	(6,305)	(8,855)
ICOS Clinical Partners, L.P.	—	—	—	(22)

	$(21,578)	$(18,437)	$(71,579)	$(44,885)

*
In the fourth quarter of 2000, we adopted the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, as amended, “Revenue Recognition in Financial Statements.” For the three and nine months ended September 30, 2002, we recognized $533 and $1,885, respectively, of the $63,075 of revenue deferred in 2000 as a result of this change in accounting. For the three and nine months ended September 30, 2001, we recognized $2,037 and $14,412, respectively, of revenue previously deferred upon the accounting change.

3.    Affiliate Operating Results

The following tables summarize the operating results of our affiliates for the three and nine months ended September 30, 2002 and 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Lilly ICOS LLC:
Research and development expenses	$(11,897)	$(9,609)	$(36,307)	$(32,999)
Contributed technology license**	—	—	—	(30,000)
Selling, general and administrative expenses	(14,613)	(10,179)	(52,669)	(19,609)

	$(26,510)	$(19,788)	$(88,976)	$(82,608)

Suncos Corporation:
Research and development expenses	$(12,675)	$(8,405)	$(41,005)	$(19,393)
General and administrative expenses	(299)	(35)	(605)	(128)
Interest income	4	44	37	113

	$(12,970)	$(8,396)	$(41,573)	$(19,408)

ICOS-Texas Biotechnology L.P.:
Research and development expenses	$(3,659)	$(4,687)	$(12,494)	$(13,679)
Contributed technology license	—	(4,000)	—	(4,000)
General and administrative expenses	(17)	(3)	(117)	(31)

	$(3,676)	$(8,690)	$(12,611)	$(17,710)

**	ICOS does not recognize any Lilly ICOS LLC expenses associated with the valuation of contributed technology, as those expenses are solely applicable to Eli Lilly and Company.

4.     Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(34,531)	$(24,368)	$(114,156)	$(44,788)
Net unrealized gains on investment securities	1,987	798	2,286	910

Comprehensive loss	$(32,544)	$(23,570)	$(111,870)	$(43,878)

5.    Net Loss Per Common Share

Net loss per common share is calculated using the weighted-average number of common shares outstanding during the period. For the three and nine months ended September 30, 2002, options to acquire 9.0 million shares of common stock and warrants to acquire 7.4 million shares of common stock were excluded from the computation of net loss per common share because their impact would be antidilutive. For the three and nine months ended September 30, 2001, options to acquire 8.1 million shares of common stock and warrants to acquire 9.4 million shares of common stock were excluded from the computation of net loss per common share because their impact would be antidilutive.

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

7.    Event Subsequent to September 30, 2002

On October 22, 2002, Pfizer Inc., Pfizer Limited, and Pfizer Ireland Pharmaceuticals filed a patent infringement lawsuit against ICOS, Lilly ICOS LLC (“Lilly ICOS”), and Eli Lilly and Company (“Lilly”) in the United States District Court for the District of Delaware. The complaint alleges that the intended and imminent manufacture, use, offering for sale, selling, or importing into the United States upon U.S. Food and Drug Administration (“FDA”) approval of Cialis™ for the treatment of erectile dysfunction by ICOS, Lilly ICOS, and Lilly will constitute infringement of plaintiffs’ U.S. Patent No. 6,469,012, which issued on October 22, 2002. The plaintiffs seek a judgment declaring that ICOS, Lilly ICOS, and Lilly’s making, using, selling, offering for sale, or importing of Cialis™ for the treatment of erectile dysfunction will infringe this patent. The plaintiffs also seek a permanent injunction, attorneys’ fees, costs, and expenses. ICOS, Lilly ICOS, and Lilly intend to vigorously defend against the lawsuit.

ITEM 2.     Management’s Discussion and Analysis of Results of Operations and Financial Condition

Risks and Uncertainties

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements based on current expectations that are subject to risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “should” or “will” or the negative of those terms or comparable terminology. Our actual results and the timing of events could differ materially from those anticipated or implied by the forward-looking statements discussed herein as a result of various factors. Factors that could cause or contribute to such differences include risks associated with clinical development, manufacturing, collaboration arrangements with affiliates and third parties, regulatory approvals, product commercialization, intellectual property claims, litigation and other risks discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2001. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Overview

ICOS Corporation is a product-driven company that has expertise in both protein-based and small molecule therapeutics. We combine our capabilities in molecular, cellular and structural biology, high throughput drug screening, medicinal chemistry and gene expression profiling, to develop highly innovative products expected to have significant commercial potential. To enhance our internal development efforts, we have established collaborations with other pharmaceutical and biotechnology companies, including Lilly, Suntory Limited (“Suntory”), Texas Biotechnology Corporation (“Texas Biotechnology”) and Biogen, Inc. (“Biogen”).

We and our collaboration partners currently have the following product candidates in later-stage clinical development: Cialis™ (tadalafil), for the treatment of erectile dysfunction; Pafase®, which is being evaluated in a Phase 3 clinical trial for the treatment of severe sepsis; and, sitaxsentan, which is being evaluated for the treatment of pulmonary hypertension. Recent activities related to each of the foregoing product candidates are summarized below.

Cialis™

On July 25, 2002, we announced that Lilly ICOS, our collaboration with Lilly, had received a positive opinion from the European Committee for Proprietary Medicinal Products (“CPMP”) for Cialis™. The CPMP, comprised of regulators from the European Union countries, based its opinion on its review of the data package for Cialis™ submitted in June 2001. The submission was comprised of more than 60 studies in more than 4,000 subjects to characterize the safety and efficacy profile of Cialis™. Based on the CPMP’s positive opinion, the application will be reviewed by the European Commission, which has authority to grant marketing authorization for the European Union. We anticipate this authorization will occur by the end of 2002 and, accordingly, expect to launch Cialis™ in Europe in the first half of 2003.

In April 2002, Lilly ICOS received an approvable letter from the FDA for Cialis™ for the treatment of erectile dysfunction. An approvable letter indicates that the FDA is prepared to approve an application upon the satisfaction of conditions specified in the letter. Conditions specified in the approvable letter for Cialis™ were completion of additional confirmatory clinical pharmacology studies, successful resolution of certain issues regarding Lilly’s manufacturing operations and labeling discussions. The additional clinical pharmacology activities have been proceeding since shortly after receipt of the approvable letter, and Lilly continues to work to resolve issues related to their manufacturing operations. Currently, U.S. regulatory approval for Cialis™ is projected to occur in the second half of 2003, with product launch anticipated to occur shortly thereafter.

Pafase®

In April 2002, we completed the first of three possible interim analyses in the Phase 3 clinical trial with Pafase® for the treatment of severe sepsis. An independent data monitoring committee evaluated the clinical data and, based on the committee’s recommendation, the study is continuing. A second interim analysis is expected by early 2003.

Clinical data from the interim analyses are available only to the independent data monitoring committee and are not shared with us until study cessation.

Sitaxsentan

Patient enrollment in the twelve-week sitaxsentan Phase 2b/3 clinical trial for pulmonary hypertension was completed during the second quarter of 2002. On October 21, 2002, ICOS-Texas Biotechnology L.P. (“ICOS-TBC”) announced results from the Phase 2b/3 clinical trial to assess the safety and efficacy of sitaxsentan in patients with New York Heart Association (“NYHA”) class II, III and IV pulmonary arterial hypertension. Results related to the primary endpoint, change in percent of predicted peak VO2 from baseline to week 12, showed a statistically significant improvement for only the 300 mg dose group compared to placebo treatment. Results related to a secondary endpoint, change in 6-minute walk distance from baseline to week 12, showed equivalent statistically significant improvement for both the sitaxsentan 100 mg and 300 mg groups, compared to placebo treatment. NYHA class improvement, another important measure that reflects limitations in physical activity, was also statistically significant for the sitaxsentan 100 mg and 300 mg dose groups compared to placebo treatment.

The most frequent adverse events that occurred in patients receiving sitaxsentan, and that were more common than the placebo group, were headache, peripheral edema, nausea, nasal congestion and prolonged clotting time. Additionally, when data from the Phase 2b/3 clinical trial are combined with data from an extension trial, the incidences of liver abnormalities, which were shown to be reversible, were 5% for the sitaxsentan 100 mg dose group and 21% for the sitaxsentan 300 mg dose group. We expect to review these results with our medical advisors and the FDA before deciding upon the appropriate next steps in the development of sitaxsentan.

Other Clinical Product Candidates

We also continue to develop our earlier-stage clinical product candidates. In August 2002, we initiated Phase 2 clinical trials with IC747, a compound being developed with Biogen as a potential treatment for psoriasis, and IC14, a compound being developed as a potential treatment for patients with community-acquired pneumonia which has progressed to sepsis. During the third quarter of 2002, we completed two Phase 1 clinical trials with IC485, an inhibitor of the phosphodiesterase type 4 enzyme. During 2003, we expect to initiate a Phase 2 program with IC485. In addition, we are in the planning stages for a Phase 2 program with RTX™, a compound being developed for the potential treatment of interstitial cystitis.

Critical Accounting Policies

Our critical accounting policies and estimates are substantially the same as those identified and discussed in our Annual Report on Form 10-K for the year ended December 31, 2001. These items include revenue recognition, recognition of our share of the operating results of our unconsolidated affiliates and recognition of expenses from contracted research and clinical trial activities conducted by various third parties.

Results of Operations

Revenue

Revenue for the third quarter of 2002 was $22.2 million, compared to $18.9 million for the third quarter of 2001. Revenue for the first nine months of 2002 was $66.7 million, compared to $71.5 million for the first nine months of 2001.

Third quarter 2002 collaboration revenue from related parties (“cost reimbursement revenue”) increased $4.0 million, to $17.9 million, compared to $13.9 million for the third quarter of 2001. For the first nine months of 2002, cost reimbursement revenue increased $17.2 million, to $55.2 million, compared to $38.0 million in the first nine months of 2001. The increases in cost reimbursement revenue, for both the third quarter and year-to-date, were primarily due to the progression of development related to Pafase®, including increased patient enrollment in the Phase 3 clinical trial for severe sepsis and manufacturing activities. These increases were partially offset by decreases in cost reimbursement revenue related to Cialis™, reflecting completion of development activities related to the submission of the New Drug Application (“NDA”) to the FDA in June 2001 and lower European patent opposition costs in 2002.

Revenue from licenses of technology was $1.5 million in the third quarter of 2002, compared to $2.3 million in the third quarter of 2001. For the first nine months of 2002, revenue from licenses of technology was $3.5 million, compared to $29.2 million in the first nine months of 2001. Results for the first nine months of 2001 include $14.7 million in license fees recognized upon the NDA submission for Cialis™ in June 2001. For the three and nine months ended September 30, 2002, we recognized $0.5 million and $1.9 million, respectively, of the $63.1 million deferred in 2000 as a result of a change in accounting for certain revenues. For the three and nine months ended September 30, 2001, we recognized $2.0 million and $14.4 million, respectively, of revenue previously deferred upon the accounting change. The decreases, for both the three and nine month periods, were primarily due to the completion of Cialis™ development activities required to file the NDA in June 2001.

During the three and nine months ended September 30, 2002, we recognized $2.8 million and $8.1 million, respectively, in revenue related to the development and manufacture of third party clinical materials, compared to $2.7 million and $4.3 million, respectively, for the three and nine months ended September 30, 2001. The year-to-date increase reflects the growth of our contract manufacturing program since it began in the fourth quarter of 2000.

Operating Expenses

Total operating expenses were $38.2 million in the third quarter of 2002, compared to $27.9 million in the third quarter of 2001. Total operating expenses were $118.6 million in the first nine months of 2002, compared to $81.1 million in the first nine months of 2001.

Research and development expenses were $34.3 million in the third quarter of 2002, compared to $25.6 million in the third quarter of 2001. Research and development expenses were $104.9 million in the first nine months of 2002, compared to $75.4 million in the first nine months of 2001. These increases are largely due to the progression of development activities for Pafase® and sitaxsentan, as well as increased costs associated with our earlier-stage clinical product candidates—IC747, IC485, IC14 and RTX™—and discovery research activities. Pafase® development expenses increased, for both the third quarter and year-to-date, primarily due to higher patient enrollment in the Phase 3 clinical trial for severe sepsis and the initiation of certain third-party manufacturing activities earlier this year. Sitaxsentan development expenses increased during 2002, primarily due to increased patient enrollment and site initiation costs in comparison to the prior year. Program costs for Cialis™ decreased, for both the third quarter and year-to-date, primarily due to completion of certain development activities related to the NDA filing in 2001 and lower European patent opposition costs in 2002.

Selling, general and administrative expenses increased $1.6 million, to $3.9 million in the third quarter of 2002, and increased $7.9 million, to $13.7 million in the first nine months of 2002, compared to the same periods in 2001. These increases primarily reflect certain start-up expenses necessary to establish our first sales force in anticipation of the U.S. commercial launch of Cialis™, as well as overall growth in our sales and marketing capabilities. Following receipt of the approvable letter from the FDA in April 2002, many sales and marketing activities for Cialis™ in the U.S. have been postponed.

Equity in Losses of Affiliates

During the third quarter of 2002, we recognized $21.6 million in losses related to our equity interests in affiliates, compared to $18.4 million in the third quarter of 2001. For the first nine months of 2002, we recognized $71.6 million in affiliate losses, compared to $44.9 million in the first nine months of 2001. These increases primarily reflect higher Lilly ICOS sales and marketing costs in anticipation of the commercial launch of Cialis™ in the U.S. and Europe. In addition, operating losses of Suncos Corporation (“Suncos”), our collaboration with Suntory, increased due to the progression of the Phase 3 clinical trial and manufacturing activities for Pafase®. Our share of the 2002 operating losses of ICOS-TBC decreased, on both a quarter and year-to-date basis, compared to the same periods in the prior year, primarily because we recognized $2.0 million in losses in the third quarter of 2001 associated with a success-based milestone obligation to Texas Biotechnology.

Net Loss

We reported a net loss of $34.5 million ($0.56 per share) for the third quarter of 2002, compared to a net loss of $24.4 million ($0.45 per share) for the third quarter of 2001. For the nine months ended September 30, 2002, we reported a net loss of $114.2 million ($1.87 per share) compared to a net loss of $44.8 million ($0.84 per share) for the first nine months of 2001.

Our results of operations may vary significantly from period to period. Operating results will depend on, among other factors, the timing of expenses, continued funding from our collaboration partners, and the timing and progress of our research, development, marketing and sales activities. We may experience significant fluctuations in cost reimbursement revenue, revenue from licenses of technology and contract manufacturing revenue. Revenue from licenses of technology will vary as a result of the timing of milestone payments and changes in estimated total development costs, which depend on the success of clinical trials and other development efforts. Contract manufacturing revenue may fluctuate depending upon our needs to manufacture our own internal product candidates and our ability to attract third parties to utilize any remaining manufacturing capacity. In addition, significant changes in joint venture collaboration activities could cause the amount of affiliate losses to fluctuate from period to period. Our joint venture and collaboration activities are subject to the oversight of both parties. Accordingly, the clinical, development, marketing and sales activities of our affiliates are not entirely within our control.

We have incurred significant operating losses since we began operations in September 1990 and, as of September 30, 2002, we had an accumulated deficit of $416.5 million. We expect that our operating expenses will increase during 2002 and subsequent years as we attempt to complete development of our product candidates, obtain necessary regulatory approvals, and manufacture and market any approved products. In particular, we expect to incur substantial sales, marketing and other costs related to commercializing Cialis™ before and after regulatory approvals for this product candidate in the U.S., Europe and elsewhere. In the future, we may pursue our internal research, development, marketing and sales activities more aggressively and, when beneficial to do so, establish additional collaborations. As a result of these factors, we do not expect to be profitable for at least three years.

Liquidity and Capital Resources

At September 30, 2002, we had cash, cash equivalents, investment securities and associated interest receivable of $373.7 million, compared to $470.7 million at December 31, 2001.

We used $61.0 million in cash for operating activities during the first nine months of 2002, compared to $0.3 million in the first nine months of 2001. The change in operating cash flow primarily reflects receipt of a $15.0 million license fee from Lilly ICOS in June 2001, receipt of an $8.0 million upfront payment from Biogen in July 2001, timing of cost reimbursements from our affiliates and the overall increase in research and development spending in 2002.

We used $177.8 million in cash for investing activities during the first nine months of 2002, compared to $168.4 million during the same period in 2001. Cash used in investing activities in the first nine months of 2002 included a $115.9 million net increase in our investment portfolio, compared to a $112.4 million net increase in our investment portfolio in the first nine months of 2001. The increase in our investment portfolio in both years primarily reflects our conversion of cash equivalents held at the end of the prior year into investments with slightly longer maturities. Investing outflows during the first nine months of 2002 also included $56.7 million of affiliate capital contributions, compared to $52.7 million in the same period of the prior year. None of our affiliates have any third-party indebtedness. Each affiliates’ liabilities are principally payable to its owners for reimbursable research, development and other expenses.

We generated $27.2 million in cash from financing activities during the first nine months of 2002, compared to $19.8 million during the first nine months of 2001. Proceeds from stock options and warrants totaled $22.0 million during the first nine months of 2002, for 2.3 million shares of our common stock, compared to $19.8 million during the first nine months of 2001, for 1.5 million shares of our common stock. The 2002 and 2001 proceeds included $17.4 million and $6.0 million, respectively, from the exercise of Series A warrants to purchase 1.8 million and 0.6 million shares, respectively, of our common stock. The Series A warrants were issued in 1997, exercisable at $9.13 and $10.35 per share and, if unexercised, expired on May 31, 2002. Financing cash inflows during 2002 also included $5.2 million in borrowings under our line of credit with Biogen. The debt was forgiven and recorded as deferred revenue in the third quarter of 2002, upon the achievement of a clinical milestone.

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

We anticipate that our existing cash and cash equivalents, investment securities, interest income from our investments, cash flow from other operating activities, including anticipated payments from Lilly ICOS, Suncos and ICOS-TBC, cash flow from potential future collaborations, and the line of credit available to us under an agreement with Biogen, will be sufficient to fund operations at least until mid-2004. Given our product development and marketing and sales efforts, including those associated with the anticipated commercialization of Cialis™, there is a reasonable likelihood that we will seek additional financing within the next twelve to eighteen months. Additional financing may not be available when we need it or may be unavailable on acceptable terms. If we are unable to raise additional funds when we need them, we may be required to delay, scale back or eliminate expenditures for some of our development programs or grant rights to third parties to develop and market product candidates that we would prefer to develop and market internally.

ITEM 3.    Quantitative and Qualitative Disclosure about Market Risk

At September 30, 2002, our financial instruments consisted of cash, cash equivalents and marketable investment securities. We do not use derivative financial instruments in our investment portfolio. Because of the relatively short maturities of our investments, we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments.

ITEM 4.    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.    Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this quarterly report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities.

(b)
Changes in internal controls.    To our knowledge, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

PART II.    OTHER INFORMATION

ITEM 1.    Legal Proceedings

On October 22, 2002, Pfizer Inc., Pfizer Limited, and Pfizer Ireland Pharmaceuticals filed a patent infringement lawsuit against ICOS, Lilly ICOS LLC, and Eli Lilly and Company in the United States District Court for the District of Delaware. The complaint alleges that the intended and imminent manufacture, use, offering for sale, selling, or importing into the United States upon FDA approval of Cialis™ for the treatment of erectile dysfunction by ICOS, Lilly ICOS LLC, and Eli Lilly and Company will constitute infringement of plaintiffs’ U.S. Patent No. 6,469,012, which issued on October 22, 2002. The plaintiffs seek a judgment declaring that ICOS, Lilly ICOS LLC, and Eli and Company’s making, using, selling, offering for sale, or importing of Cialis™ for the treatment of erectile dysfunction will infringe this patent. The plaintiffs also seek a permanent injunction, attorneys’ fees, costs, and expenses. ICOS, Lilly ICOS LLC, and Eli Lilly and Company intend to vigorously defend against the lawsuit.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 99.1	Certification of Paul N. Clark Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2	Certification of Michael A. Stein Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

On August 9, 2002, the Company filed a report announcing the adoption of a Stockholder Rights Plan and declaration of a dividend of one preferred share purchase right for each outstanding share of its common stock.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICOS CORPORATION

Date:	November 5, 2002	By:	/s/ MICHAEL A. STEIN
Michael A. Stein Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Paul N. Clark, Chief Executive Officer of the Company, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of ICOS Corporation;

(2)
Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 5, 2002	By:	/s/ PAUL N. CLARK
Paul N. Clark Chief Executive Officer

CERTIFICATIONS

I, Michael A. Stein, Chief Financial Officer of the Company, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of ICOS Corporation;

(2)
Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 5, 2002	By:	/s/ MICHAEL A. STEIN
Michael A. Stein Chief Financial Officer