Form 10-K
period 2002-12-31
ICOS CORP / DE
filed 2003-03-13
CIK 874294

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002

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
Common Stock, $.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).     Yes ☑          No ☐

      State the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 28, 2002.     $954,337,640

      Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of January 31, 2003.

Title of Class	Number of Shares

Common Stock, $.01 par value	62,148,407

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the annual meeting of stockholders to be held on May 2, 2003, relating to “Security Ownership of Principal Stockholders and Management,” “Election of Directors,” “Continuing Class 2 Directors (until 2004),” “Continuing Class 3 Directors (until 2005),” “Executive Officers,” “Compensation of Directors,” “Executive Compensation,” “2002 Option Grants,” “2002 Aggregate Option Exercises and Year-end Option Values,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee on Executive Compensation,” “Stock Price Performance Graph,” “Related Party Transactions,” “Employment Contracts, Termination of Employment and Change of Control Arrangements” and “Section 16(a) Beneficial Ownership Reporting Compliance” are incorporated by reference in Part III of this Form 10-K.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Consolidated Financial Data
Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Item 7A. Quantitative and Qualitative Disclosure about Market Risk
Item 8. Consolidated Financial Statements and Supplementary Data
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT 10.8
EXHIBIT 10.10
EXHIBIT 10.13
EXHIBIT 10.15
EXHIBIT 10.17
EXHIBIT 10.18
EXHIBIT 10.22
EXHIBIT 10.23
EXHIBIT 23.1
EXHIBIT 23.2
EXHIBIT 23.3
EXHIBIT 99.1
EXHIBIT 99.2

ICOS CORPORATION

*	Not Applicable

i

PART I

Item 1.      Business

Overview

      ICOS is a product-driven company that has expertise in both protein-based and small molecule therapeutics. We combine our capabilities in molecular, cellular and structural biology, high throughput drug screening, medicinal chemistry and gene expression profiling to develop highly innovative products expected to have significant commercial potential. We apply our integrated approach to erectile dysfunction and other urologic disorders, sepsis, psoriasis and other inflammatory diseases. We believe our strategy of targeting multiple therapeutic areas with drugs that act through distinct molecular mechanisms increases our chances of successfully developing commercial products.

      We have established collaborations with pharmaceutical and biotechnology companies to enhance our internal development capabilities and to offset a substantial portion of the financial risk of developing our product candidates. At the same time, we maintain substantial rights to the product candidates covered by these collaborations, which provide us the opportunity to participate in a significant portion of the potential economic benefit from successful development and commercialization. Our most significant collaboration partners, for continuing programs, are Eli Lilly and Company (“Lilly”) and Biogen, Inc. (“Biogen”).

Approved Product

      In November 2002, Lilly ICOS LLC (“Lilly ICOS”), a joint venture we established with Lilly in 1998, received approval from the European Commission to market CialisTM (tadalafil), for the treatment of erectile dysfunction. Lilly ICOS began shipping Cialis to European wholesalers in January 2003, and Cialis is now available, by prescription, in pharmacies across Europe.

Product Candidates in Clinical Development

      In June 2001, Lilly ICOS submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) seeking marketing approval of Cialis for the treatment of erectile dysfunction. In April 2002, Lilly ICOS received an “approvable” letter from the FDA. An “approvable” letter indicates that the FDA is prepared to approve an application upon the satisfaction of conditions specified in the letter. The conditions specified by the FDA are the successful completion of clinical pharmacology studies, labeling discussions, and successful resolution of matters related to Lilly’s manufacturing facilities. A U.S. regulatory decision for Cialis is projected to occur in the second half of 2003, with product launch anticipated to occur shortly after approval.

      Lilly is pursuing approval of Cialis for the treatment of erectile dysfunction in markets outside of the European Union and North America under an exclusive license from Lilly ICOS. In those markets, Lilly will sell Cialis and pay a royalty, equal to 20% of net sales, to Lilly ICOS. In addition, Lilly ICOS has initiated a Phase 2 clinical program evaluating tadalafil for the treatment of diabetic gastroparesis.

      We and our collaboration partners have the following additional product candidates in development:

•	IC747 initiated Phase 2 clinical trials in the third quarter of 2002 for the treatment of psoriasis. IC747 is being developed in a worldwide LFA-1 antagonist collaboration with Biogen.

•	RTXTM (resiniferatoxin) began a Phase 2 clinical trial in the first quarter of 2003 for the treatment of interstitial cystitis.

•	IC14 began a Phase 2 clinical trial in the third quarter of 2002 for the treatment of sepsis resulting from community acquired pneumonia (CAP).

•	IC485 completed Phase 1 clinical trials in the third quarter of 2002. We expect to initiate a Phase 2 clinical trial in 2003 for the treatment of chronic obstructive pulmonary disease.

Business Strategy

      Our objective is to become a leading biopharmaceutical company focused on the discovery, development and commercialization of innovative drugs. We intend to accomplish this objective by:

      Successfully commercializing Cialis in Europe, the U.S. and in other countries. With the European Commission’s 2002 approval of Cialis for erectile dysfunction, and subsequent Cialis product launch in the European Union, we have succeeded in bringing our first product to the commercial market. We expect to build on this success by obtaining regulatory approval for Cialis in the U.S. and other markets around the world. An NDA seeking approval for Cialis was submitted to the FDA in June 2001, and Lilly ICOS received an “approvable” letter from the FDA in April 2002. A U.S. regulatory decision for Cialis is projected to occur in the second half of 2003. Product launch is anticipated shortly after approval. Through sales and marketing efforts with Lilly, we intend to increase awareness of the unique benefits of Cialis, as we expand our position in the large and growing erectile dysfunction market.

      Diversifying and commercializing our portfolio of product candidates. We have developed, and plan to continue to develop, a broad portfolio of product candidates encompassing a variety of therapeutic approaches to address both chronic and acute diseases and medical conditions. For example, we are currently researching and developing product candidates targeting erectile dysfunction and other urologic disorders, sepsis, psoriasis and other inflammatory diseases. To mitigate some of the risks inherent in clinical development, we plan to continue developing a number of product candidates in parallel. We believe this diversified approach yields the greatest opportunity for long-term commercial success.

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

      Identifying attractive acquisition and in-licensing candidates. We have acquired and in-licensed product candidates and plan to acquire or in-license additional product candidates in the future. For example, our IC14 and RTX product candidates are the result of such acquisition and in-licensing efforts. We believe that we are well positioned to attract additional product candidates as a result of our demonstrated experience and success in completing such acquisitions and in-licensing arrangements.

      Forming strategic collaborations. We have established, and intend to continue to establish, corporate collaborations with large pharmaceutical and other biotechnology companies to enhance the development of product candidates. These collaborations enable us to retain a significant portion of the potential economic benefit, while offsetting a substantial portion of the financial risk, of developing product candidates. For example, we have entered into collaborations with Lilly, Suntory Ltd., Texas Biotechnology Corporation (“Texas Biotechnology”) and Biogen. Collaborations such as these generally enable us to develop a greater number of product candidates than otherwise would be possible and provide us with domestic and international marketing and sales expertise for our partnered product candidates if approved.

      Expanding our intellectual property portfolio. We intend to continue to aggressively pursue protection of our proprietary technology and other intellectual property. We believe that establishing a strong proprietary position could provide an important competitive advantage in our target markets. We have applied, and are applying, for patents for our product candidates and unique aspects of our technologies both in the United States and, when appropriate, in other countries.

Approved Product

      In November 2002, Lilly ICOS received approval from the European Commission to market Cialis, an oral phosphodiesterase type 5 enzyme (PDE5) inhibitor for the treatment of erectile dysfunction, in all fifteen member states of the European Union. Lilly ICOS began shipping Cialis to wholesalers in January 2003, and Cialis is now available, by prescription, in pharmacies across Europe.

      The European Commission based its decision on the review and evaluation of a comprehensive data package that comprised results of more than 60 studies, in more than 4,000 human subjects. In clinical trials evaluating Cialis for the treatment of erectile dysfunction, efficacy studies demonstrated that Cialis both improved patient’s ability to attain and maintain an erection sufficient for sexual intercourse and significantly increased the percentage of successful sexual attempts. Clinical studies have further demonstrated that Cialis is effective up to twenty-four hours after taking the drug. We believe that the drug’s duration, coupled with a lack of a food effect, should allow men and their partners more freedom to pick the right moment for sexual activity.

      Background. Erectile dysfunction is a condition in which a man is unable to attain or maintain an erection sufficient for sexual intercourse. Erectile dysfunction affects an estimated 30 million men in Europe and 40 million men in North America and is increasingly recognized as a serious and treatable medical condition. Erectile dysfunction is often associated with underlying diseases such as diabetes, cardiovascular disease and depression, or may be a neurological consequence of conditions such as prostate surgery, spinal cord injury or treatment with certain medications.

      Typically, sexual arousal leads to increased blood flow into penile tissue, resulting in an erection. As part of this process, a chemical called cyclic guanosine monophosphate (cGMP) causes penile blood vessels to dilate, allowing blood flow to increase. PDE5, an enzyme present in penile blood vessels, cleaves cGMP, thereby allowing the penile blood vessels to return to their undilated state. Inhibition of PDE5 can enhance blood flow to the penis, contributing to an erection.

      Current Treatment. Until 1998, treatments for erectile dysfunction were primarily limited to the use of injectables, vacuum pumps and prostheses, which are inconvenient and unpleasant options that have limited the size of the treated population. With the introduction in 1998 of Viagra®(sildenafil citrate), which also inhibits PDE5, millions of men were motivated for the first time to acknowledge their affliction and seek treatment. We believe, however, that many men have ceased therapies for erectile dysfunction due to ineffectiveness, unpleasant side effects or inconvenient administration. We believe that as few as 10% of the world’s male population who could benefit from orally administered treatment for erectile dysfunction are currently undergoing treatment. We believe the entry of Cialis into the marketplace may encourage use among the untreated population of erectile dysfunction patients, in addition to encouraging those currently using other therapies to switch to Cialis.

Clinical Development Pipeline

      We are developing several product candidates targeting a variety of serious diseases and medical conditions. We have retained significant marketing rights to each of the product candidates covered by our collaboration arrangements. We have retained co-promotion rights to Cialis in North America, and most of Europe. We expect to co-promote IC747 and other LFA-1 antagonists in our worldwide collaboration with Biogen. The table on the following page summarizes our ongoing product development programs.

Clinical Development Pipeline

Product Candidate	Target Indication	Status	Partner	ICOS Economic Interest

Cialis (tadalafil)	Erectile dysfunction	FDA approvable letter; approved in Europe	Lilly	North America and Europe — co-promotion
	Diabetic gastroparesis	Phase 2		Rest of world— share of royalties to Lilly ICOS

IC747	Psoriasis Inflammatory diseases	Phase 2	Biogen	Worldwide— co-promotion

RTX (resiniferatoxin)	Interstitial cystitis	Phase 2	N/A	Worldwide— commercial rights

IC14	Sepsis	Phase 2	N/A	Worldwide— commercial rights

IC485	Chronic obstructive pulmonary disease	Phase 1	N/A	Worldwide— commercial rights

      In the status column of the table: “Phase 1” indicates clinical trials for safety and pharmacology; “Phase 2” indicates clinical trials to determine dosing and efficacy; and FDA “approvable” letter indicates that the FDA is prepared to approve an NDA upon the satisfaction of conditions specified in the letter.

Cialis (tadalafil)

      We are continuing to perform development studies in our evaluation of Cialis (tadalafil), a small molecule compound that inhibits PDE5, for the treatment of erectile dysfunction. We are also evaluating tadalafil for the treatment of diabetic gastroparesis.

Erectile Dysfunction Clinical Application

      U.S. Development Status. Lilly ICOS submitted an NDA for Cialis to the FDA in June 2001. In April 2002, Lilly ICOS received an “approvable” letter from the FDA. A U.S. regulatory decision for Cialis is projected to occur in the second half of 2003, with product launch anticipated to occur shortly after approval.

Diabetic Gastroparesis Clinical Application

      Gastroparesis is a condition that results in delayed emptying of stomach contents. Motility studies have documented the presence of gastroparesis in 30 to 50% of diabetic patients. Many patients suffer from abdominal symptoms such as nausea, vomiting, bloating and abdominal pain. Diabetic gastroparesis can also make glucose control more difficult because the absorption of food is not well coordinated with the administration of medication. Only a subset of patients with diabetic gastroparesis will have symptoms severe enough to seek prescription medication, but with over 11 million Americans suffering from diabetes, it is expected that there would be a substantial market for a drug which proves safe and effective for gastroparesis.

      Inhibition of PDE5 may improve gastric emptying and symptoms in patients with diabetic gastroparesis. Adequate levels of cGMP in the smooth muscle cells of the gastrointestinal tract are necessary for muscle relaxation. The PDE5 found in these smooth muscle cells degrades cGMP, thereby opposing this relaxation. In experimental diabetic mouse models, cGMP levels are low in smooth muscle cells of the pylorus (the muscular valve that allows the stomach to empty) and the pylorus does not relax normally. These diabetic mice develop a condition that mimics diabetic gastroparesis of humans, and treatment with an inhibitor of the PDE5 enzyme restored gastric emptying rates.

      In the United States, agents that improve gastric emptying (e.g., erythromycin and metoclopromide) can only be used intermittently and are of limited efficacy. Tadalafil may improve gastric emptying and provide relief to patients with diabetic gastroparesis by helping normal relaxation of the pylorus.

      In 2003, we began patient enrollment in a Phase 2 study evaluating tadalafil for patients with diabetic gastroparesis.

IC747

      In July 2001, we entered into a collaboration with Biogen to jointly develop and co-promote IC747 and other LFA-1 antagonists as oral therapeutics for autoimmune and inflammatory diseases.

Psoriasis Clinical Application

      Background. Psoriasis is a chronic T lymphocyte-driven skin disorder affecting approximately four to five million people in the United States, with over 400,000 of those severely afflicted. The disorder is characterized by frequent episodes of scaly skin plaques which are associated with redness and itching.

      Current Treatment. Approved therapies for psoriasis are focused on treating the symptoms of this disorder and include immunosuppressive medications such as corticosteroids or methotrexate, antifungal medications, antibiotics, cyclosporine, UV light treatment, and vitamin D analogs. Tumor necrosis factor alpha (TNF-alpha) sequestrants and efalizumab are in late-stage development or recently approved for the treatment of psoriasis. In January 2003, Biogen received approval from the FDA for Amevive® (alefacept) for the treatment of adult patients with moderate to severe chronic plaque psoriasis. Amevive will be administered by physicians as an intravenous or intramuscular injection over a 12-week period.

      Potential Treatment by IC747. IC747 is an orally administered, small molecule antagonist of the cell adhesion molecule LFA-1, which is expressed by white blood cells. Many chronic inflammatory diseases are thought to be driven by abnormal activation of T lymphocytes, a type of white blood cell. In our preclinical studies, we have demonstrated that IC747 binds to LFA-1 and inhibits T lymphocyte activation. An effective, well tolerated oral agent could appeal to patients and dermatologists, who currently must contend with toxic and/or injectable drugs, messy topical applications and in-center UV light exposures.

      Development Status. During 2002, in our collaboration with Biogen, we began a Phase 2 clinical trial evaluating IC747 for patients with psoriasis.

Additional Clinical Applications

      Other chronic diseases for which LFA-1 antagonists may prove useful are asthma and rheumatoid arthritis. In the United States, an estimated 17 million people suffer from asthma and an estimated 2 million are afflicted with rheumatoid arthritis.

RTX (resiniferatoxin)

      In November 2001, we acquired exclusive worldwide rights to RTX (resiniferatoxin) for the treatment of bladder disease or function.

Interstitial Cystitis Clinical Application

      Background. Interstitial cystitis is a chronic condition associated with bladder pain, urinary urgency and high frequency of urination, including at night. These symptoms adversely affect quality of life and may cause significant disability. According to the National Institutes of Health, more than 700,000 Americans have interstitial cystitis, of whom 90% are women.

      Current Treatment. Medicines that are prescribed in attempts to control interstitial cystitis symptoms include antihistamines, tricyclic antidepressants and analgesics. The only oral medication that is currently approved for interstitial cystitis is Elmiron® (pentosan polysulfate sodium), which has taken up to six months to provide symptom improvement. Bladder instillation of various agents (including dimethylsulfoxide, heparin-like compounds and others) is also routinely used. Although numerous treatments have been tried for interstitial cystitis, many patients continue to suffer.

      Potential Treatment by RTX. RTX is a small molecule that can be delivered directly into the bladder through a catheter to desensitize afferent nerve fibers termed C-fibers. C-fibers are believed to play a role in many pathological conditions of the bladder, including interstitial cystitis. The clinical objectives of RTX treatment for interstitial cystitis are to reduce patients’ bladder pain, nocturia and urinary frequency and improve the quality of life.

      Development Status. In 2003, we began and plan to complete a Phase 2 clinical trial evaluating RTX for patients with interstitial cystitis.

Additional Clinical Applications

      RTX may also be evaluated for the treatment of detrusor hyperreflexia (overactive bladder) resulting from multiple sclerosis, spinal cord injury, stroke, Parkinson’s disease or benign prostatic hyperplasia.

     IC14

      IC14 is a monoclonal antibody that blocks the function of CD14, a receptor found on the surface of certain white blood cells, which plays an early role in the development of sepsis. IC14 is currently in development as a treatment for sepsis resulting from CAP.

Sepsis Clinical Application

      Background. Sepsis is a serious, potentially life-threatening condition that occurs in some patients with serious infections. The inflammation caused by these infections can, in some cases, systemically spread throughout the body. This process begins when bacteria release toxins into the bloodstream. CD14, present on the surface of myeloid cells and in plasma, recognizes these toxins and triggers a release of inflammatory mediators that drives the systemic inflammatory response.

      In the U.S., approximately 1.1 million patients are hospitalized each year with CAP. Patients with CAP represent the largest subset of patients that develop sepsis. If unattended, sepsis resulting from CAP may progress to severe sepsis and organ failure, which is typically treated using costly and/or invasive medical interventions including intensive care unit admission, dialysis, mechanical ventilation, vasopressor and Xigris® (drotrecogin alfa).

      Current Treatment. We are currently not aware of other therapies in development for the prevention of progression of sepsis as a result of CAP.

      Potential Treatment by IC14. IC14 is unique among sepsis therapies because its early mechanism of action suggests that it may have potential as a broad-based, first line therapy. IC14 inhibits the inflammatory response of sepsis at an early stage by blocking the function of CD14. CD14 is unique in its ability to recognize components from most types of microorganisms. Once activated by the recognition of these microbial components, CD14 triggers a localized inflammatory response that removes microorganisms at the site of infection. However, in some cases CD14 triggers an over-exuberant systemic inflammatory response that may lead to severe sepsis and multiple organ failure. In contrast to other potential targets, CD14 does not appear to be a redundant component of the immune response that leads to sepsis. Not only does CD14 recognize a diverse array of microbial components, but it also is directly involved in activating multiple cell types that promote this immune response, making it an attractive target for the treatment of sepsis. IC14 has been shown to block CD14 in both in vitro and in vivo models in preclinical studies.

      Development Status. We conducted a bacterial toxin challenge study in 16 healthy volunteers, which demonstrated that IC14 inhibited the inflammatory response to specific bacterial toxins by blocking the release of greater than 95% of the cytokine TNF-alpha which is grossly elevated during sepsis, and substantially reduced the development of flu-like symptoms. In 2002, we began enrollment in a Phase 2 clinical trial evaluating IC14 for patients with sepsis resulting from CAP.

IC485

      IC485 is an orally administered, small molecule inhibitor of the type 4 cyclic adenosine monophosphate (cAMP) phosphodiesterase enzyme, or PDE4. Inhibition of PDE4 leads to an increase in the second messenger, cAMP, within cells. This inhibition may in turn reduce the cell’s production of TNF-alpha and a variety of other inflammatory mediators.

Chronic Obstructive Pulmonary Disease Clinical Application

      Background. Chronic obstructive pulmonary disease (COPD) is under consideration as the primary clinical application for IC485. According to the U.S. Centers for Disease Control and Prevention, approximately 24 million U.S. adults have evidence of impaired lung function, indicating that COPD is under diagnosed.

      Current Treatment. COPD is currently treated with bronchodilators and anti-inflammatory drugs. However, these drugs have been of limited benefit in treating the disease. Rheumatoid arthritis is currently treated with strong anti-inflammatory medications or biologics that specifically target TNF-alpha.

      Potential Treatment by IC485. Clinical efficacy has been observed with other PDE4 inhibitors in patients with asthma and COPD. Clinical benefits in rheumatoid arthritis and Crohn’s disease have also been observed with approved therapies that target TNF-alpha production. We have demonstrated efficacy in preclinical models of rheumatoid arthritis and a lung injury model related to the pathology of COPD. Historically, drugs that have targeted PDE4 have induced side effects such as nausea, vomiting and sedation, thereby limiting their clinical utility. In preclinical studies of IC485, vomiting and sedation were not observed over a range of doses that inhibited TNF-alpha production, demonstrating the potential utility of this product candidate.

      Development Status. We completed a Phase 1 clinical trial in 2002 and plan to begin a Phase 2 study evaluating IC485 for patients with COPD in 2003.

Additional Clinical Application

      IC485 may also be evaluated for the treatment of rheumatoid arthritis.

Preclinical and Research Pipeline

      We continuously evaluate new product candidates as part of our discovery research program. We use an integrated approach in this program that incorporates our capabilities in molecular, cellular and structural biology, high throughput drug screening, medicinal chemistry and gene expression profiling. The table below summarizes our product development programs in which we are engaged in preclinical development or research.

Preclinical and Research Pipeline

Product Candidate/Program	Target Indication	Status

Cell cycle checkpoint/ DNA repair inhibitors	Cancer	Preclinical
Lipid and protein kinase inhibitors	Inflammatory diseases	Preclinical
Other phosphodiesterase inhibitors	Multiple diseases	Preclinical
Chemokine receptor antagonists	Allergic inflammatory diseases	Research
Other cell adhesion molecule antagonists	Cardiovascular and inflammatory diseases	Research
Novel antibiotics	Infectious diseases	Research

      In the status column of this table: “Preclinical” indicates evaluation of lead or preferred compounds for safety, pharmacology and proof of efficacy in non-human animal models; and “Research” indicates the research phase of the product identification process for compounds for which activity in target human biological assay systems has been demonstrated in laboratory tests, but which have not yet been tested in non-human animal models of specific human diseases.

Preclinical Programs

Cell Cycle Checkpoint/ DNA Repair Inhibitors

      Resistance of tumor cells to radiation or chemotherapy is due in part to cellular enzymes collectively termed cell cycle checkpoint/ DNA repair enzymes. These enzymes are proteins that recognize and repair potentially lethal defects in cellular DNA introduced by radiation or chemotherapeutic agents. In preclinical tests, we are currently evaluating and optimizing lead compounds that inhibit key enzymes involved in this process. We are assessing these compounds for their ability to selectively increase the sensitivity of tumors versus normal tissue to radiation or chemotherapeutic agents, thereby enhancing the success and minimizing the toxic effects of conventional treatments for many different types of tumors.

      According to the American Cancer Society, cancer is a major cause of death in the U.S., second only to cardiovascular disease. Because our cell cycle checkpoint/ DNA repair inhibitors potentially sensitize human cancer cells to chemotherapy and radiation therapy, they could potentially treat various forms of cancer, including the most common and lethal forms, such as prostate, breast, lung and colon cancer, as well as less common forms that are very poorly treated, such as pancreatic cancer.

Lipid and Protein Kinase Inhibitors

      Certain lipid and protein kinases are enzymes that regulate activation of white blood cell types that participate in inflammatory and degenerative diseases such as autoimmune disorders, chronic obstructive pulmonary disease and osteoporosis. We are currently evaluating, in preclinical studies, small molecule inhibitors of a kinase involved in white blood cell activation. Autoimmune disorders, a large group of clinically important diseases, occur when the immune system confuses normal tissue with invading foreign material and attacks itself, causing tissue destruction. The triggers that cause this process are many, but the net result is that white blood cells are activated and a robust immune response ensues against normal tissue. In preclinical studies, we are testing our kinase inhibitors for their ability to quell an autoimmune response.

Other Phosphodiesterase Inhibitors

      In addition to PDE4 and PDE5, the targets for IC485 and Cialis (tadalafil), respectively, we continue our discovery efforts and are conducting preclinical evaluations of inhibitors that selectively target other distinct members of the phosphodiesterase family of enzymes. These enzymes collectively regulate many bodily functions. Drugs targeted to individual enzymes impact specific bodily functions associated with the cardiovascular, urinary and nervous systems. We are currently evaluating inhibitor compounds in preclinical models of Parkinson’s disease and urinary incontinence.

Research Programs

      Since our inception, we have placed a strong emphasis on generating novel drug candidates from our own internal research activities. Over the past twelve years, we have assembled a highly integrated multidisciplinary research staff which includes:

•	molecular biologists and biochemists who identify new genes or proteins that are either product candidates or targets for product candidates; and

•	medicinal and process chemists, robotics experts, and pharmacologists and toxicologists who create, evaluate and optimize new product candidates.

      To use our expertise most effectively, we have concentrated our product discovery efforts on specific gene families, including phosphodiesterases, cell adhesion molecules and cell cycle checkpoint enzymes. In each case, we seek first to identify all the members of the family, understand the distribution of each member within the body and, through multiple functional tests, determine which members are most likely to affect human disease in a manner that can lead to therapeutic treatment. Once a given target is linked to an important biological function, such as activation of white blood cells, it is screened by our robotics group against a complex library of small organic molecules, from which lead compounds are identified. These lead compounds are tested against structurally related targets, encoded within the same family of genes and then optimized through repetitive cycles of chemical modification to yield a final product candidate. During the optimization process, our chemists and pharmacologists work together to build other attractive characteristics into the product candidate, such as the capacity to be administered orally and be maintained at appropriate levels in the bloodstream. The advantage of this gene family approach is that the initial efforts that yield a promising product candidate targeting one family member also provide valuable information about how to create product candidates that target other members of the gene family. For example, novel structural information regarding how IC747 interacts with its target, LFA-1, has been used to identify lead compounds that selectively block the function of other protein targets containing a related structural motif termed IDAS. This approach not only provides additional opportunities in other therapeutic areas, but also may markedly reduce the effort required to produce the next product candidate.

      Our current discovery research programs are directed toward the discovery of new product candidates for the treatment of various diseases, including allergic and other inflammatory diseases, cardiovascular diseases, oncologic diseases and infectious diseases.

      Compounds in the research phase of the product identification process are those for which activity in the target human biological assay systems has been demonstrated in laboratory tests. These compounds have not yet been tested in non-human animal models of specific human diseases. These compounds include:

•	antagonists of a chemokine receptor that promotes the exit of certain white blood cells from the bloodstream to sites of inflammation, which are potentially important in allergic inflammatory diseases such as asthma and skin inflammation;

•	compounds that block the function of other cell adhesion molecules that are potentially important in diseases such as rheumatoid arthritis, asthma and other degenerative diseases of the kidney, liver and lung;

•	lead inhibitors of other members of the PDE family of enzymes, including those that may be involved in regulating neurodegenerative diseases such as Parkinson’s disease and urological disorders, such as incontinence; and

•	molecules that represent lead compounds for new classes of antibiotics.

Collaborations and Licensing Agreements

      We have entered into arrangements with other parties to access technology, and to facilitate and fund the development and marketing of several of our product candidates. Our collaborations and licensing agreements include:

Eli Lilly and Company

      In October 1998, ICOS and Lilly formed Lilly ICOS, which is 50/50-owned, to develop and commercialize PDE5 inhibitors. In November 2002, Lilly ICOS received approval from the European Commission to market Cialis, for the treatment of erectile dysfunction, in all 15 member states of the European Union. Lilly ICOS began shipping Cialis to European wholesalers in January 2003. Both Lilly and ICOS will market any products resulting from the collaboration.

      Lilly ICOS continues to develop Cialis as an oral therapeutic agent for the treatment of erectile dysfunction in North America and other countries, and is also evaluating tadalafil in diabetic gastroparesis. Lilly ICOS intends to commercialize products approved in North America and Europe through the services of both ICOS and Lilly. For countries outside the European Union and North America, in exchange for royalty payments, Lilly ICOS has granted Lilly an exclusive license to develop, manufacture and commercialize the PDE5 inhibitors developed in the collaboration.

      Under the terms of this arrangement, we received a $75.0 million payment upon formation of the joint venture, a $15.0 million payment in 1999 upon initiation of a Phase 3 clinical trial program for Cialis and an additional $15.0 million payment in 2001 following the filing of the NDA with the FDA. We could receive additional payments based on the achievement of further development and commercialization objectives. Lilly ICOS was initially capitalized by Lilly through cash contributions and our contribution of an exclusive worldwide license to intellectual property relating to PDE5 inhibitors, including intellectual property associated with tadalafil and its research platform. Subsequent capital contributions have been made by both Lilly and ICOS in equal amounts. ICOS and Lilly jointly manage Lilly ICOS and, together, provide it with a broad range of research, development and commercial services.

      ICOS acquired the rights to the intellectual property license under an agreement with a third party in association with a previous collaboration. Pursuant to the terms of the third party agreement, ICOS committed to pay the party a royalty equal to 5% of the net sales of products developed utilizing the acquired technology. Lilly ICOS and Lilly have accepted primary responsibility for any royalty obligations resulting from ICOS’ previous arrangement.

Biogen, Inc.

      In July 2001, we entered into an agreement with Biogen to jointly develop and globally commercialize orally active, small molecule LFA-1 antagonists for the treatment of inflammatory diseases and conditions, including psoriasis, and other autoimmune diseases. Under the terms of this agreement, we and Biogen will cross-license LFA-1 antagonist technology and patents, including IC747 and other LFA-1 antagonists. We will share costs of ongoing development activities with Biogen, co-promote any products developed under the agreement, and equally share in the profits of the collaboration. We received an $8.0 million upfront fee upon executing the agreement, and received an additional $3.0 million in milestones in 2002, upon the successful completion of Phase 1 clinical trials and the subsequent initiation of a Phase 2 clinical program. We could receive future success-based milestones from Biogen based on the progression of IC747 and other LFA-1 antagonists through development. As of December 31, 2002, we have also received $10.0 million in loans from Biogen to fund part of our share of the related development costs, of which $9.0 million has been forgiven upon the achievement of certain objectives. Some or all future loans, of up to an additional $10.0 million as of December 31, 2002, may also be forgiven upon the achievement of further development milestones.

Texas Biotechnology Corporation

      In June 2000, ICOS and Texas Biotechnology formed ICOS-Texas Biotechnology L.P. (“ICOS-TBC”), a 50/50-owned limited partnership, to develop and commercialize endothelin receptor antagonists, such as sitaxsentan. Under the terms of this arrangement, ICOS and Texas Biotechnology equally funded the development of endothelin receptor antagonists and are entitled to equally share in the profits of the partnership. We made an initial $2.0 million payment to Texas Biotechnology upon formation of the partnership and made an additional $2.0 million payment in October 2001. Texas Biotechnology made an initial contribution to ICOS-TBC of an exclusive worldwide license to the intellectual property associated with endothelin receptor antagonists, including patent rights and technical information. ICOS-TBC is managed jointly by Texas Biotechnology and ICOS. Both parties provided the partnership with research and development services. In January 2003, we announced our conclusion that joint development of the endothelin receptor antagonist program, through ICOS-TBC, should not continue. We and Texas Biotechnology are currently negotiating the terms pursuant to which Texas Biotechnology might independently continue the endothelin receptor antagonist program.

Daiichi Suntory Pharma Co., Ltd.

      In February 1997, ICOS and Suntory Ltd. (the predecessor to Daiichi Suntory Pharma Co., Ltd.) formed Suncos, a 50/50-owned corporation, to develop and commercialize Pafase® (recombinant human platelet-activating factor acetylhydrolase). The joint venture was established with a $30.0 million cash investment, in Suncos, by Suntory Ltd., and ICOS’ contribution of an exclusive license for Pafase technology. Subsequent capital contributions were made by Suntory Ltd. and ICOS in equal amounts. Both Suntory Ltd. and ICOS provided Suncos with research and development services in support of the Pafase program. In December 2002, the Pafase development program was terminated, after an interim analysis did not demonstrate clinical benefit in a Phase 3 study for severe sepsis. There are no current plans for further development activities by Suncos.

Abbott Laboratories

      In April 1995, we formed a collaboration with Abbott Laboratories to discover small molecule drugs that modulate the intracellular signaling connections of certain intercellular adhesion molecules and integrins. In September 1997, we expanded and extended this relationship to include small molecule antagonists of the extracellular domains of certain integrins and intercellular adhesion molecules. The research program under the collaboration, which provided us with research funding from Abbott Laboratories, was completed at the end of its term on April 1, 1999. Under the terms of the arrangement, each company received exclusive development and commercialization rights to drugs relating to specific molecular targets with royalties and milestone obligations to the other party. Each party was responsible for the development, registration and commercialization of its own product candidates. In addition, the collaboration provided us with a library of chemical compounds for use in our own discovery programs. In June 2000, we amended the arrangement by acquiring Abbott Laboratories’ worldwide rights to all compounds developed in connection with the collaboration, including LFA-1 antagonists such as IC747. Abbott Laboratories will receive royalties and milestone payments on any products that we market that incorporate these compounds.

Other Collaborations and Licensing Arrangements

      We have also entered into collaborative arrangements regarding the following product candidates:

•	IC14. We have entered into a sublicensing arrangement with Johnson & Johnson and The Rockefeller University under which technology relating to IC14, developed by Dr. Richard Ulevitch at The Scripps Clinic and Research Foundation and Dr. Samuel Wright at The Rockefeller University, was sublicensed to us. Under this arrangement, we received a sublicense to the intellectual property relating to IC14 in exchange for royalty and future milestone payments based on development of this product candidate. We have exclusive rights to a portfolio of patents for the production and commercialization of IC14.

•	RTX. We have entered into a licensing agreement with Afferon Corporation related to RTX. Under the terms of this agreement, we have exclusive worldwide license rights for commercial use of RTX for the treatment of bladder disease or function. We are responsible for the costs of developing and commercializing RTX and related analogues. Afferon receives certain periodic payments and is entitled to future success-based milestone payments and royalties upon sales of marketed products, if any, resulting from this arrangement.

•	IC485. We have entered into a research and development arrangement with Array BioPharma Inc. relating to IC485. Under this arrangement, we funded the medicinal chemistry performed by Array relating to IC485. We received either an assignment of, or a license to, any and all intellectual property developed by Array relating to IC485 in exchange for future milestone payments based on development of this product candidate. We have exclusive rights to the worldwide production and commercialization of IC485.

•	Cell cycle checkpoint/ DNA repair inhibitors. We have entered into a research and development arrangement with Array relating to multiple research targets, including cell cycle checkpoint/ DNA repair inhibitors. Under this arrangement, we fund the medicinal chemistry performed by Array relating to the targets. We receive either an assignment of, or a license to, any and all intellectual property developed by Array, in exchange for future milestone payments based on the development of any product candidates that may arise from this arrangement. In addition, we have exclusive rights to the worldwide production and commercialization of any product candidates developed under this arrangement.

•	IDAS targeted product candidates. We have entered into an additional research and development agreement with Array relating to two research targets which contain an IDAS structural feature related to, but distinct from, that found in the cell adhesion molecule LFA-1, the target of IC747. Under the terms of this agreement, we will provide Array with research funding and both parties will collaborate in all aspects of lead generation and lead optimization. We will be responsible for clinical development and commercialization. We have exclusive rights to market, sell and distribute products that may arise from this arrangement. Array is entitled to receive success-based payments upon reaching certain development milestones and royalties based upon sales of products resulting from the collaboration.

•	Chemokine receptor 5 (“CCR5”). We have entered into a licensing agreement with Euroscreen S.A. related to CCR5. Under the terms of this agreement, we granted Euroscreen an exclusive license for key patents relating to the human CCR5 receptor and its role in HIV infection. We received an upfront payment in January 2003 and are entitled to future milestone and potential royalty payments upon commercialization of the licensed technology.

      In addition, we have entered, and may continue to enter, into licensing agreements and research collaborations with institutions and scientists to expand our access to new scientific developments, technologies and discoveries in certain areas. We have contracted with several academic and institutional collaborators to conduct research and development activities relating to our product candidates. We have also entered into licensing agreements with respect to specific technologies. These arrangements generally provide that we will fund either the research or development of the technology, or both, and will obtain an exclusive license or option to the technology developed, subject to certain royalty and other obligations.

Patents and Proprietary Rights

      Because of the length of time and expense associated with bringing new products through development and the governmental approval process to the marketplace, pharmaceutical and biotechnology companies have traditionally placed considerable importance on obtaining and maintaining patent protection for significant new technologies, products and processes. We have applied, and are applying, for patents for our product candidates and aspects of our technologies both in the U.S. and, when appropriate, in other countries. Our ability, however, to obtain patents in a timely manner, if at all, in foreign countries may be limited by the laws of some of those countries. For example, many countries, including several European countries, allow for an opposition period, often lasting many months, after a patent is granted, providing third parties with the opportunity to submit arguments that may call for the withdrawal of or limitations on the affected patents.

      Even if we are granted patents by government authorities, the validity and enforceability of patents issued to pharmaceutical and biotechnology companies has proven highly uncertain. For example, legal considerations surrounding the validity of patents in the fields of pharmaceuticals and biotechnology are in transition, and we cannot assure you that the historical legal standards surrounding questions of validity will continue to be applied or that current defenses relating to issued patents in these fields will, in fact, be considered sufficient in the future. In addition, we cannot assure you as to the degree and range of protections any of our patents may afford us, whether patents will be issued or the extent to which we will be successful in avoiding infringement of patents granted to others. For example, patents which have already been issued to us may be subjected to further governmental review that may ultimately result in the reduction of their scope of protection, and pending patent applications may have their requested breadth of protection significantly limited before being issued, if issued at all. Furthermore, since publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot assure you that we were the first creator of inventions covered by our patents or pending patent applications, or that we were the first to file patent applications for these inventions. In addition, after seeking advice of counsel, we may undertake research and development with respect to potential products, even when we are aware of third party patents that may be relevant to these potential products, on the basis that such patents may be challenged or licensed by us. If our subsequent challenges to or attempts to license such patents were to prove unsuccessful, we may not be able to commercialize our potential products after having incurred significant expenditures, and may be subject to patent infringement claims. Under U.S. federal law, companies are protected against claims of infringement for using technology patented by others in clinical trials. Accordingly, we cannot assure you that the absence of litigation with respect to our product candidates in clinical development is an indication that our commercially marketed products will not be found to infringe the patent rights of others.

      Many pharmaceutical and biotechnology companies and university and research institutions have filed patent applications or already have received patents in our areas of product development. Many of these entities’ applications and patents may be competitive with or conflict with ours, and could prevent us from obtaining patents or could call into question the validity of our existing patents. For example, if various patents issued to others are upheld in the courts or if certain patent applications filed by others are issued as patents and are upheld, we may be unable to market one or more of our product candidates, or may be required to obtain a license to market those product candidates. To contend with these possibilities, we have entered into non-exclusive license agreements and anticipate entering into additional license agreements in the future with third parties for technologies that may be useful or necessary for the manufacture or commercialization of some of our product candidates. In addition, we have initiated discussions with commercial entities that hold U.S. patents on technology or processes that we may find necessary in order to engage in some of our activities. However, we cannot assure you that these licenses, or any others that we may be required to obtain to market our product candidates, will be available on commercially reasonable terms, if at all, or that we will be able to develop alternative technologies if we cannot obtain required licenses.

      In connection with the treatment of erectile dysfunction, our principal competitor, Pfizer Inc., has been granted a number of U.S. and foreign patents. On October 22, 2002, the U.S. Patent and Trademark Office issued to Pfizer a “method of use” patent (US6469012). Later that day, Pfizer filed a lawsuit in the United States District Court for the District of Delaware against ICOS, Lilly, and Lilly ICOS alleging that the proposed marketing of product candidate Cialis would infringe this patent. We believe that Pfizer’s suit lacks merit and intend to vigorously pursue our defenses. If Pfizer were to prevail, however, we might be subject to substantial damages, prohibited from marketing Cialis for the treatment of erectile dysfunction in the United States, or required to enter into a licensing agreement to market Cialis in the United States. We cannot assure you that any required agreement would be available on commercially reasonable terms, if at all.

      On March 11, 1998, the European Patent Office granted Pfizer a similar patent (EP702555). We, Lilly, and eleven other companies successfully opposed this patent before the Opposition Division of the European Patent Office which, on July 18, 2001, revoked all the claims. Pfizer has appealed this decision. Pfizer’s European Patent had been nationalized by Pfizer in most European countries. Lilly ICOS brought suits challenging the patent in a number of these countries. On November 8, 2000, in the United Kingdom, the High Court of Justice, Chancery Division, Patents Court issued a judgment that the Pfizer patent claims are invalid for obviousness. Pfizer appealed and on January 23, 2002, the Supreme Court of Judicature, Court of Appeals affirmed. No further appeal is available to Pfizer in the United Kingdom. In other European Countries, Lilly ICOS’ suits have been stayed pending the appellate decision in the opposition proceeding before the European Patent Office. The resolution of the European Patent Office appeal and pending or subsequent litigation in the various European countries could take years. If Pfizer’s patent were ultimately reinstated by the European Patent Office or the courts in European countries, we might be subject to litigation by Pfizer in Europe, prohibited from marketing Cialis for the treatment of erectile dysfunction in some European countries, or required to enter into licensing agreements to market Cialis in Europe. We cannot assure you that such agreements would be available on commercially reasonable terms, if at all.

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

      To protect our rights to our patents and proprietary information, we may need to litigate against infringing third parties, or avail ourselves of the courts or participate in hearings to determine the scope and validity of our patent rights, such as participation in interference proceedings to determine priority of invention. These types of proceedings are often costly and could be very time-consuming to us, and we cannot assure you that the deciding authorities will rule in our favor. An unfavorable decision could allow third parties to use our technology without being required to pay us licensing fees or may compel us to license needed technologies to avoid infringing third party patent and proprietary rights. In addition, we may be required to defend ourselves in patent suits brought by third parties who seek to enjoin our product development efforts or seek damages for infringement. If we receive an unfavorable judgment on any of these claims, we could be forced to, among other things, alter our operations, pay licensing fees or discontinue developing or marketing one or more of our potential products, as well as incur significant legal expenses.

Government Regulation

      Regulation by government authorities in the United States, Europe, and other countries is a significant consideration in the manufacture and marketing of our products and potential product candidates and in our ongoing research and product development activities. Our product candidates will require regulatory approval by government agencies prior to commercialization. Human therapeutic products are subject to rigorous preclinical and clinical testing and other approval requirements by the FDA and comparable agencies in foreign countries. The time required for completing testing and obtaining approvals of our product candidates is uncertain, but often takes several years. Any delay in the approval of testing or in the evaluation of preclinical or clinical results by governmental authorities may hinder product development. In addition, we may encounter delays in product development or rejections of product applications due to changes in FDA or foreign regulatory policies during the period of product development and testing. Various federal, state and foreign statutes and regulations, including the Federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated thereunder, also regulate the manufacturing, safety, labeling, storage, record keeping, advertising, promotion and marketing of our product candidates, and failure to comply with these legal requirements may subject us to, among other things, civil penalties, criminal prosecution and restrictions on product development and production. The lengthy process of obtaining regulatory approvals and ensuring compliance with appropriate statutes and regulations requires the expenditure of substantial resources. Any delay or failure by us, our joint ventures or our collaborators to obtain regulatory approvals could adversely affect our ability to commercialize our product candidates, receive product, collaborative research or royalty payments and generate sales revenue.

      In general, the steps ordinarily required before a new therapeutic product candidate may be marketed in the United States include:

•	preclinical laboratory tests, animal tests and formulation studies;

•	the submission to the FDA of an Investigational New Drug Application, which must become effective before clinical testing may begin in humans;

•	adequate and well-controlled clinical trials to establish the safety and efficacy of the product candidate for each indication;

•	the submission of a New Drug Application or Biologics License Application, as the case may be, to the FDA; and

•	FDA review and approval of a New Drug Application or Biologics License Application, as the case may be, prior to any commercial sale or shipment of the product candidate.

      Preclinical studies generally are conducted in the laboratory to evaluate the potential safety and efficacy of a therapeutic product candidate and are undertaken in compliance with Good Laboratory Practices regulations. The results of these studies are submitted to the FDA as part of an Investigational New Drug Application, which must be reviewed by the FDA before clinical testing may begin in the United States. Once the FDA is satisfied with or does not comment on the submission of the Investigational New Drug Application, clinical trials on humans may begin, although the FDA may put a hold on these trials at any time.

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

      The results of preclinical and clinical testing of a product candidate, as well as data relating to a product candidate’s chemistry, pharmacology and manufacture, are required to be submitted to the FDA, in the form of a New Drug Application for small molecule products or a Biologics License Application for biological products, in order to seek FDA approval. FDA approval of the New Drug Application or Biologics License Application is required before marketing of a product may begin in the United States, and the cost of this process may be substantial. In response to a New Drug Application or Biologics License Application, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria, including the pre-approval of relevant product manufacturing facilities. No action can be taken to market any new drug or biologic product in the United States until an appropriate marketing application has been approved by the FDA. The failure to obtain timely permission for clinical testing or timely regulatory approval for product marketing could materially affect us. Furthermore, following approval, the FDA may require additional testing and surveillance programs to monitor the side effects or adverse events associated with use of a new product. The FDA may prevent or limit future marketing of a product based on the results of these post-marketing programs. Additional testing is also required to gain approval for the use of a product as a treatment for indications other than those already approved.

      In addition, some of our product candidates may qualify as orphan drugs under the Orphan Drug Act of 1983. This act generally provides incentives to manufacturers to undertake development and marketing of products to treat relatively rare diseases or those diseases that would likely affect fewer than 200,000 persons annually in the United States. A drug that receives orphan drug designation by the FDA, and is the first product to receive FDA marketing approval for its product claim, is entitled to various advantages, including a seven-year exclusive marketing period in the United States for that product claim. However, any drug that is considered by the FDA to be different from a particular orphan drug, including any orphan drug of ours that has been so designated by the FDA, is not precluded from sale in the United States during the seven-year exclusive marketing period. We cannot assure you that any of our product candidates will be designated as an orphan drug by the FDA or, if so designated, will have a positive effect on our revenues.

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

      In the event that one of our product candidates is approved for sale in the United States, we will also be subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify exemptions or “safe harbors” for certain payment arrangements that do not violate the anti-kickback statutes. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing certain practices, it is possible that our future practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. In the event that one of our product candidates is approved for sale in the United States and is subject to reimbursement by third party payors, our future activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). If the government were to allege against or convict ICOS of violating these laws, there could be a material adverse effect on us, including our stock price. Our future activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities.

      Our policy is to conduct our research activities in compliance with the National Institute of Health Guidelines for Research Involving Recombinant DNA Molecules. We are also subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our work. The extent and character of government regulation that might result from future legislation or administrative action, including additions or changes to environmental laws, cannot be accurately predicted and may materially affect our business operations and revenues. Additionally, our present and future business is and will continue to be subject to various other forms of governmental regulation.

Competition

      Competition in the pharmaceutical and biotechnology industries is intense and characterized by rapid technological development. We expect that our product candidates will encounter significant competition. A number of pharmaceutical and biotechnology companies are currently developing products targeting the same diseases and medical conditions that we target, and some of our competitors’ products have entered clinical trials or are already commercially available. For example, Pfizer has already successfully commercialized Viagra, a competitor of our product candidate Cialis. Bayer AG has filed a New Drug Application with the FDA seeking approval for a PDE5 inhibitor, to be marketed in partnership with GlaxoSmithKline, for the treatment of erectile dysfunction. Additionally, Bayer AG recently received marketing approval from the European Commission for that PDE5 inhibitor for the treatment of erectile dysfunction. Genentech, Inc. and XOMA Ltd. have demonstrated the efficacy of an injectable LFA-1 antibody, efalizumab, in Phase 3 clinical trials for psoriasis, with which IC747 would compete. Similarly, Amgen Inc. recently announced positive results in a Phase 3 clinical study for psoriasis with Enbrel® (etanercept), a TNF-alpha inhibitor, for the treatment of moderate to severe plaque psoriasis. RTX, if approved, would compete with both Elmiron, an oral therapy approved for the treatment of interstitial cystitis, and BCG, an intravesical therapy currently in development. Major competitors for IC485 could include cilomilast, roflumilast and other compounds currently under development. In addition, our potential products, if approved and commercialized, will compete against well-established existing therapeutic products that are currently reimbursed by government health administration authorities, private health insurers and health maintenance organizations.

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

      Many of our competitors have substantially more experience, capital, research and development, regulatory, manufacturing, sales, marketing, human and other resources than we do. As a result, they may:

•	develop products that are safer, more effective or less costly than our products or product candidates, or that render our products or product candidates obsolete;

•	obtain FDA and other regulatory approvals or reach the market with their products more rapidly than we can, or with labeling claims more favorable than ours, reducing the potential sales of our product candidates;

•	obtain intellectual property rights that could increase our costs or prevent development or commercialization of our product candidates;

•	devote greater resources to market or sell their products;

•	adapt more quickly to new technologies and scientific advances;

•	initiate or withstand substantial price competition more successfully than we can;

•	have greater success in recruiting skilled scientific workers from the limited pool of available talent;

•	more effectively negotiate third party collaborative and licensing arrangements; and

•	take advantage of acquisition or other opportunities more readily than we can.

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

      We believe the principal competitive factors affecting our markets are the timing and scope of regulatory approvals, safety and efficacy of therapeutic products, cost and availability of these products, availability of alternative treatments, third party reimbursement programs and patent and proprietary rights protection. Although we believe that we are well positioned to compete adequately with respect to these factors in the future, our future success is currently difficult to predict because Cialis was only recently made available in Europe and all of our product candidates are still in various stages of development and are subject to substantial regulatory approval and commercialization risks.

Manufacturing

      We have been manufacturing recombinant protein-based clinical materials in our production facilities in Bothell, Washington, a suburb of Seattle, to support our clinical trials since 1993. Our current facilities are capable of utilizing both microbial- and mammalian-based production processes and were designed to meet the FDA requirements for the production of purified recombinant protein bulk product. We currently produce bulk product for our product candidate IC14 at our production facilities. Vialing and other finishing steps in the manufacturing processes of IC14 are completed under contracts with third parties. We also manufacture purified recombinant protein bulk product for third parties pursuant to contractual arrangements and may enter into additional arrangements in the future.

      We currently do not have facilities to produce small molecule drugs. Cialis is currently manufactured under contract by Lilly in the United Kingdom. We have established relationships with third party manufacturers to produce the required materials for our other small molecule programs. We cannot assure you that we will be able to maintain our current relationships with third party manufacturers and suppliers or establish future arrangements with third party manufacturers and suppliers on commercially reasonable terms, if at all. We participate in quality control and quality assurance processes related to the manufacture of potential products for us and our affiliates. However, there is no assurance that regulatory bodies will not raise issues regarding manufacturing and quality processes. In 2001, the FDA issued Lilly a Form 483 and a warning letter outlining certain observations relative to Lilly’s U.S. manufacturing facilities. We cannot be certain that the FDA’s observations will not impact the Cialis U.S. manufacturing program and the potential U.S. launch of Cialis.

Marketing and Sales

      We have begun the development of a marketing and sales infrastructure by recruiting several individuals experienced in these functions from larger pharmaceutical and biotechnology companies. Currently, we have employees with significant commercial experience in marketing and sales from major pharmaceutical companies who will oversee the development of this infrastructure.

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

      In addition to our own marketing and sales force, we may promote our potential products with marketing partners. We also may rely on relationships with one or more companies with established distribution systems and direct sales forces to distribute and sell our potential products, including our collaboration partners. For example, the marketing of Cialis in the United States and Europe will be managed by teams made up of employees of ICOS and Lilly, our joint venture partner for this product. We plan to build a sales force that, together with Lilly, will co-promote Cialis. Costs of marketing and selling Cialis in Europe and North America will be charged to Lilly ICOS.

Human Resources

      As of December 31, 2002, we employed approximately 525 individuals. Approximately 400 of our employees are engaged in research or development activities and the others are engaged in general, administrative, marketing and sales positions. We consider our employee relations to be good. We have never had a work stoppage, and none of our employees are represented under a collective bargaining agreement. We believe that our future success is dependent in part on our ability to attract, integrate and retain skilled scientific, sales and marketing, and other professional and senior management personnel. Competition in our industry for these skilled workers is intense, and we cannot assure you that we will be able to attract, integrate and retain these personnel.

Important Factors Regarding Forward-Looking Statements

      This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “should” or “will” or the negative of such terms or other comparable terminology. Forward-looking statements are only predictions that provide our current expectations or forecasts of future events. In particular, forward-looking statements include:

•	information concerning possible or assumed future results of operations, trends in financial results and business plans;

•	statements about our product development schedule;

•	statements about our expectations for regulatory approvals for any of our product candidates;

•	statements about our potential or prospects for future product sales;

•	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments and other financing proceeds to meet these requirements;

•	statements about the outcome of contingencies such as legal proceedings;

•	other statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical fact.

      From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any other public statements that we make may turn out to be wrong. Inaccurate assumptions we might make and known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. You should not place undue reliance on these forward-looking statements.

      We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under the caption Risk Factors in this report. These are risks that we think could cause our actual results to differ materially from expected or historical results.

Risk Factors

      ICOS operates in an environment that involves a number of risks and uncertainties. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition would suffer. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Related to Our Business

We have a history of losses and may never achieve profitability.

      We have incurred significant operating losses since we began operations in September 1990. As of December 31, 2002, we had an accumulated deficit of $464.0 million. Development work for Lilly ICOS’ anticipated U.S. approval of Cialis continues. Sales of Cialis in Europe, which will be reported by Lilly ICOS, did not begin until late January 2003. ICOS has never reported revenues from the sale of approved pharmaceutical products. Our operating losses have been increasing during the past several years and are expected to increase in 2003 and, possibly, thereafter, as we attempt to complete development of our potential products, obtain necessary regulatory approvals and manufacture and market these product candidates. We expect to incur substantial marketing and other costs related to commercializing Cialis in Europe and if we are able to complete development and obtain regulatory approval for this product candidate in the United States. Even if we do successfully develop products that can be marketed, we or our collaboration entities will need to generate significant revenues from those products to achieve and maintain profitability. We currently do not expect to achieve profitability for at least two-to-three years. Even if we do become profitable, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis.

Our operating results are subject to fluctuations that may cause our stock price to decline.

      Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenue is unpredictable and may fluctuate due to many factors, some of which we cannot control. For example, factors affecting our revenue presently or in the future could include:

•	the timing of non-recurring licensing fees;

•	reimbursements earned by us for manufacturing services;

•	achievement of milestones under new and existing licensing and collaborative agreements;

•	timing and success of product launches;

•	lower than expected demand for our products;

•	changes in wholesaler buying patterns;

•	changes in reimbursement rates;

•	government regulation;

•	changes in physician prescribing habits;

•	increased competition for new or existing products;

•	fluctuations in foreign currency exchange rates; and

•	changes in our product pricing strategies.

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

      It is possible that, in the future, our operating results in a particular quarter or quarters will not meet the expectations of securities analysts or investors, causing the market price of our common stock to decline. In the past, some companies that have experienced decreases in the market price of their stock have been subject to securities class action litigation. A securities class action lawsuit against us could result in substantial damages, costs and a diversion of our management’s attention and resources.

Our clinical trials may fail to demonstrate the safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.

      Successful development of pharmaceutical and biotechnology products is highly uncertain, and very few research and development projects produce a commercial product. Any failure or substantial delay in completing clinical trials for our product candidates may severely harm our business. Before obtaining regulatory approval for the sale of any of our potential products, we must subject these product candidates to extensive preclinical and clinical testing to demonstrate their safety and efficacy for humans. Clinical trials are expensive, time-consuming and may take years to complete. We may not complete clinical trials of product candidates under development, and the results of the trials may fail to demonstrate the safety or efficacy of such product candidates to the extent necessary to obtain regulatory approvals or to make commercialization of the product candidates worthwhile. At any time during these clinical trials, factors such as ineffectiveness of the product candidate, discovery of unacceptable toxicities or side effects, development of disease resistance or other physiological factors, or delays in patient enrollment could cause us to interrupt, limit, delay or abort the development of these product candidates.

      In addition, success in preclinical and early clinical trials does not ensure that late-stage or large-scale trials will be successful. Many companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in clinical trials, even after promising results had been obtained in earlier trials. We have stopped two of our late-stage Phase 3 clinical trials of product candidates following interim analyses: a trial of Pafase for the treatment of severe sepsis was stopped in late 2002, and a study of LeukArrest™ for the treatment of ischemic stroke was stopped in early 2000. Also, our trial data for product candidate ICM3 did not show sufficiently promising results to warrant further study for the treatment of psoriasis.

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

      Any failure to receive the regulatory approvals necessary to commercialize our product candidates, in particular Cialis, could cause our business to fail. Our product candidates are subject to extensive and rigorous government regulation. For example, the United States Food and Drug Administration, or FDA, regulates, among other things, the development, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. Our products marketed abroad are also subject to extensive regulation by foreign governments. None of our product candidates has been approved for sale in the United States, and only Cialis has been approved outside of the U.S. In addition, we have only limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain such approvals.

      The regulatory review and approval process, which includes preclinical studies and clinical trials of each product candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish the product candidate’s safety and efficacy. The approval process may take many years to complete and may involve ongoing requirements for post-marketing studies. Any FDA or other regulatory approval of our product candidates, once obtained, may be withdrawn. The effect of government regulation may be to:

•	delay marketing of potential products for a considerable period of time;

•	limit the indicated uses for which potential products may be marketed;

•	impose costly requirements on our activities; and

•	provide competitive advantage to other pharmaceutical and biotechnology companies.

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

      In June 2001, Lilly ICOS submitted a New Drug Application for Cialis for the treatment of erectile dysfunction to the FDA and, in April 2002, received an “approvable” letter from the FDA. The letter indicated that FDA approval for Cialis is conditional upon completion of additional pharmacology studies, labeling discussions and manufacturing inspections. If the FDA finds that the additional required data are insufficient or is unsatisfied with the manufacturing inspections, the FDA could require corrective action or additional data, which could further delay or prevent approval. For example, the FDA could require additional studies for Cialis which could require clinical testing in significantly more patients. These additional studies could take years and require significant resources.

We may be unable to establish sales and marketing capabilities necessary to successfully commercialize our potential products.

      We currently have limited direct sales and marketing capabilities. We anticipate relying on others to market and sell some of our primary product candidates. For example, we have entered into an agreement with Lilly to co-promote Cialis in North America and Europe. Lilly ICOS began European promotion of Cialis in late 2002, following receipt of marketing authorization from the European Commission. Lilly is expected to provide the majority of the sales and marketing resources to Lilly ICOS. Because we expect to market or co-market our potential products through a direct sales force, we will need to either hire a sales force with expertise in pharmaceutical sales or contract with a third party to provide a sales force to meet our needs. We may be unable to establish marketing, sales and distribution capabilities necessary to commercialize and gain market acceptance for our potential products. In addition, co-promotion or other marketing arrangements with others to commercialize potential products could significantly limit the revenues we derive from these potential products, and these parties may fail to commercialize our potential products successfully.

The success of Cialis is dependent on the marketing, promotion, sales and distribution activities of our partner, Lilly.

      Through Lilly ICOS, we and Lilly have joint responsibility for the promotion, sale and distribution of Cialis in North America and Europe. In addition, Lilly has promotion, sales and distribution rights to Cialis for the other parts of the world with royalties to be paid to Lilly ICOS. As a company, ICOS has no experience in the sale or marketing of pharmaceutical products and has only recently hired an experienced sales and marketing staff. We believe that, for Cialis to be widely adopted, the efforts of a sizeable, experienced pharmaceutical sales force are needed. If Lilly fails to devote appropriate resources to promote, sell and distribute Cialis, sales of Cialis could be reduced. In addition, if Lilly breaches or terminates its agreement with us, or otherwise fails to conduct its Cialis-related activities in a timely manner, sales of Cialis could be delayed, reduced or become substantially more costly for us to achieve.

We may be unable to establish or maintain the manufacturing capabilities necessary to develop and commercialize our potential products.

      We do not have facilities to manufacture small molecule product candidates, such as Cialis, and we do not have sufficient manufacturing capacity to manufacture our biological product candidates in quantities necessary for commercial sale. In addition, our manufacturing capacity may be inadequate to complete all clinical trials contemplated by us over time. We intend to rely significantly on contract manufacturers, including our collaboration partners, to produce large quantities of drug material needed for clinical trials and commercialization of our potential products. We will have to depend on these manufacturers to deliver materials on a timely basis and to comply with regulatory requirements, including Good Manufacturing Practices regulations enforced by the FDA through its facilities inspection program. Contract manufacturers may not be able to meet our needs with respect to timing, quantity or quality of materials, and may fail to satisfy applicable regulatory requirements with respect to the manufacture of these materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our revenues and potential profitability may be lower. For example, our ability to satisfy demand for our products could be reduced, which could adversely affect our operating results. Further, our clinical trials may be delayed, thereby delaying the submission of product candidates for regulatory approval and the market introduction and subsequent commercialization of our potential products.

      Manufacturing product candidates in compliance with regulatory requirements is complex, time-consuming and expensive. If we make changes in our manufacturing processes, the FDA and corresponding foreign authorities may require us to demonstrate that the changes have not caused the resulting drug material to differ significantly from the drug material previously produced. Also, we may want to rely on results of prior preclinical studies and clinical trials performed using the previously produced drug material. Depending on the type and degree of differences between the newer and older drug material, we may be required to conduct additional animal studies or human clinical trials to demonstrate that the newly produced drug material is sufficiently similar to the previously produced drug material. We and our collaboration partners have made manufacturing changes and are likely to make additional manufacturing changes for the production of our product candidates currently in development, such as Cialis. Manufacturing changes could result in delays in development or regulatory approval or in reduction or interruption of commercial sales of our potential products and could impair our competitive position.

      We may develop our manufacturing capacity in part by expanding our current facilities or building new facilities. Either of these activities would require substantial additional funds, and we would need to hire and train significant numbers of employees to staff these facilities. We may not be able to develop manufacturing facilities that are sufficient to produce drug material for clinical trials or commercial use. Moreover, we and any contract manufacturers that we may use must continually adhere to current Good Manufacturing Practices regulations. If our facilities or the facilities of contract manufacturers cannot pass a pre-approval plant inspection, the FDA pre-market approval of our product candidates will not be granted. In complying with these regulations and foreign regulatory requirements, we and any of our contract manufacturers will be obligated to expend time, money and effort in production, recordkeeping and quality control to assure that our potential products meet applicable specifications and other requirements. If we or any of our contract manufacturers fail to comply with these requirements, we may be subject to regulatory sanctions.

      It is expected that Cialis will be manufactured by Lilly for sale in all markets where regulatory approval has been granted. Recently, Lilly has had a number of regulatory issues with its manufacturing facilities. In early 2001, as a result of preapproval plant inspections for certain of its products, the FDA issued a warning letter to Lilly regarding their U.S. manufacturing practices. In November 2001, following a reinspection of their manufacturing facilities, the FDA noted additional observations. In the spring of 2002, the FDA conducted a comprehensive review of eight of Lilly’s global manufacturing sites and a number of observations were noted. Lilly has stated that it has provided the FDA with responses to the observations, and has been meeting with senior FDA officials to discuss the Agency’s priority issues and expectations as well as Lilly’s comprehensive action plan. The FDA has not yet issued its final conclusions and recommendations. Lilly has stated that it continues to work to resolve issues related to their manufacturing operations and expects to be prepared for a reinspection by the FDA during the first half of 2003. Lilly has informed us that the FDA approval of Cialis and availability of Cialis for the U.S. market is not expected to be affected by Lilly’s manufacturing issues. However, we can give no assurances as to what future actions the FDA may take with regard to the manufacturing of Cialis, and we cannot be certain that Lilly’s outstanding manufacturing issues will not impact the anticipated approval or sale of Cialis in the U.S.

Our business may be harmed if we cannot obtain sufficient quantities of raw materials.

      We depend on outside vendors for the timely supply of raw materials used to conduct preclinical testing and clinical trials of product candidates. Once a supplier’s materials have been selected for use in our manufacturing process, the supplier in effect becomes a sole or limited source of that raw material due to regulatory compliance procedures. Presently, Lilly is the sole, authorized provider of the active pharmaceutical ingredient (“API”) utilized in the manufacture of Cialis, and all API production for Cialis is conducted at a single Lilly facility. Lilly relies on a third-party vendor who has the exclusive rights to mill the API to conform the drug substance to specifications used in the manufacturing process. Once milled, the refined API is shipped to a different Lilly location, where the drug substance is manufactured into tablets, packaged, and made ready for sale. At each of these stages in the manufacturing process, Lilly ICOS depends on an exclusive provider (i.e. Lilly or another vendor) for the timely supply and production of raw materials. If any of these suppliers, or production facilities, were to cease production or otherwise fail to supply Lilly ICOS with quality raw materials or manufacturing services in a timely manner, Lilly ICOS and ICOS could be materially impacted. Similar risks exist with respect to raw materials used in the testing and development of our other product candidates.

We may be unable to compete successfully in the markets for pharmaceutical and biotechnological products.

      The markets in which we compete are well established, and intensely competitive. We may be unable to compete successfully against our current and future competitors. Our failure to compete successfully may result in pricing reductions, reduced gross margins, failure to achieve market acceptance for our potential products and inability to achieve profitability.

      Our potential products, if approved and commercialized, will compete against well-established existing therapeutic products or treatments, many of which are currently reimbursed by government health administration authorities, private health insurers and health maintenance organizations. In addition, a number of pharmaceutical and biotechnology companies are currently developing products targeting the same diseases and medical conditions that we target. For example, Pfizer has already successfully commercialized Viagra, a competitor of our product candidate Cialis. Also, Bayer AG recently received marketing approval from the European Commission, and has received an “approvable” letter from the FDA, for a PDE5 inhibitor for the treatment of erectile dysfunction.

      Our competitors include pharmaceutical companies, biotechnology companies, chemical companies, academic and research institutions and government agencies. Many of these organizations have substantially more experience and more capital, research and development, regulatory, manufacturing, sales, marketing, human and other resources than we do. Furthermore, large pharmaceutical companies recently have been consolidating, which has increased their resources and concentrated valuable intellectual property assets. As a result, they may:

•	develop products that are safer, more effective or less costly than any of our current or future products or that render our products obsolete;

•	obtain FDA and other regulatory approvals or reach the market with their products more rapidly than we can or with labeling claims more favorable than ours, reducing the potential sales of our product candidates;

•	obtain intellectual property rights that could increase our costs or prevent development or commercialization of our product candidates;

•	devote greater resources to market or sell their products;

•	adapt more quickly to new technologies and scientific advances;

•	initiate or withstand substantial price competition more successfully than we can;

•	have greater success in recruiting skilled workers from the limited pool of available talent;

•	more effectively negotiate third party licensing and collaborative arrangements; and

•	take advantage of acquisition or other opportunities more readily than we can.

      We face, and will continue to face, intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies, for relationships with academic and research institutions, and for licenses to proprietary technology. In addition, we anticipate that we will face increased competition in the future as new companies enter our markets and as scientific developments surrounding protein-based and small molecule therapeutics continue to accelerate.

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

      Patent litigation is very common in the biopharmaceutical industry. We cannot assure you that third parties will not assert patent or other intellectual property infringement claims against us or our collaboration partners with respect to technologies used in potential products. Any claims that might be brought against us relating to infringement of patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit brought against us or our collaboration partners, we or our collaboration partners may be forced to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a third party’s intellectual property unless that party grants us or our collaboration partners rights to use its intellectual property. We or our collaboration partners may not be able to obtain these rights on commercially reasonable terms, if at all. Even if we or our collaboration partners were able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business. For example, on October 22, 2002, the U.S. Patent and Trademark Office issued to Pfizer a “method of use” patent (US6469012). Later that day, Pfizer filed a lawsuit in the United States District Court for the District of Delaware against ICOS, Lilly, and Lilly ICOS alleging that the proposed marketing of product candidate Cialis would infringe this patent. We believe that Pfizer’s suit lacks merit and intend to vigorously pursue our defenses. If Pfizer were to prevail, however, we might be subject to substantial damages, prohibited from marketing Cialis for the treatment of erectile dysfunction in the United States, or required to enter into a licensing agreement to market Cialis in the United States. We cannot assure you that any required agreement would be available on commercially reasonable terms, if at all. In the event that we were unable to profitably market Cialis in the U.S., our future financial condition, and our ability to obtain additional funding, would be adversely affected, including our ability to pursue our development programs.

      Additionally, we may have to resort to costly and time-consuming proceedings and litigation to determine the invalidity or scope of the proprietary rights of others. For example, we, Lilly and eleven other companies were involved in an opposition proceeding in the European Patent Office in which we opposed a patent previously granted by the European Patent Office to Pfizer. This patent (EP702555) is a “method of use” patent similar to the patent (US6469012) subsequently granted to Pfizer in the United States. Although the opposition proceeding was successful before the Opposition Division of the European Patent Office, which on July 18, 2001, revoked all the claims, Pfizer has appealed. Pfizer’s European Patent had been nationalized by Pfizer in most European countries. Lilly ICOS brought suits challenging the patent in a number of these countries. Generally, these cases have been stayed pending the appellate decision in the opposition proceeding before the European Patent Office. The resolution of the European Patent Office appeal and pending or subsequent litigation in the various European countries could take years. If Pfizer’s patent were ultimately reinstated by the European Patent Office or the courts in European countries, we might be subject to litigation by Pfizer in Europe, prohibited from marketing Cialis for the treatment of erectile dysfunction in some European countries, or required to enter into licensing agreements to market Cialis in Europe. We cannot assure you that such agreements would be available on commercially reasonable terms, if at all.

      Furthermore, after seeking advice of counsel, we may undertake research and development with respect to potential products even when we are aware of third-party patents that may be relevant to these potential products, on the basis that such third party patents may be challenged or licensed by us. If our subsequent challenges to such patents were not to prevail, we may be subject to patent infringement claims. In addition, if our subsequent attempts to license such patents were to prove unsuccessful, we may not be able to commercialize these potential products after having incurred significant expenditures.

We will need additional funds to develop and market our potential products. If we are unable to obtain the additional funding, we could be required to delay, scale back or eliminate expenditures for some of our programs or grant rights to third parties to develop and market our potential products.

      Our business does not currently generate the cash needed to finance our operations. We will require substantial financial resources to conduct the time-consuming and costly research, preclinical development, clinical trials, manufacturing, regulatory and marketing activities necessary to commercialize our potential products. We expect to seek additional financing through public or private sources, including equity or debt financings, and through other alternatives, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements. However, financing may be unavailable when we need it or may not be available on acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders would be reduced, and these securities might have rights superior to those of our common stock. If we are unable to raise additional funds when we need them, we could be required to delay, scale back or eliminate expenditures for some of our development programs or grant rights to third parties to develop and market product candidates that we would prefer to develop and market internally. If we are required to grant such rights, the ultimate value of these product candidates to us may be reduced.

If we fail to negotiate or maintain successful collaborative arrangements with third parties, our development and marketing activities may be delayed or reduced.

      We have entered into, and we expect to enter into in the future, collaborative arrangements with third parties who provide us with funding and/or who perform research, development, regulatory compliance, manufacturing or marketing activities relating to some or all of our product candidates. If we fail to secure or maintain successful collaborative arrangements, our development and marketing activities may be delayed or reduced. Currently, we have collaborative arrangements with Lilly, Biogen and other companies and research laboratories. We may be unable to negotiate additional collaborative arrangements or, if necessary, modify our existing arrangements on acceptable terms.

      Our collaborative agreements can be terminated under certain conditions by our partners. In addition, our partners may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborative efforts. Even if our partners continue their contributions to the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Disputes may arise between us and our partners as to a variety of matters, including financing obligations under our agreements and ownership of intellectual property rights. Also, our partners may fail to perform their obligations under the collaborative arrangements or may be slow in performing their obligations. In addition, our partners may experience financial difficulties at any time that could prevent them from having available funds to contribute to these collaborations. In these circumstances, our ability to develop and market potential products could be severely limited.

Acquisitions, mergers or investments in businesses, products or technologies could harm our business, operating results and stock price.

      We may acquire, merge with or invest in other businesses, products or technologies that are intended to complement our existing business. From time to time, we have had discussions and negotiations with companies regarding business combinations or investing in these companies’ businesses, products or technologies, and we regularly engage in these discussions and negotiations in the ordinary course of our business. Some of our management have limited or no prior experience in assimilating acquired or merged companies. Any acquisitions or investments we complete will likely involve some or all of the following risks:

•	difficulty of assimilating the new operations and personnel, products or technologies;

•	commercial failure of the new products;

•	disruption of our ongoing business;

•	diversion of resources;

•	inability of management to maintain uniform standards, controls, procedures and policies;

•	difficulty of managing our growth and information systems;

•	reduction in the overall growth rate of the combined organization;

•	risks of entering markets in which we have little or no prior experience; and

•	impairment of relationships with employees or customers.

      In addition, future acquisitions, mergers or investments could result in potentially dilutive issuances of equity securities, use of cash or incurrence of debt and assumption of direct and contingent liabilities, any of which could have an adverse effect on our business and operating results or the price of our common stock.

Anti-takeover provisions in our charter documents and under Delaware law and our stockholders’ rights plan could make an acquisition of us, which may be beneficial to our stockholders, more difficult to complete.

      Provisions of our certificate of incorporation and bylaws will make it more difficult for a third party to acquire us on terms not approved by our board of directors, even if such acquisitions were beneficial to our stockholders, and may have the effect of deterring hostile takeover attempts. For example, our certificate of incorporation currently authorizes our board of directors to issue up to 2,000,000 shares of preferred stock and to fix the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of our common stock will be subject to, and may be harmed by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could reduce the voting power of the holders of our common stock and the likelihood that common stockholders will receive payments upon liquidation. In addition, our certificate of incorporation divides our board of directors into three classes having staggered terms, which would make it more difficult for a potential acquirer to replace our board of directors. We are also subject to provisions of Delaware law that could have the effect of delaying, deferring or preventing a change in control of ICOS. One of these provisions prevents us from engaging in a business combination with any interested stockholder for a period of three years from the date the person becomes an interested stockholder, unless specified conditions are satisfied. We have also implemented a stockholders’ rights plan, also called a poison pill, which would substantially reduce or eliminate the expected economic benefit to an acquirer from acquiring us in a manner or on terms not approved by our board of directors. These and other impediments to a third party acquisition or change of control could limit the price investors are willing to pay in the future for shares of our common stock.

The failure to attract or retain key management and technical employees and consultants could harm our business.

      We are highly dependent on the efforts and abilities of our current management and key technical personnel. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. Failure to retain our existing key management and technical personnel or to attract additional highly qualified personnel could, among other things:

•	delay our ongoing discovery research efforts;

•	delay preclinical or clinical testing of our product candidates;

•	delay the regulatory approval process;

•	compromise our ability to negotiate additional collaborative arrangements; or

•	prevent us from successfully commercializing our product candidates.

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

      Our product candidates, even if approved by the FDA or foreign regulatory agencies, may fail to achieve market acceptance, which would impair our ability to become profitable. We believe that market acceptance of our potential products will depend on our ability to provide acceptable evidence of safety, efficacy and limited side effects; our ability to provide these potential products at reasonable prices; and the availability of third party reimbursement for these potential products. In addition, market acceptance depends on the effectiveness of our marketing strategy, and, to date, we have very limited sales and marketing experience or capabilities.

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

We may be required to defend lawsuits or pay damages in connection with the alleged or actual harm caused by our products or product candidates.

      We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in harm to others. This risk exists in clinical trials as well as in commercial distribution. In addition, the pharmaceutical and biotechnology industries in general have been subject to significant medical malpractice litigation. We may incur significant liability if product liability or malpractice lawsuits against us are successful. Furthermore, product liability claims, regardless of their merits, could be costly and divert management’s attention from other business concerns, or adversely affect our reputation and the demand for our products. Although we maintain product liability insurance, we cannot be sure that this coverage is adequate or that it will continue to be available to us on acceptable terms.

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

Available Information

      Our internet address is www.icos.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports available free of charge through our internet website. In addition, we will voluntarily provide paper copies of such filings, free of charge, upon request.

Item 2.      Properties

       We lease or own approximately 300,000 square feet of space in seven buildings located in Bothell and Bellevue, Washington. Our leases expire between March 2006 and January 2009, with options to renew for additional four- or five-year periods. Our principal administrative offices, research laboratories and clinical production facility occupy approximately 285,000 square feet. We sublease the remaining 15,000 square feet of space under a lease expiring in 2003. In addition, in December 1992, we purchased approximately 300,000 square feet of undeveloped land adjacent to our main facilities. We believe this property gives us additional flexibility to expand in our current geographic location if our space needs increase in the foreseeable future. Over the next several years, we plan to lease, acquire or build additional facilities to accommodate the activities and personnel necessary to continue the anticipated growth of our business.

Item 3.      Legal Proceedings

       On October 22, 2002, Pfizer Inc., Pfizer Limited, and Pfizer Ireland Pharmaceuticals filed a patent infringement lawsuit against ICOS, Lilly ICOS and Lilly in the United States District Court for the District of Delaware. The complaint alleges that the intended and imminent use, offering for sale, selling, manufacture, or importing into the United States upon FDA approval of Cialis for the treatment of erectile dysfunction by ICOS, Lilly ICOS and Lilly will constitute infringement of plaintiffs’ U.S. Patent No. 6,469,012, which issued on October 22, 2002. The plaintiffs seek a judgment declaring that the defendants’ using, selling, offering for sale, making or importing of Cialis for the treatment of erectile dysfunction will infringe this patent. The plaintiffs also seek a permanent injunction, attorneys’ fees, costs and expenses. On January 6, 2003, we filed an answer denying the central allegations of plaintiffs’ complaint and setting forth various affirmative defenses. Litigation is inherently unpredictable and the eventual outcome in a particular case is impossible to determine in advance. We believe that Pfizer’s suit lacks merit and intend to vigorously pursue our various defenses. If Pfizer were to prevail, however, we might be subject to substantial damages, prohibited from marketing Cialis for the treatment of erectile dysfunction in the United States, or required to enter into a licensing agreement to market Cialis in the United States. Any such adverse result could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 4.      Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of ICOS’ stockholders during the fourth quarter of 2002.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

       Our common stock trades on The Nasdaq National Market under the symbol ICOS. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on The Nasdaq National Market.

	High	Low

2002
First Quarter	$57.66	$40.24
Second Quarter	47.72	16.40
Third Quarter	29.47	13.35
Fourth Quarter	32.72	19.74
2001
First Quarter	$57.00	$36.44
Second Quarter	70.10	40.88
Third Quarter	65.40	42.40
Fourth Quarter	64.26	48.53

As of January 31, 2003, there were approximately 2,183 holders of record of our common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

We have never declared or paid any dividends on our common stock. For the foreseeable future, we intend to retain earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends.

Item 6.	Selected Consolidated Financial Data

       The following selected consolidated financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition, and the consolidated financial statements and related notes included in this Form 10-K for the year ended December 31, 2002.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Collaboration revenue from related parties	$77,728	$54,754	$47,404	$64,100	$33,758
Licenses of technology, primarily to related parties	6,617	30,846	42,929	15,000	75,000
Contract manufacturing and other	8,532	7,402	400	500	2,010

Total revenue	92,877	93,002	90,733	79,600	110,768

Operating expenses:
Research and development	145,013	111,684	87,435	100,541	76,978
General and administrative	17,613	9,059	6,582	5,259	4,031

Total operating expenses	162,626	120,743	94,017	105,800	81,009

Operating income (loss)	(69,749)	(27,741)	(3,284)	(26,200)	29,759

Other income (expense):
Equity in losses of affiliates	(104,160)	(64,902)	(37,038)	(12,042)	(191)
Interest and other income	12,292	12,470	5,531	5,047	2,390

Total other income (expense)	(91,868)	(52,432)	(31,507)	(6,995)	2,199

Income (loss) before income taxes and cumulative effect of change in accounting principle	(161,617)	(80,173)	(34,791)	(33,195)	31,958
Income taxes	—	—	—	—	648

Income (loss) before cumulative effect of change in accounting principle	(161,617)	(80,173)	(34,791)	(33,195)	31,310
Cumulative effect of change in accounting principle	—	—	(63,075)	—	—

Net income (loss)	$(161,617)	$(80,173)	$(97,866)	$(33,195)	$31,310

Per common share:
Income (loss) before cumulative effect of change in accounting principle:
Basic	$(2.64)	$(1.48)	$(0.75)	$(0.76)	$0.78
Diluted	$(2.64)	$(1.48)	$(0.75)	$(0.76)	$0.67
Cumulative effect of change in accounting principle (basic and diluted)	$—	$—	$(1.36)	$—	$—
Net income (loss):
Basic	$(2.64)	$(1.48)	$(2.11)	$(0.76)	$0.78
Diluted	$(2.64)	$(1.48)	$(2.11)	$(0.76)	$0.67

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Pro forma amounts assuming the change in accounting principle was applied retroactively to prior years:
Net loss				$(17,309)	$(39,667)
Net loss per common share — basic and diluted				$(0.40)	$(0.99)
Weighted-average common shares outstanding — basic	61,304	54,073	46,343	43,449	40,139
Weighted-average common shares outstanding — diluted	61,304	54,073	46,343	43,449	46,849

	December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, investment securities and interest receivable	$354,025	$470,707	$229,400	$69,254	$78,065
Working capital	162,538	381,365	194,276	75,035	71,743
Total assets	385,660	507,587	268,174	112,788	113,347
Accumulated deficit	(463,966)	(302,349)	(222,176)	(124,310)	(91,115)
Stockholders’ equity	317,632	453,750	211,095	99,399	98,733

Notes to Selected Consolidated Financial Data:

(1)	In the fourth quarter of 2000, we changed our accounting for nonrefundable upfront technology license fees and milestones received, for product candidates where we are providing continuing services related to product development. Upfront technology license fees are deferred and recognized as revenue over the estimated product development periods, based on estimated total future development costs. Milestones are recognized as revenue at the time such payments are due, based on the ratio of cumulative costs incurred to date, to total estimated development costs. Any remaining balance is deferred and recognized as revenue over the estimated remaining product development period. Prior to 2000, milestones were recognized as revenue upon attainment of a specified event, and other nonrefundable technology or licensing fees were recognized as revenue when payment was received. Pro forma amounts give effect to this accounting change as if it occurred prior to January 1, 1998.

(2)	The following tables summarize our revenue from collaborations with related parties and licenses of technology, and equity in losses of affiliates.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Collaboration revenue from related parties:
Lilly ICOS	$6,615	$9,965	$19,944	$19,902	$3,794
Suncos	56,478	30,373	15,175	25,053	14,894
ICOS-TBC	14,635	12,676	2,816	—	—
ICOS Clinical Partners	—	1,740	9,469	19,145	15,070

	$77,728	$54,754	$47,404	$64,100	$33,758

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Licenses of technology, primarily to related parties:
Lilly ICOS	$1,557	$29,416	$42,331	$15,000	$75,000
ICOS Clinical Partners	3,160	981	598	—	—
Biogen	1,900	449	—	—	—

	$6,617	$30,846	$42,929	$15,000	$75,000

Equity in losses of affiliates:
Lilly ICOS	$(65,669)	$(38,219)	$(23,612)	$—	$—
Suncos	(29,933)	(15,200)	(7,754)	(11,802)	—
ICOS-TBC	(8,558)	(11,461)	(5,476)	—	—
ICOS Clinical Partners	—	(22)	(196)	(240)	(191)

	$(104,160)	$(64,902)	$(37,038)	$(12,042)	$(191)

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

       The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements based on current expectations that are subject to risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” or “will” or the negative of those terms or comparable terminology. Our actual results and the timing of events could differ materially from those anticipated or implied by the forward-looking statements discussed herein as a result of various factors. Factors that could cause or contribute to such differences include risks associated with clinical development, manufacturing, collaboration arrangements with affiliates and third parties, regulatory approvals, product commercialization, intellectual property claims, litigation and other risks set forth under “Important Factors Regarding Forward-Looking Statements” and “Risk Factors” in Item 1, “Business”, and elsewhere in this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Overview

      ICOS Corporation and subsidiaries, herein collectively referred to as ICOS, is a product-driven company that has expertise in both protein-based and small molecule therapeutics. We combine our capabilities in molecular, cellular and structural biology, high throughput drug screening, medicinal chemistry and gene expression profiling to develop highly innovative products expected to have significant commercial potential. We apply our integrated approach to erectile dysfunction and other urologic disorders, sepsis, psoriasis and other inflammatory diseases. We believe our strategy of targeting multiple therapeutic areas with drugs that act through distinct molecular mechanisms increases our chances of successfully developing commercial products.

      We have established collaborations with pharmaceutical and biotechnology companies to enhance our internal development capabilities and to offset a substantial portion of the financial risk of developing our product candidates. At the same time, we maintain substantial rights to the product candidates covered by these collaborations, which provide us the opportunity to participate in a significant portion of the potential economic benefit from successful development and commercialization. Our most significant ongoing collaboration partners include Lilly and Biogen.

     Approved Product

     Cialis — European Markets

      In November 2002, Lilly ICOS received approval from the European Commission to market Cialis, for the treatment of erectile dysfunction. Lilly ICOS began shipping Cialis to European wholesalers in January 2003, and Cialis is now available, by prescription, in pharmacies across Europe.

     Product Candidates in Clinical Development

     Cialis

      In June 2001, Lilly ICOS submitted an NDA to the FDA seeking marketing approval of Cialis for the treatment of erectile dysfunction. In April 2002, Lilly ICOS received an “approvable” letter from the FDA indicating the FDA is prepared to approve the application upon the satisfaction of conditions specified in the letter. Those conditions are the successful completion of clinical pharmacology studies, labeling discussions, and successful resolution of matters related to Lilly’s manufacturing facilities. A U.S. regulatory decision for Cialis is projected to occur in the second half of 2003, with product launch anticipated to occur shortly after approval.

      Lilly is pursuing approval of Cialis for the treatment of erectile dysfunction in markets outside of the European Union and North America under an exclusive license from Lilly ICOS. In those countries, Lilly will market Cialis and pay a royalty, equal to 20% of net sales, to Lilly ICOS.

      In addition, Lilly ICOS has initiated a Phase 2 clinical program evaluating tadalafil for the treatment of diabetic gastroparesis.

IC747

      In July 2001, we entered into an agreement with Biogen to jointly develop and co-promote IC747 and other LFA-1 antagonists as oral therapeutics for autoimmune and inflammatory diseases. IC747 is an orally administered, small molecule antagonist that we are currently evaluating for the treatment of psoriasis. In the third quarter of 2002, we began a Phase 2 clinical trial evaluating IC747 for patients with psoriasis.

RTX

      In November 2001, we acquired exclusive worldwide rights to RTX for the treatment of bladder disease or function. RTX is a small molecule that can be delivered to the bladder to desensitize afferent nerve fibers, which are believed to play a role in many pathological conditions of the bladder. We are initially evaluating RTX as a treatment for interstitial cystitis, a chronic condition often associated with bladder pain, urinary urgency and high frequency of urination, including at night. In January 2003, we began a Phase 2 clinical trial evaluating RTX for patients with interstitial cystitis.

IC14

      IC14 is a monoclonal antibody that we are currently evaluating in a Phase 2 clinical trial as a treatment for sepsis resulting from CAP.

IC485

      IC485 is an orally administered, small molecule PDE4 inhibitor. We completed Phase 1 clinical trials for IC485 in the third quarter of 2002, and expect to initiate a Phase 2 clinical trial in 2003 for the treatment of chronic obstructive pulmonary disease.

Endothelin Receptor Antagonists

      Sitaxsentan completed a Phase 2b/3 clinical trial in patients with pulmonary arterial hypertension in the fourth quarter of 2002. In January 2003, we announced our conclusion that joint development of the endothelin receptor antagonist program, through ICOS-TBC, should not continue. We and Texas Biotechnology are currently negotiating the terms pursuant to which Texas Biotechnology might independently continue the endothelin receptor antagonist program.

Pafase

      In December 2002, the Pafase development program was terminated after an interim analysis did not demonstrate clinical benefit in a Phase 3 study for severe sepsis.

Results of Operations

     Critical Accounting Policies and Estimates

      We recognize revenue from our contracts for research and development services, including those under collaborative agreements (“cost reimbursement revenue”), as the related costs are incurred. Payments received that are related to future performance are deferred and recognized as revenue over the appropriate future performance periods. Nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred. We recognize these fees as revenue over the estimated product development periods, based on estimated total future development costs. Milestones earned, in the form of additional license fees, are recognized as revenue at the time such payments are due, based on the ratio of cumulative costs incurred to date, to total estimated development costs. Any remaining balance is deferred and recognized as revenue over the estimated remaining product development period. Contract manufacturing revenue, including fees earned for process development and manufacturing services performed for third parties, is recognized as revenue when services are provided and collectibility is reasonably assured.

      The timing and amount of revenue that we recognize as licenses of technology is dependent upon our estimates of total product development costs as well as the timing of such costs over the estimated development period. As product candidates move through the development process, it is necessary to revise these estimates to consider changes to the products’ development cycle, such as changes in the clinical development plan, regulatory requirements, or various other factors, many of which may be outside of our control. The impact on revenue of changes in our estimates of total product development costs and the timing thereof, is recognized prospectively, over the remaining estimated product development period.

      We recognize our share of the operating results of our unconsolidated affiliates in proportion to our ownership interest in the affiliate and report it as equity in losses of affiliates. Losses relating to our affiliates are recognized only to the extent we have made, or are committed to make, capital contributions to the affiliate. Operating results of our affiliates include expenses related to research, development, marketing and sales services that we provide to them, and that we recognize as cost reimbursement revenue. The amount of our cost reimbursement revenue, and the associated costs, both depend on the continued progression of clinical trial and development activities, the timing and amount of marketing and sales activities, and our level of participation in those activities. A shift of research, development and co-promotional activities among collaboration partners could have a significant impact on our overall operating results to the extent that our negotiated reimbursement rates include indirect and overhead costs that may not vary based on our collaboration activities. Also, a shift of such activities could have a material impact on our costs and expenses and the consequent amount of our cost reimbursement revenue. For example, the shift of development activities from ICOS to our affiliate partner would be expected to result in our reporting lower revenue and lower operating expenses.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Modifications to these assumptions could result in estimates that are substantially different from those reflected in the financial statements.

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

     General

      Our results of operations may vary significantly from period to period. Operating results will depend on, among other factors, the timing of expenses, continued funding from our collaboration partners, and the timing and progress of our research, development, marketing and sales activities. We may experience significant fluctuations in cost reimbursement revenue, revenue from licenses of technology and contract manufacturing revenue. Revenue from licenses of technology will vary as a result of the timing of milestone payments and changes in estimated total development costs, which depend on the success of clinical trials and other development efforts. Contract manufacturing revenue may fluctuate depending upon our needs to manufacture our own internal product candidates and our ability to attract third parties to utilize any remaining manufacturing capacity. In addition, significant changes in collaboration activities could cause the amount of affiliate losses to fluctuate from period to period. Our collaboration activities are subject to the oversight of both parties. Accordingly, the clinical, development, marketing and sales activities of our affiliates are not entirely within our control.

      We have incurred significant operating losses since we began operations in September 1990. As of December 31, 2002, we had an accumulated deficit of $464.0 million. Our operating expenses have been increasing during the past several years and are expected to increase during 2003 and, possibly, thereafter, as we attempt to complete development of our potential product candidates, obtain necessary regulatory approvals and manufacture and market these product candidates. Directly and through Lilly ICOS, we expect to incur substantial marketing and other costs related to commercializing Cialis in Europe and, to complete development, obtain expected regulatory approval and launch Cialis in the United States. We also expect to continue to incur substantial costs under our collaborative agreement with Biogen. In the future, we may pursue our internal research, development, marketing and sales activities more aggressively and, when beneficial to do so, establish additional collaborations. As a result of these factors, we currently do not expect to achieve profitability for at least two-to-three years.

Securities and Exchange Commission Staff Accounting Bulletin No. 101

      In the fourth quarter of 2000, we adopted the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, as amended (“SAB 101”), “Revenue Recognition in Financial Statements.” Pursuant to SAB 101, nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred. We recognize these fees as revenue over the estimated product development periods, based on estimated total future development costs. Milestones, in the form of additional technology license fees, are recognized as revenue at the time such payments are due, based on the ratio of cumulative costs incurred to date, to total estimated development costs. Any remaining balance is deferred and recognized as revenue over the estimated remaining product development period. Previously, milestones were recognized as revenue upon attainment of a specified event, and nonrefundable upfront technology license fees were recognized as revenue when received. Our results for the year 2000 include a $63.1 million charge ($1.36 per share) representing the cumulative effect of adopting SAB 101 effective January 1, 2000. This charge reflects the aggregate amount of license fees and milestone payments that we reported as revenue in years prior to 2000, to be recognized as revenue in 2000 and future years under SAB 101. During 2002, 2001, and 2000, we recognized, as revenue, $4.5 million, $15.6 million and $42.9 million, respectively, of the $63.1 million deferred in 2000 as a result of a change in accounting for certain revenues.

Year Ended December 31, 2002 Compared With Year Ended December 31, 2001

Revenue

      Revenue for the year ended December 31, 2002, was $92.9 million compared to $93.0 million for the year ended December 31, 2001. Cost reimbursement revenue was $77.7 million for the year ended December 31, 2002, compared to $54.8 million for the year ended December 31, 2001. The increase in cost reimbursement revenue primarily reflects manufacturing activities and patient enrollment in the Phase 3 clinical trial with Pafase for severe sepsis, prior to the December 2002 decision to discontinue the Pafase program. The increase also includes the impact of the Phase 2b/3 clinical trial with sitaxsentan for pulmonary arterial hypertension, which was concluded in late 2002. These increases were partially offset by a decline in cost reimbursement revenue related to Cialis, primarily due to the completion, in 2001, of development activities required to file the NDA. Revenue from ICOS Clinical Partners, L.P. (“ICOS Clinical Partners”) also declined, as funding under the related services agreement ended in early 2001.

      Revenue from licenses of technology was $6.6 million in 2002, compared to $30.8 million in 2001. Revenue for the 2001 period included $14.8 million of a $15.0 million license fee payment received from Lilly ICOS following submission of the NDA for Cialis in June 2001. During 2002 and 2001, we recognized, as revenue, $4.5 million and $15.6 million, respectively of the $63.1 million deferred in 2000 as a result of a change in accounting for certain revenues. The decrease in 2002 was primarily due to the completion, in 2001, of development activities required to file the NDA for Cialis, partially offset by $1.7 million of previously deferred, nonrefundable license fees that were recognized as revenue in the fourth quarter of 2002 upon the decision to terminate the Pafase program.

      Contract manufacturing revenue was $8.5 million in 2002, compared to $7.4 million in the prior year. We began our contract manufacturing program in the fourth quarter of 2000.

Operating expenses

      Research and development. Research and development expense consists primarily of costs associated with conducting basic research, clinical trials for our product candidates and other costs incurred in support of those activities. Research and development expense was $145.0 million in 2002, compared to $111.7 million in 2001. This increase was primarily due to higher patient enrollment in the Phase 3 clinical trial with Pafase for severe sepsis and costs associated with Pafase manufacturing activities. The increase also reflects development activities related to other clinical product candidates (IC485, IC14, IC747 and sitaxsentan), and increased spending on discovery and preclinical research activities. Research and development costs for Cialis decreased during 2002, primarily due to the completion of certain activities in 2001, prior to the NDA filing.

      General and administrative. General and administrative expense consists primarily of costs associated with corporate support functions, general management and other activities not directly related to research and development efforts. General and administrative expense increased $8.6 million, to $17.6 million in 2002. This increase primarily reflects start-up costs incurred during the first half of 2002 in anticipation of the U.S. commercial launch of Cialis and an increase in market research activities.

Equity in losses of affiliates

      In 2002, we recognized $104.2 million in losses related to our equity interests in affiliates, compared to $64.9 million in 2001. Our share of Lilly ICOS losses increased $27.5 million, to $65.7 million in 2002. This increase reflects higher Lilly ICOS sales and marketing costs, in anticipation of the commercial launch of Cialis in the U.S. and Europe, and higher research and development costs associated with seeking regulatory approval in the U.S. and other countries. Our share of Suncos losses increased $14.7 million, to $29.9 million in 2002, reflecting incremental clinical and manufacturing development activities for Pafase, prior to the decision, in December 2002, to discontinue the Pafase program. Upon discontinuation of the program, Suncos accrued $3.3 million of estimated close-out costs, consisting primarily of expenses associated with the termination of clinical studies and manufacturing activities. Our share of ICOS-TBC losses decreased to

$8.6 million in 2002, compared to $11.5 million in 2001. In 2001, we recognized $2.0 million in losses associated with a milestone payment to Texas Biotechnology upon the achievement of a clinical objective.

Interest and other income

      Interest and other income totaled $12.3 million in 2002, compared to $12.5 million in 2001. Interest and other income in 2002 reflects the impact of an increase in our average invested funds, due to the net proceeds of our November 2001 equity financing, largely offset by substantially lower interest rates.

Year Ended December 31, 2001 Compared With Year Ended December 31, 2000

Revenue

      Revenue for the year ended December 31, 2001, was $93.0 million compared to $90.7 million for the year ended December 31, 2000. Cost reimbursement revenue was $54.8 million for the year ended December 31, 2001, compared to $47.4 million for the year ended December 31, 2000. The increase in cost reimbursement revenue primarily related to the Pafase Phase 3 clinical trial for severe sepsis and the sitaxsentan Phase 2b/3 clinical trial for pulmonary arterial hypertension. These increases in revenue were partially offset by a decline in cost reimbursement revenue related to Cialis, as certain clinical activities were completed prior to the submission of the NDA to the FDA in June 2001. Revenue from ICOS Clinical Partners also declined, as funding under the related services agreement ended in the first quarter of 2001.

      Revenue from licenses of technology was $30.8 million in 2001, compared to $42.9 million in 2000. The decrease was primarily due to the completion of Cialis development activities required to file the NDA earlier in 2001 and the substantially greater proportion of estimated total product development costs incurred in 2000. Revenue from licenses of technology for 2001 included $14.8 million of a $15.0 million license fee received from Lilly ICOS following the submission of the Cialis NDA to the FDA in June 2001. During 2001, we also recognized $15.6 million of the $63.1 million deferred in 2000 as a result of a change in accounting for certain revenues.

      During 2001, we recognized $7.4 million in revenue related to the development and manufacture of third party clinical materials, compared to $0.4 million in the prior year. We began offering contract manufacturing services in the fourth quarter of 2000.

Operating expenses

      Research and development. Research and development expense was $111.7 million in 2001, compared to $87.4 million in 2000. This increase was primarily due to the progression of development activities for Pafase, sitaxsentan, and early-stage product candidates TBC3711, IC485 and IC747. These increases were partially offset by lower development costs for Cialis.

      General and administrative. General and administrative expense increased to $9.1 million in 2001, compared to $6.6 million in 2000. This increase reflects growth of our corporate marketing and sales functions and other expenditures to support the anticipated commercial launch of Cialis.

Equity in losses of affiliates

      We recognized $64.9 million of affiliate losses in 2001, compared to $37.0 million in 2000. This increase is primarily due to our share of operating losses of Lilly ICOS, which we began recognizing in the third quarter of 2000. The increase also reflects higher operating losses from Suncos and ICOS-TBC due to the progression of development activities for Pafase, sitaxsentan and TBC3711.

Interest and other income

      Interest and other income totaled $12.5 million in 2001, compared to $5.5 million for 2000. This increase was primarily due to higher average invested balances in 2001, from the net proceeds of our December 2000 and November 2001 equity financings, offset by the impact of lower interest rates.

Liquidity and Capital Resources

      At December 31, 2002, we had cash, cash equivalents, investment securities available-for-sale and interest receivable of $354.0 million, compared to $470.7 million at December 31, 2001.

      We used $41.0 million in cash for operating activities during 2002 compared to $8.1 million during 2001. The change in operating cash flow primarily reflects the receipt of a $15.0 million license fee from Lilly ICOS in June 2001, receipt of an $8.0 million upfront payment from Biogen in July 2001, timing of vendor payments and cost reimbursements from our affiliates and an overall increase in research and development and general and administrative spending in 2002.

      We used $210.0 million in cash for investing activities during 2002 compared to $250.3 million in cash for investing activities during 2001. Cash used in investing activities in 2002 included a $106.7 million net increase in our investment portfolio, compared to a $172.5 million net increase in our investment portfolio in 2001. The increase in our investment portfolio in both years primarily reflects our conversion of cash equivalents held at the end of the prior year into investments with slightly longer maturities. Agreements with our affiliates obligate us to fund a portion of the development and commercialization activities of the relevant collaboration. We generally fund these obligations in the form of capital contributions to the affiliate. Investing outflows in 2002 included $97.0 million of affiliate capital contributions, compared to $71.6 million of affiliate capital contributions in 2001. The increase in affiliate capital contributions reflects increased research and development spending by certain of the affiliates and the timing of partner expense reimbursements. None of our affiliates have any third party indebtedness. Each affiliates’ liabilities are principally payable to its owners for reimbursable research, development, sales, marketing or other expenses.

      We generated $30.5 million in cash from financing activities in 2002, compared to $324.6 million in 2001. Proceeds from stock options and warrants totaled $22.9 million in 2002, for 2.3 million shares of our common stock, compared to $25.2 million in 2001, for 1.9 million shares of our common stock. The 2002 and 2001 proceeds included $17.4 million and $7.3 million, respectively, from the exercise of Series A warrants to purchase 1.8 million and 0.8 million shares, respectively, of our common stock. The Series A warrants were issued in 1997, exercisable at $9.13 and $10.35 per share and, if unexercised, expired on May 31, 2002. Financing cash inflows during 2002 also included $7.7 million in borrowings under our line of credit with Biogen, of which $6.7 million was forgiven upon the achievement of a clinical milestone in 2002. Financing cash inflows during 2001 included $2.3 million in borrowings under our line of credit with Biogen, all of which was forgiven in 2001 upon the achievement of a clinical milestone. Some or all future loans from Biogen, of up to an additional $10.0 million as of December 31, 2002, may also be forgiven upon the achievement of development milestones. Cash inflows from financing activities in 2001 also included $297.0 million in net proceeds received from our November 2001 public offering of 5.5 million shares of common stock at $57 per share.

      Our future cash requirements will depend on various factors, many of which are beyond our control, including:

•	obtaining regulatory approval for Cialis in the U.S., Canada and Mexico, and continued progress in commercializing Cialis in Europe, the U.S. and elsewhere;

•	funding levels for research and development programs, including continued funding from our collaboration partners;

•	the results of clinical trials and preclinical studies;

•	the time and costs involved in filing and prosecuting patents and enforcing and defending patent claims;

•	the regulatory process in the U.S. and other countries;

•	acquisitions of products or technologies, if any;

•	relationships with research and development collaborators;

•	capital contributions to our affiliates;

•	competing technological and market development activities; and

•	the time and costs of manufacturing, scale-up and commercialization activities.

      We have engaged in collaborations and joint development agreements with other parties where the capabilities and strategies of the other parties complement ours. Although corporate collaborations, partnerships and joint ventures have provided cost reimbursement revenue to us in the past, we cannot assure you that this type of revenue will be available to us in the future. Substantially all of our cost reimbursement revenue to date has been for reimbursement of the cost of research and development services that we provided. In the future, collaborative revenue is also expected to include reimbursement of the cost of marketing and sales services we expect to provide related to product commercialization.

      We intend to expand our operations and hire the additional personnel necessary to commercialize Cialis and continue development of our current portfolio of product candidates in clinical trials, as well as to continue discovery and preclinical research to identify additional product candidates. We also intend to continue to engage in pre-marketing activities necessary to bring our product candidates to market and to establish marketing and selling capabilities for product candidates ready for commercialization. We anticipate that expansion of these activities will increase operating expenses in the future. Furthermore, we will need to make incremental expenditures for additional laboratory, production and office facilities to accommodate the activities and personnel associated with these increased development and commercialization efforts.

      We anticipate that our existing cash and cash equivalents, investment securities, interest income from our investments, cash flow from other operating activities, including anticipated payments from Lilly ICOS, cash flow from potential future collaborations, and the line of credit available to us under an agreement with Biogen, will be sufficient to fund operations for approximately two years. However, given our product development and marketing and sales efforts, including those associated with the recent commercial launch of Cialis in Europe, and the anticipated commercial launch of Cialis in the U.S. and other countries, there is a reasonable likelihood that we will seek additional financing during the next year or so. Additional financing may not be available when we need it or may be unavailable on acceptable terms. If we are unable to raise additional funds when we need them, we may be required to delay, scale back or eliminate expenditures for some of our development programs or grant rights to third parties to develop and market product candidates that we would prefer to develop and market on our own.

      Our operating cash flows include the effect of certain noncancelable obligations. We lease certain property and equipment under operating leases which, in the aggregate, obligate us through 2009. Future minimum payments due under noncancelable operating leases, as of December 31, 2002, are as follows:

2003	$4,996
2004	6,550
2005	6,574
2006	6,299
2007	5,261
Thereafter	3,932

$33,612

      We have entered into various licensing and research and development arrangements under which we may be obligated to make future payments to third parties upon the achievement of certain success-based objectives.

      In connection with our acquisition of technology rights to certain PDE5 inhibitors, including Cialis (tadalafil), we committed to pay a third party a royalty equal to 5% of the net sales of products developed utilizing the acquired technology. Lilly ICOS and Lilly have accepted primary responsibility for any royalty obligations resulting from ICOS’ previous arrangement.

New Accounting Standard

      In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not anticipate that adoption of EITF 00-21 will have a material impact on our consolidated financial statements.

Legal Proceedings

      On October 22, 2002, Pfizer Inc., Pfizer Limited, and Pfizer Ireland Pharmaceuticals filed a patent infringement lawsuit against ICOS, Lilly ICOS, and Lilly in the United States District Court for the District of Delaware. The complaint alleges that the intended and imminent use, offering for sale, selling, manufacture, or importing into the United States upon FDA approval of Cialis for the treatment of erectile dysfunction by ICOS, Lilly ICOS and Lilly will constitute infringement of plaintiffs’ U.S. Patent No. 6,469,012, which issued on October 22, 2002. The plaintiffs seek a judgment declaring that the defendants’ using, selling, offering for sale, making or importing of Cialis for the treatment of erectile dysfunction will infringe this patent. The plaintiffs also seek a permanent injunction, attorneys’ fees, costs and expenses. On January 6, 2003, we filed an answer denying the central allegations of plaintiffs’ complaint and setting forth various affirmative defenses. Litigation is inherently unpredictable and the eventual outcome in a particular case is impossible to determine in advance. We believe that Pfizer’s suit lacks merit and intend to vigorously pursue our various defenses. If Pfizer were to prevail, however, we might be subject to substantial damages, prohibited from marketing Cialis for the treatment of erectile dysfunction in the United States, or required to enter into a licensing agreement to market Cialis in the United States. Any such adverse result could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

       At December 31, 2002 and 2001, our financial instruments consist principally of cash, cash equivalents and marketable investment securities. We do not use derivative financial instruments in our investment portfolio. Our exposure to market risk for changes in interest rates relates primarily to our marketable investment securities. Because of the relatively short maturities of our investments, we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments.

Item 8.	Consolidated Financial Statements and Supplementary Data

SUPPLEMENTARY DATA

      Balance sheets of Lilly ICOS LLC as of December 31, 2002 and 2001, and the related statements of operations, comprehensive operations, members’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2002, and the period from October 2, 1998 (inception) through December 31, 2002, are included elsewhere in this report.

      Balance sheets of Suncos Corporation as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2002, and the period from February 6, 1997 (inception) through December 31, 2002, are included elsewhere in this report.

      All other consolidated financial statement schedules have been omitted as the information is not required or the information required is included in the consolidated financial statements or the notes thereto.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

ICOS Corporation:

      We have audited the accompanying consolidated balance sheets of ICOS Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICOS Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for nonrefundable technology license fees and milestones in 2000.

/s/ KPMG LLP

Seattle, Washington

January 30, 2003

ICOS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$40,450	$260,905
Investment securities, at market value	159,680	143,435
Interest receivable	5,099	3,834
Receivables from affiliates	7,959	11,405
Other	2,652	5,326

Total current assets	215,840	424,905
Investment securities, at market value	148,796	62,533
Property and equipment, net	20,209	19,754
Investments in affiliates	—	244
Other	815	151

	$385,660	$507,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,125	$5,701
Accrued payroll and benefits	3,188	2,265
Accrued clinical expenses	7,841	5,372
Other accrued expenses	10,831	7,741
Due to affiliates	25,012	18,132
Deferred revenue	2,305	4,329

Total current liabilities	53,302	43,540
Deferred revenue	14,726	10,297
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 62,104,891 at December 31, 2002 and 59,744,194 at December 31, 2001	621	597
Additional paid-in capital	777,697	754,674
Accumulated other comprehensive income	3,280	828
Accumulated deficit	(463,966)	(302,349)

Total stockholders’ equity	317,632	453,750

	$385,660	$507,587

See accompanying notes to consolidated financial statements.

ICOS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Revenue:
Collaboration revenue from related parties	$77,728	$54,754	$47,404
Licenses of technology, primarily to related parties	6,617	30,846	42,929
Contract manufacturing	8,532	7,402	400

Total revenue	92,877	93,002	90,733

Operating expenses:
Research and development	145,013	111,684	87,435
General and administrative	17,613	9,059	6,582

Total operating expenses	162,626	120,743	94,017

Operating loss	(69,749)	(27,741)	(3,284)

Other income (expense):
Equity in losses of affiliates	(104,160)	(64,902)	(37,038)
Interest and other income	12,292	12,470	5,531

Total other income (expense)	(91,868)	(52,432)	(31,507)

Loss before cumulative effect of change in accounting principle	(161,617)	(80,173)	(34,791)
Cumulative effect of change in accounting principle	—	—	(63,075)

Net loss	$(161,617)	$(80,173)	$(97,866)

Per common share — basic and diluted:
Loss before cumulative effect of change in accounting principle	$(2.64)	$(1.48)	$(0.75)
Cumulative effect of change in accounting principle	—	—	(1.36)

Net loss	$(2.64)	$(1.48)	$(2.11)

Weighted-average common shares outstanding — basic and diluted	61,304	54,073	46,343

See accompanying notes to consolidated financial statements.

ICOS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

			Accumulated
			Other		Total
	Common	Additional	Comprehensive	Accumulated	Stockholders’
	Stock	Paid-in Capital	Income (Loss)	Deficit	Equity

	(In thousands, except number of shares and per share data)
Balances at December 31, 1999	$448	$223,477	$(216)	$(124,310)	$99,399
Comprehensive income (loss):
Net loss	—	—	—	(97,866)	(97,866)
Net unrealized gains on investment securities	—	—	298	—	298

Total comprehensive income (loss)	—	—	298	(97,866)	(97,568)
Compensation expense related to certain stock options	—	555	—	—	555
Issuance of 1,224,928 shares of common stock from exercise of options	12	13,624	—	—	13,636
Issuance of 1,223,850 shares of common stock from exercise of warrants	12	11,860	—	—	11,872
Issuance of 5,175,000 shares of common stock at $37.00 per share, net of offering costs of $10,377	52	181,046	—	—	181,098
Value of warrants issued to partners of ICOS Clinical Partners, L.P.	—	2,103	—	—	2,103

Balances at December 31, 2000	524	432,665	82	(222,176)	211,095
Comprehensive income (loss):
Net loss	—	—	—	(80,173)	(80,173)
Net unrealized gains on investment securities	—	—	746	—	746

Total comprehensive income (loss)	—	—	746	(80,173)	(79,427)
Compensation expense related to certain stock options	—	25	—	—	25
Issuance of 977,014 shares of common stock from exercise of options	9	11,637	—	—	11,646
Issuance of 884,350 shares of common stock from exercise of warrants	9	12,971	—	—	12,980
Issuance of 5,500,000 shares of common stock at $57.00 per share, net of offering costs of $16,455	55	296,990	—	—	297,045
Value of warrants issued to partners of ICOS Clinical Partners, L.P.	—	386	—	—	386

Balances at December 31, 2001	597	754,674	828	(302,349)	453,750
Comprehensive income (loss):
Net loss	—	—	—	(161,617)	(161,617)
Net unrealized gains on investment securities	—	—	2,452	—	2,452

Total comprehensive income (loss)	—	—	2,452	(161,617)	(159,165)
Stock (including issuance of 20,000 shares of restricted stock) and option compensation expense	—	194	—	—	194
Issuance of 500,247 shares of common stock from exercise of options	5	5,217	—	—	5,222
Issuance of 1,840,540 shares of common stock from exercise of warrants	19	17,612	—	—	17,631

Balances at December 31, 2002	$621	$777,697	$3,280	$(463,966)	$317,632

See accompanying notes to consolidated financial statements.

ICOS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net loss	$(161,617)	$(80,173)	$(97,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	—	63,075
Depreciation and amortization	5,764	5,486	5,056
Amortization of investment premiums (discounts), net	6,078	1,602	(79)
Equity in losses of affiliates	104,160	64,902	37,038
Revenue from licenses of technology in excess of cash received	(4,617)	(7,846)	(42,929)
Stock compensation expense	194	25	555
Change in operating assets and liabilities:
Receivables	4,459	100	(6,973)
Other assets	360	(1,427)	123
Accounts payable	(1,576)	2,428	(1,581)
Accrued payroll and benefits	923	625	(1,925)
Accrued clinical expenses	2,469	1,475	488
Other accrued expenses	2,450	4,671	1,509

Net cash used in operating activities	(40,953)	(8,132)	(43,509)

Cash flows from investing activities:
Purchases of investment securities	(375,157)	(291,499)	(33,772)
Maturities of investment securities	104,270	104,152	43,823
Sales of investment securities	164,127	14,807	11,391
Acquisitions of property and equipment	(6,219)	(6,113)	(3,142)
Collection of receivable from affiliate	—	—	7,341
Investments in affiliates	(97,036)	(71,601)	(9,210)

Net cash provided by (used in) investing activities	(210,015)	(250,254)	16,431

Cash flows from financing activities:
Proceeds from stock options and warrants	22,853	25,212	27,803
Borrowings under line of credit	7,660	2,326	—
Proceeds from stock offering, net of related costs	—	297,045	181,098

Net cash provided by financing activities	30,513	324,583	208,901

Net increase (decrease) in cash and cash equivalents	(220,455)	66,197	181,823
Cash and cash equivalents at beginning of year	260,905	194,708	12,885

Cash and cash equivalents at end of year	$40,450	$260,905	$194,708

Supplemental disclosure of cash flow information:
Debt forgiveness upon achievement of clinical milestones	$6,674	$2,326	$—

See accompanying notes to consolidated financial statements.

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

(Dollars in thousands, except per share data or as otherwise noted)

(1)	Summary of Significant Accounting Policies

(a)	Nature of Operations

      ICOS Corporation is a product-driven company that has expertise in both protein-based and small molecule therapeutics. We combine our capabilities in molecular, cellular and structural biology, high throughput drug screening, medicinal chemistry and gene expression profiling to develop highly innovative products expected to have significant commercial potential.

(b)	Principles of Consolidation

      The consolidated financial statements include the accounts of ICOS Corporation and its subsidiaries (herein collectively referred to as “ICOS”), all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated in consolidation.

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

      Property and equipment are stated at cost. Significant additions and improvements to property and equipment are capitalized. Maintenance and repair costs are expensed as incurred. Depreciation of furniture and equipment is determined using the straight-line method over estimated useful lives of three to five years. We own one building which is being depreciated over its estimated useful life of ten years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Building improvements are amortized over the shorter of their estimated useful lives or the estimated remaining economic life of the building.

(g)	Investments in Affiliates

      Investments in Lilly ICOS, Suncos, ICOS-TBC and ICOS Clinical Partners are accounted for using the equity method. Accordingly, the investments are recorded at cost, adjusted for our share of income or losses of

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the entities. Losses relating to our affiliates are recognized to the extent we have made, or are committed to make, capital contributions to the affiliate. Operating results of our affiliates include expenses related to research, development, marketing and sales services that we provide to them, and that we recognize as cost reimbursement revenue.

(h)	Revenue Recognition

      Substantially all of our revenue to date has been derived from cost reimbursements for collaborative research and development services, licenses of technology (technology license fees, including milestones) and contract manufacturing services. Collaborative revenue (“cost reimbursement revenue”) is recognized, based on costs incurred, as services are provided. We have no obligation to repay other parties if our collaborative research and development is unsuccessful. Contract manufacturing revenue, including fees earned for process development and manufacturing services performed for third parties, is recognized when services are provided and collectibility is reasonably assured. Technology license fees are for the transfer of technology rights for which we receive nonrefundable cash payments. Milestones are received for the achievement of specified levels of progress related to research and development under collaborative agreements.

      Effective January 1, 2000, nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred. We recognize these fees as revenue over the estimated product development periods, based on estimated total future development costs. Milestones, in the form of additional nonrefundable license fees, are recognized as revenue at the time such payments are due, based on the ratio of cumulative costs incurred to date, to total estimated development costs. Any remaining balance is deferred and recognized as revenue over the estimated remaining product development period.

      Prior to 2000, milestones were recognized as revenue upon attainment of a specified event and other nonrefundable technology license fees were recognized as revenue when received, provided any required work had been performed, and we had no continuing performance obligations with respect to that work.

      The timing and amount of revenue that we recognize as licenses of technology is dependent upon our estimates of total product development costs as well as the timing of such costs over the development period. As product candidates move through the development process, it is necessary to revise these estimates to consider changes to the products’ development cycle, such as changes in the clinical development plan, regulatory requirements, or various other factors, many of which may be outside of our control. The impact on revenue, resulting from changes in our estimates of total product development costs and the timing thereof, is recognized prospectively over the remaining estimated product development period.

(i)	Research and Development Costs

      Research and development costs are expensed as incurred.

      Certain research and clinical trial activities are conducted by various third parties, including contract research organizations, which may also provide contractually defined administration and management services. We recognize expenses for these contracted activities based on a variety of factors, including actual and estimated labor hours, clinical site initiation activities, patient enrollment rates, estimates of external costs, and other activity-based factors. Our estimates of these costs are reconciled to actual invoices from the service providers on a regular basis, and adjustments are made accordingly.

(j)	Income Taxes

      Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, loss carryforwards

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

(k)	Net Loss Per Common Share

      Net loss per common share (basic and diluted) is calculated using the weighted-average number of common shares outstanding during the period.

(l)	Stock Based Compensation

      We apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our employee stock option grants. Accordingly, we do not recognize compensation expense for fixed options granted to employees with an exercise price equal to or in excess of the fair value of common shares at the date of grant. We recognize compensation expense for restricted stock grants over the applicable vesting period.

      Had we determined compensation cost based on the fair value of our stock options on the grant date under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” our net loss and net loss per share would have been the pro forma amounts indicated below:

	Year Ended December 31,

	2002	2001	2000

Net loss:
As reported	$(161,617)	$(80,173)	$(97,866)
Add: Stock based employee compensation expense included in reported net loss	92	—	555
Deduct: Stock based employee compensation determined under fair value based method for all awards	(38,159)	(30,053)	(24,413)

Pro forma	$(199,684)	$(110,226)	$(121,724)

Net loss per share — basic and diluted:
As reported	$(2.64)	$(1.48)	$(2.11)

Pro forma	$(3.26)	$(2.04)	$(2.63)

      The per share weighted-average fair value of stock options granted during 2002, 2001 and 2000, was $22.29, $37.06 and $22.57, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Year Ended
	December 31,

	2002	2001	2000

Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.1%	5.0%	6.6%
Expected volatility	68.8%	73.0%	74.1%
Expected life in years	6.3	6.3	6.8

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(m)	Operating Segments

      We have one operating segment, the discovery and development of proprietary pharmaceuticals for the treatment of serious medical conditions.

(n)	New Accounting Standard

      In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not anticipate that adoption of EITF 00-21 will have a material impact on our consolidated financial statements.

(o)	Reclassifications

      Certain amounts reported in prior years have been reclassified to conform to the 2002 presentation.

(2)	Collaborations

      The following tables summarize our revenue from collaborations with related parties and licenses of technology, equity in losses of affiliates and cash invested in affiliates during the periods presented.

	Year Ended December 31,

	2002	2001	2000

Collaboration revenue from related parties:
Lilly ICOS	$6,615	$9,965	$19,944
Suncos	56,478	30,373	15,175
ICOS-TBC	14,635	12,676	2,816
ICOS Clinical Partners	—	1,740	9,469

	$77,728	$54,754	$47,404

Licenses of technology, primarily to related parties:
Lilly ICOS	$1,557	$29,416	$42,331
ICOS Clinical Partners	3,160	981	598
Biogen	1,900	449	—

	$6,617	$30,846	$42,929

Equity in losses of affiliates:
Lilly ICOS	$(65,669)	$(38,219)	$(23,612)
Suncos	(29,933)	(15,200)	(7,754)
ICOS-TBC	(8,558)	(11,461)	(5,476)
ICOS Clinical Partners	—	(22)	(196)

	$(104,160)	$(64,902)	$(37,038)

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2002	2001	2000

Cash invested in affiliates:
Lilly ICOS	$59,685	$47,228	$—
Suncos	27,881	15,000	5,000
ICOS-TBC	9,470	9,373	4,210

	$97,036	$71,601	$9,210

Lilly ICOS

      In October 1998, ICOS and Lilly formed Lilly ICOS, which is 50/50-owned, to develop and commercialize PDE5 inhibitors. We received a $75.0 million payment upon formation of the joint venture, a $15.0 million payment in 1999 upon initiation of a Phase 3 clinical trial program for Cialis and an additional $15.0 million payment in 2001 following the filing of the NDA with the FDA. We could receive up to $45.0 million in additional payments based on the achievement of further development and commercialization objectives. Lilly ICOS was initially capitalized through cash contributions from Lilly and our contribution of an exclusive worldwide license to intellectual property relating to PDE5 inhibitors, including intellectual property associated with tadalafil and its research platform. Subsequent capital contributions have been made by both Lilly and ICOS in equal amounts. ICOS and Lilly jointly manage Lilly ICOS and, together, provide it with services required for research, development and commercialization. Lilly is the sole manufacturer of Cialis, under contract with Lilly ICOS.

      The technology we contributed to Lilly ICOS had a zero basis for financial reporting purposes and, accordingly, our initial investment in Lilly ICOS was recorded at zero. We did not recognize any portion of Lilly ICOS’ operating losses during the time its activities were funded exclusively by Lilly. Since the third quarter of 2000, we have recognized our share of Lilly ICOS’ losses because we are funding our proportionate share of Lilly ICOS’ operations. We do not recognize any Lilly ICOS expenses associated with the valuation of technology that we contributed, as those expenses are solely applicable to Lilly.

      ICOS acquired the rights to the contributed technology under an agreement with a third party in association with a previous collaboration. Pursuant to the terms of the third party agreement, ICOS committed to pay the party a royalty equal to 5% of the net sales of products developed utilizing the acquired technology. Lilly ICOS and Lilly have accepted primary responsibility for any royalty obligations resulting from ICOS’ previous arrangement.

      In November 2002, Lilly ICOS received approval from the European Commission to market Cialis, for the treatment of erectile dysfunction, in all 15 member states of the European Union. Lilly ICOS began shipping Cialis in Europe in January 2003.

      Lilly ICOS continues to develop Cialis as an oral therapeutic agent for the treatment of erectile dysfunction in North America and other countries, and is also evaluating tadalafil for the treatment of diabetic gastroparesis. Lilly ICOS expects to commercialize products approved in North America and Europe using the services of both ICOS and Lilly. For countries outside of the European Union and North America, in exchange for royalty payments, Lilly ICOS has granted Lilly an exclusive license to develop, manufacture and commercialize the PDE5 inhibitors developed in the collaboration.

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized unaudited financial information for Lilly ICOS is as follows:

	December 31,

	2002	2001
Financial position:
Total current assets	$9,335	$—
Total noncurrent assets	1,413	—

Total assets	$10,748	$—

Total liabilities — all current, payable to members	$51,922	$29,206
Members’ deficit	(41,174)	(29,206)

Total liabilities and members’ deficit	$10,748	$—

	Year Ended December 31,

	2002	2001	2000
Operating results:
Research and development expenses, related parties	$57,384	$39,352	$87,950
Contribution of technology, related party	—	30,000	40,000
Selling, general and administrative expenses, related parties	73,954	37,280	183
Interest income	—	196	663

Net loss	$(131,338)	$(106,436)	$(127,470)

Biogen

      In July 2001, we entered into an agreement with Biogen to jointly develop and globally commercialize orally active, small molecule LFA-1 antagonists for the treatment of inflammatory diseases and conditions, including psoriasis, and other autoimmune diseases. Under the terms of this agreement, we and Biogen will cross-license LFA-1 antagonist technology and patents, including those related to IC747 and other LFA-1 antagonists. We will share costs of ongoing development activities with Biogen, co-promote any products developed under the agreement, and equally share in the profits of the collaboration. We received an $8.0 million upfront fee upon executing the agreement, and received an additional $3.0 million in milestones in 2002, upon the successful completion of Phase 1 clinical trials and the subsequent initiation of a Phase 2 clinical program. We could receive future success-based milestones from Biogen based on the progression of IC747 and other LFA-1 antagonists through development. In 2002 and 2001, we also received $7.7 million and $2.3 million, respectively, in periodic loans from Biogen to help fund our share of the related development costs, of which $6.7 million and $2.3 million was forgiven in 2002 and 2001, respectively, upon the achievement of certain objectives. Some or all future loans, of up to an additional $10.0 million as of December 31, 2002, may also be forgiven upon the achievement of further development milestones. Loans that are forgiven are treated as milestones and recorded as revenue at the time of forgiveness, based on the ratio of cumulative costs incurred to date, to total estimated development costs. Any remaining forgiven balance is reported as deferred revenue to be recognized as revenue over the estimated remaining product development period.

Suncos

      In February 1997, ICOS and Suntory Ltd. (the predecessor to Daiichi Suntory Pharma Co., Ltd.) formed Suncos, a 50/ 50-owned corporation, to develop and commercialize Pafase. Suncos was established with a $30.0 million cash investment by Suntory Ltd., and ICOS’ contribution of an exclusive license for Pafase technology. Subsequent capital contributions have been made by Suntory Ltd. and ICOS in equal amounts. Both Suntory Ltd. and ICOS provided Suncos with research and development services in support of

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Pafase development program. In December 2002, the Pafase development program was terminated after an interim analysis did not demonstrate clinical benefit in a Phase 3 study for severe sepsis. There are no current plans for further development activities by Suncos.

      The technology we contributed to Suncos had a zero basis for financial reporting purposes and, accordingly, we recorded our initial investment in Suncos as zero. We did not begin to report our share of Suncos’ losses until Suncos’ accumulated losses were equal to Suntory’s initial investment. Our investment in Suncos was $244.0 at December 31, 2001.

      Summarized unaudited financial information for Suncos is as follows:

	December 31,

	2002	2001
Financial position:
Total assets — all current	$25	$4,363

Total liabilities — all current, payable to stockholders	$3,600	$3,834
Stockholders’ equity (deficit)	(3,575)	529

Total liabilities and stockholder’s equity (deficit)	$25	$4,363

	Year Ended December 31,

	2002	2001	2000
Operating results:
Research and development expenses, related parties	$59,172	$30,221	$15,071
General and administrative expenses, related parties	744	318	601
Interest income	50	140	166

Net loss	$(59,866)	$(30,399)	$(15,506)

ICOS-TBC

      In June 2000, ICOS and Texas Biotechnology formed ICOS-TBC, a 50/50-owned limited partnership, to develop and commercialize endothelin receptor antagonists, such as sitaxsentan. Under the terms of this arrangement, ICOS and Texas Biotechnology equally funded the development of endothelin receptor antagonists and are entitled to equally share in the profits of the partnership. We made an initial $2.0 million payment to Texas Biotechnology upon formation of the partnership and made an additional $2.0 million payment in October 2001. Texas Biotechnology made an initial contribution to ICOS-TBC of an exclusive worldwide license to the intellectual property associated with endothelin receptor antagonists, including patent rights and technical information. ICOS-TBC is managed jointly by Texas Biotechnology and ICOS. Both parties provided the partnership with research and development services. In January 2003, we announced our conclusion that joint development of the endothelin receptor antagonist program, through ICOS-TBC, should not continue. We and Texas Biotechnology are currently negotiating the terms pursuant to which Texas Biotechnology might independently continue the endothelin receptor antagonist program.

      Summarized unaudited financial information for ICOS-TBC is as follows:

	December 31,

	2002	2001
Financial position:
Total assets — all current	$1	$1

Total liabilities — all current, payable to partners	$5,235	$7,059
Partners’ deficit	(5,234)	(7,058)

Total liabilities and partners’ deficit	$1	$1

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2002	2001	2000
Operating results:
Revenue	$—	$—	$547
Research and development expenses, related parties	16,633	18,872	7,515
Contribution of technology, related party	—	4,000	4,000
General and administrative expenses, related parties	483	26	8

Net loss	$(17,116)	$(22,898)	$(10,976)

ICOS Clinical Partners

      On August 15, 1997, ICOS Clinical Partners completed the sale to private investors of its limited partnership interests for aggregate net proceeds of approximately $79.8 million. Net proceeds from the sale were used by ICOS Clinical Partners to fund development of certain product candidates by ICOS pursuant to the terms of a product development agreement. We will not receive any further funding under this agreement, as the partnership’s assets have been depleted and it is inactive.

      We loaned ICOS Clinical Partners an aggregate of $7.3 million to fund certain of its initial expenditures, primarily organizational expenses, selling commissions, financial advisory fees and other fees. The loan bore interest at the prime rate plus 0.25% and was paid in full during 2000.

      We have a 1% interest in ICOS Clinical Partners and are the sole general partner.

Other Collaborative Arrangements

      We have entered into other collaborative arrangements under which we may be obligated to pay royalties or milestones if product development is successful. It is not anticipated that the aggregate of any royalty or milestone obligations under these arrangements will be material to our operations.

(3)	Change in Accounting for Certain Revenues

      In the fourth quarter of 2000, we changed our accounting for nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development. These fees are deferred and recognized as revenue over the estimated product development periods, based on estimated total future development costs. Milestones to be received, in the form of additional license fees, are recognized as revenue at the time payments are due, based on the ratio of cumulative costs incurred to date, to total estimated development costs. Any remaining balance is deferred and recognized as revenue over the estimated remaining product development period. For the year ended December 31, 2000, the effect of the accounting change was to increase revenue from licenses of technology and decrease the loss before the accounting change by $42.9 million ($0.93 per share). For the year ended December 31, 2002 and 2001, we recognized $4.5 million and $15.6 million, respectively, of revenue previously deferred as a result of the accounting change.

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Investment Securities

      The following table summarizes our investment securities at December 31, 2002 and 2001:

		Gross	Gross
	Market	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost

December 31, 2002:
Corporate debt securities	$252,406	$3,048	$13	$249,371
U.S. government agency mortgage-backed securities	56,070	245	—	55,825

Total	$308,476	$3,293	$13	$305,196

December 31, 2001:
Certificate of deposit	$1,000	$—	$—	$1,000
Corporate debt securities	141,687	879	160	140,968
U.S. government agency mortgage-backed securities	63,281	138	29	63,172

Total	$205,968	$1,017	$189	$205,140

      Market value and amortized cost of investment securities at December 31, 2002, by contractual maturity, are shown below.

	Market	Amortized
Maturing within:	Value	Cost

1 year	$159,680	$158,571
2 years	70,385	69,513
3 years	78,411	77,112

	$308,476	$305,196

      Actual maturities may be different from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(5)	Receivables from Affiliates

	December 31,

	2002	2001

Lilly ICOS	$2,631	$1,612
Suncos	337	3,814
ICOS-TBC	4,841	5,976
Other	150	3

	$7,959	$11,405

      Substantially all of the above balances represent amounts due under collaborative research and development arrangements.

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Property and Equipment, Net

	December 31,

	2002	2001

Land	$2,310	$2,310
Building and improvements	10,088	10,088
Leasehold improvements	14,310	12,890
Furniture and equipment	34,681	29,882

Total cost	61,389	55,170
Less accumulated depreciation and amortization	(41,180)	(35,416)

	$20,209	$19,754

(7)	Due to Affiliates

	December 31,

	2002	2001

Lilly ICOS	$20,587	$14,603
Suncos	1,808	—
ICOS-TBC	2,617	3,529

	$25,012	$18,132

      Due to affiliates represents our share of the losses of Lilly ICOS, Suncos and ICOS-TBC in excess of our investment.

(8)	Deferred Revenue

	December 31,

	2002	2001

Current:
Biogen	$1,926	$1,197
Lilly ICOS	31	1,589
ICOS Clinical Partners	—	1,543
Other	348	—

	$2,305	$4,329

Non-current:
Biogen	$14,726	$8,680
ICOS Clinical Partners	—	1,617

	$14,726	$10,297

      Substantially all of the above balances represent deferred revenue from upfront license fees, milestones and debt forgiven under our line of credit with Biogen.

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9) Leases

      We lease certain property and equipment under noncancelable operating leases which, in the aggregate, obligate us through 2009. Many of our leases contain renewal options and provide for escalations of rent and payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

      Total rent expense was $5.0 million, $4.0 million and $3.5 million for 2002, 2001 and 2000, respectively.

      Future minimum payments due under noncancelable operating leases are as follows:

2003	$4,996
2004	6,550
2005	6,574
2006	6,299
2007	5,261
Thereafter	3,932

$33,612

(10) Federal Income Taxes

      Income tax expense (benefit) differs from the amount computed by applying the U.S. federal income tax rate to pre-tax income (loss) as a result of the following:

	Year Ended December 31,

	2002	2001	2000

Estimated federal income tax benefit	$(56,566)	$(28,061)	$(34,253)
Research and experimentation tax credit carryforwards	(2,866)	(2,905)	(2,233)
Other	61	223	862
Change in valuation allowance	59,371	30,743	35,624

	$—	$—	$—

      The change in valuation allowance shown above excludes, in each year, the tax benefit of deductions generated by non-qualified stock option exercises. Those tax benefits will be credited directly to stockholders’ equity upon realization.

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets arising from temporary differences and carryforwards are as follows:

	December 31,

	2002	2001

Depreciation	$4,212	$4,432
Deferred revenue	5,961	5,119
Net operating loss carryforwards	144,635	97,634
Research and experimentation tax credit carryforwards	15,213	12,165
Alternative minimum tax credit carryforward	612	612
Investments in affiliates	30,447	19,785
Other	2,655	2,705

Gross deferred tax assets	203,735	142,452
Valuation allowance	(203,735)	(142,452)

	$—	$—

      The increases in the valuation allowance for deferred tax assets of $61.3 million, $42.5 million and $47.4 million, in 2002, 2001 and 2000, respectively, are attributable primarily to net operating loss carryforwards and investments in affiliates.

      At December 31, 2002, we have net operating loss carryforwards available to offset future taxable income as follows:

Year of Expiration

2009	$5,060
2010	21,507
2011	21,039
2012	26,774
2013	7,688
2018	359
2019	36,832
2020	71,234
2021	92,794
2022	129,956

$413,243

      Approximately $84.3 million of the net operating loss carryforwards as of December 31, 2002, results from stock option deductions, the realization of which would result in a credit to stockholders’ equity. At December 31, 2002, we also had available approximately $15.2 million of research and experimentation tax credit carryforwards to offset future tax liabilities. These credits expire from 2009 to 2022.

      Under provisions of the Internal Revenue Code of 1986, as amended, utilization of our net operating loss carryforwards may be subject to limitation if it should be determined that a greater than 50% ownership change has occurred or were to occur in the future.

(11) Preferred Stock

      We have the authority to issue up to 2.0 million shares of preferred stock in one or more series, but have not issued any to date. Our Board of Directors has the authority to fix the powers, designations, preferences,

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and relative participating, optional, or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences, and the number of shares constituting any series, without any further vote or action by our stockholders. The issuance of preferred stock in certain circumstances may have the effect of delaying or preventing a change in control of ICOS. Such issuance, with voting and conversion rights, may adversely affect the voting power of the common stock holders. In the future, we may issue preferred stock as part of our overall financing strategy or pursuant to our Stockholder Rights Plan as described below.

Stockholder Rights Plan

      In August 2002, we implemented a Stockholder Rights Plan (the “Rights Plan”) under which the Board of Directors declared a dividend of one preferred share purchase Right for each outstanding share of our common stock. Each Right entitles its registered holder, under certain circumstances and upon the occurrence of certain events, to purchase from us one one-hundredth of a share of our Series A Junior Participating Preferred Stock, at a price of $250.00 per one one-hundredth of a preferred share, subject to adjustment. The Rights are not exercisable until the distribution date. Until the distribution date, or earlier redemption or expiration of the Rights, the Rights may only be transferred with the shares of our common stock.

      If a person or group (collectively, an “Acquiring Person”) acquires beneficial ownership of 15% or more of our outstanding shares of common stock, then each Right (other than those held by an Acquiring Person, an affiliate, or an associate of that person) will entitle the holder to purchase, for the purchase price, the number of shares of common stock which at the time of the transaction would have a market value of twice the purchase price. Any Rights owned by an Acquiring Person, an affiliate, or an associate of that person, will be void and non-transferable. The Board of Directors may also elect to exchange each Right, other than those which become void and non-transferable as described above, for shares of common stock, without payment of the purchase price. Should the Board of Directors make this election, the exchange rate would be one-half of the number of shares of common stock that would otherwise be issuable at that time upon the exercise of one Right.

(12) Common Stock Options and Warrants

Stock Option Plan

      We adopted the 1999 Stock Option Plan, as amended and restated on March 8, 2001, under which a total of 14.4 million shares of common stock were reserved for grant to employees, nonemployee directors and certain outside parties. The 1999 Stock Option Plan replaced our 1989 Stock Option Plan and our 1991 Stock Option Plan for Nonemployee Directors.

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

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of stock options is presented below (shares stated in thousands):

	Stock Options Outstanding

		Weighted-
		Average
		Exercise
	Number of	Price Per
	Shares	Share

Balance at December 31, 1999	8,013	$18.22
Options granted	1,036	34.27
Cancellations	(121)	25.46
Options exercised	(1,226)	11.12

Balance at December 31, 2000	7,702	21.39
Options granted	1,321	53.41
Cancellations	(189)	43.87
Options exercised	(977)	11.94

Balance at December 31, 2001	7,857	27.41
Options granted	3,756	33.70
Cancellations	(130)	43.98
Options exercised	(500)	10.25

Balance at December 31, 2002	10,983	$30.15

      At December 31, 2002, 2.9 million shares were reserved and available for grant under the 1999 Stock Option Plan.

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2002 (shares stated in thousands):

	Stock Options Outstanding			Stock Options Exercisable

		Weighted-
		Average
		Remaining	Weighted-Average		Weighted-Average
Range of		Contractual Life	Exercise Price Per		Exercise Price Per
Exercise Prices	Number	(In Years)	Share	Number	Share

$ 3.70 - $ 7.38	1,300	1.8	$5.83	1,300	$5.83
7.50 - 17.06	1,596	4.4	12.31	1,582	12.28
17.13 - 30.31	3,406	9.0	27.75	958	26.36
30.38 - 42.88	2,500	6.5	39.41	1,800	39.15
43.00 - 66.53	2,181	8.6	50.83	896	51.22

$ 3.70 - $66.53	10,983	6.8	$30.15	6,536	$25.80

Warrants To Purchase Common Stock

      In connection with ICOS Clinical Partners’ sale of limited partnership units, we issued Series A warrants to purchase an aggregate of 7.6 million shares of our common stock at a weighted-average exercise price of $9.45 per share. Substantially all of the Series A warrants were exercised prior to expiration on May 31, 2002. On June 30, 1999, we issued Series B warrants, exercisable through June 30, 2004, to purchase an aggregate of 7.6 million shares of our common stock at $52.49 per share.

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2002, Series A and B warrants to purchase 1.8 million shares were exercised at a weighted-average exercise price of $9.58 per share. During 2001, Series A and B warrants to purchase 0.9 million shares were exercised at a weighted-average exercise price of $14.68 per share. During 2000, Series A and B warrants to purchase 1.2 million shares were exercised at a weighted-average exercise price of $9.70 per share. At December 31, 2002, Series B warrants to purchase 7.4 million shares were outstanding.

(13)	Net Loss per Common Share

	Year Ended December 31,

	2002	2001	2000

Net loss per share computations — basic and diluted:
Numerator:
Net loss	$(161,617)	$(80,173)	$(97,866)
Denominator:
Weighted-average common shares	61,304	54,073	46,343

Net loss per share — basic and diluted	$(2.64)	$(1.48)	$(2.11)

      Antidilutive securities excluded from the computation of diluted net loss per share were as follows:

	Year Ended December 31,

	2002	2001	2000

Stock options	10,983	7,857	7,702
Stock warrants	7,429	9,273	10,157

(14)	Legal Proceedings

      On October 22, 2002, Pfizer Inc., Pfizer Limited, and Pfizer Ireland Pharmaceuticals filed a patent infringement lawsuit against ICOS, Lilly ICOS, and Lilly in the United States District Court for the District of Delaware. The complaint alleges that the intended and imminent use, offering for sale, selling, manufacture, or importing into the United States upon FDA approval of Cialis for the treatment of erectile dysfunction by ICOS, Lilly ICOS and Lilly will constitute infringement of plaintiffs’ U.S. Patent No. 6,469,012, which issued on October 22, 2002. The plaintiffs seek a judgment declaring that the defendants’ using, selling, offering for sale, making or importing of Cialis for the treatment of erectile dysfunction will infringe this patent. The plaintiffs also seek a permanent injunction, attorneys’ fees, costs and expenses. On January 6, 2003, we filed an answer denying the central allegations of plaintiffs’ complaint and setting forth various affirmative defenses. Litigation is inherently unpredictable and the eventual outcome in a particular case is impossible to determine in advance. We believe that Pfizer’s suit lacks merit and intend to vigorously pursue our various defenses. If Pfizer were to prevail, however, we might be subject to substantial damages, prohibited from marketing Cialis for the treatment of erectile dysfunction in the United States, or required to enter into a licensing agreement to market Cialis in the United States. Any such adverse result could have a material adverse effect on our business, financial condition, results of operations and cash flows.

(15)	Other Related Party Transactions

      We provide certain administrative, research and support services to Ceptyr, Inc. (“Ceptyr”). Ceptyr also subleases space from us under an operating lease expiring in 2003. We recognized income of approximately $567, $561 and $818 from Ceptyr in 2002, 2001 and 2000, respectively. Dr. Wilcox, our Executive Vice President, Operations, is a director of Ceptyr.

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16) Quarterly Financial Data (Unaudited)

      Summary operating data for each quarter of the years ended December 31, 2002 and 2001 follows:

	Quarters

	First	Second	Third	Fourth	Total

2002:
Revenue	$22,536	$21,975	$22,210	$26,156	$92,877
Net loss	(39,220)	(40,405)	(34,531)	(47,461)	(161,617)
Net loss per common share	$(0.65)	$(0.66)	$(0.56)	$(0.76)	$(2.64)
2001:
Revenue	$18,900	$33,714	$18,865	$21,523	$93,002
Net loss	(15,153)	(5,267)	(24,368)	(35,385)	(80,173)
Net loss per common share	$(0.29)	$(0.10)	$(0.45)	$(0.62)	$(1.48)

PART III

Item 10.	Directors and Executive Officers of the Registrant

       The information required by this item is incorporated by reference from the sections entitled “Security Ownership of Principal Stockholders and Management,” “Election of Directors,” “Continuing Class 2 Directors (until 2004),” “Continuing Class 3 Directors (until 2005),” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in ICOS’ Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2003.

Item 11.	Executive Compensation

       The information required by this item is incorporated by reference from the sections entitled “Compensation of Directors,” “Executive Compensation,” “2002 Option Grants,” “2002 Aggregate Option Exercises and Year-end Option Values,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee on Executive Compensation,” “Stock Price Performance Graph” and “Employment Contracts, Termination of Employment and Change of Control Arrangements” in ICOS’ Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

       The following table sets forth information as of December 31, 2002, with respect to our compensation plans, for which our common stock is authorized for issuance. All of our compensation plans have been approved by security holders (see note 12 in the Notes to Consolidated Financial Statements for a description of our plans).

	Number of	Weighted-
	Securities to be	Average	Number of Securities
	Issued Upon	Exercise Price	Remaining Available
	Exercise of	per Share of	for Future Issuance
	Outstanding	Outstanding	Under Equity
	Options	Options	Compensation Plans

Equity compensation plans approved by security holders	10,983,288	$30.15	2,880,367

      The other information required by this item is incorporated by reference from the section entitled “Security Ownership of Principal Stockholders and Management” in ICOS’ Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2003.

Item 13.	Certain Relationships and Related Transactions

       The information required by this item is incorporated by reference from the section entitled “Related Party Transactions” in ICOS’ Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2003.

Item 14.	Controls and Procedures

       (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of ICOS’ “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this annual report on Form 10-K, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities.

      (b) Changes in internal controls. To our knowledge, there were no significant changes in ICOS’ internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

       (a) 1.     Consolidated Financial Statements

      See Index to Consolidated Financial Statements under Item 8 of this Form 10-K.

           2.     Consolidated Financial Statement Schedules

      Balance sheets of Lilly ICOS LLC as of December 31, 2002 and 2001, and the related statements of operations, comprehensive operations, members’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2002, and the period from October 2, 1998 (inception) through December 31, 2002.

      Balance sheets of Suncos Corporation as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2002, and the period from February 6, 1997 (inception) through December 31, 2002.

      Independent Auditors’ Reports

      All other consolidated financial statement schedules have been omitted as the information is not required or the information required is included in the consolidated financial statements or notes thereto.

           3.     Exhibits

      See Index to Exhibits filed herewith.

      (b) Reports on Form 8-K

      The following reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2002:

      On October 30, 2002, ICOS filed a report containing the Lilly ICOS LLC press release issued on October 23, 2002, announcing that Pfizer filed a patent infringement lawsuit against ICOS, Lilly ICOS and Lilly in the United States District Court.

(d)	Lilly ICOS LLC Financial Statements

Suncos Corporation Financial Statements

LILLY ICOS LLC

(A Development Stage Company)

Page

Independent Auditors’ Report	67

Balance Sheets as of December 31, 2002 and 2001	68

Statements of Operations for each of the years in the three-year period ended December 31, 2002, and the period from October 2, 1998 (inception) through December 31, 2002	69

Statements of Comprehensive Operations for each of the years in the three-year period ended December 31, 2002, and the period from October 2, 1998 (inception) through December 31, 2002	70

Statements of Members’ Equity (Deficit) for each of the years in the three-year period ended December 31, 2002, and the period from October 2, 1998 (inception) through December 31, 2002	71

Statements of Cash Flows for each of the years in the three-year period ended December 31, 2002, and the period from October 2, 1998 (inception) through December 31, 2002	72

Notes to Financial Statements	73

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Lilly ICOS LLC:

      We have audited the accompanying balance sheets of Lilly ICOS LLC (a development stage company) as of December 31, 2002 and 2001, and the related statements of operations, comprehensive operations, members’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2002, and the period from October 2, 1998 (inception) to December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lilly ICOS LLC as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, and the period from October 2, 1998 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Seattle, Washington

January 30, 2003

LILLY ICOS LLC

(A Development Stage Company)

BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1	$—
Deposit	2,142	—
Prepaid expenses	7,192	—

Total current assets	9,335	—
Property and equipment, net	1,413	—

	$10,748	$—

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities — accrued expenses payable to members	$51,922	$29,206
Members’ deficit:
Eli Lilly and Company	(20,587)	(14,603)
ICOS Corporation	(20,587)	(14,603)

Total members’ deficit	(41,174)	(29,206)

	$10,748	$—

See accompanying notes to financial statements.

LILLY ICOS LLC

(A Development Stage Company)

STATEMENTS OF OPERATIONS

				Period from
				October 2,
				1998
				(Inception)
	Year Ended December 31,			Through
				December 31,
	2002	2001	2000	2002

	(In thousands)
Operating expenses:
Research and development:
Contributed technology license from ICOS Corporation	$—	$30,000	$40,000	$315,000
Eli Lilly and Company	51,819	30,338	67,864	192,770
ICOS Corporation	5,565	9,014	20,086	57,527
Selling, general and administrative:
Eli Lilly and Company	72,919	36,437	—	109,356
ICOS Corporation	1,035	843	183	2,449

Total operating expenses	131,338	106,632	128,133	677,102
Interest income	—	196	663	2,102

Net loss	$(131,338)	$(106,436)	$(127,470)	$(675,000)

See accompanying notes to financial statements.

LILLY ICOS LLC

(A Development Stage Company)

STATEMENTS OF COMPREHENSIVE OPERATIONS

				Period from
				October 2,
				1998
				(Inception)
	Year Ended December 31,			Through
				December 31,
	2002	2001	2000	2002

	(In thousands)
Net loss	$(131,338)	$(106,436)	$(127,470)	$(675,000)
Other comprehensive gain:
Unrealized gain on investment securities	—	—	11	—

Comprehensive loss	$(131,338)	$(106,436)	$(127,459)	$(675,000)

See accompanying notes to financial statements.

LILLY ICOS LLC

(A Development Stage Company)

STATEMENTS OF MEMBERS’ EQUITY (DEFICIT)

					Accumulated
	Eli Lilly and Company				Other	Total
					Comprehensive	Members’
		Contributions		ICOS	Income	Equity
	Equity	Receivable	Total	Corporation	(Loss)	(Deficit)

	(In thousands)
Balances at October 2, 1998 (inception)	$—	$—	$—	$—	$—	$—
Member contributions:
Cash	100,000	—	100,000	—	—	100,000
Technology license	—	—	—	175,000	—	175,000
Receivable	80,000	(80,000)	—	—	—	—
Capital distribution	—	—	—	(75,000)	—	(75,000)
Unrealized loss on investment securities	—	—	—	—	(1)	(1)
Net loss	(90,752)	—	(90,752)	(90,752)	—	(181,504)

Balances at December 31, 1998	89,248	(80,000)	9,248	9,248	(1)	18,495
Member contributions:
Cash	15,000	40,000	55,000	—	—	55,000
Technology license	—	—	—	70,000	—	70,000
Capital distribution	—	—	—	(15,000)	—	(15,000)
Unrealized loss on investment securities	—	—	—	—	(10)	(10)
Net loss	(64,126)	—	(64,126)	(64,126)	—	(128,252)

Balances at December 31, 1999	40,122	(40,000)	122	122	(11)	233
Member contributions:
Cash	—	40,000	40,000	—	—	40,000
Technology license	—	—	—	40,000	—	40,000
Unrealized gain on investment securities	—	—	—	—	11	11
Net loss	(63,735)	—	(63,735)	(63,735)	—	(127,470)

Balances at December 31, 2000	(23,613)	—	(23,613)	(23,613)	—	(47,226)
Member contributions:
Cash	62,228	—	62,228	47,228	—	109,456
Technology license	—	—	—	30,000	—	30,000
Capital distribution	—	—	—	(15,000)	—	(15,000)
Net loss	(53,218)	—	(53,218)	(53,218)	—	(106,436)

Balances at December 31, 2001	(14,603)	—	(14,603)	(14,603)	—	(29,206)
Member contributions:
Cash	59,685	—	59,685	59,685	—	119,370
Net loss	(65,669)	—	(65,669)	(65,669)	—	(131,338)

Balances at December 31, 2002	$(20,587)	$—	$(20,587)	$(20,587)	$—	$(41,174)

See accompanying notes to financial statements.

LILLY ICOS LLC

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

				Period from
				October 2,
				1998
				(Inception)
	Year Ended December 31,			Through
				December 31,
	2002	2001	2000	2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(131,338)	$(106,436)	$(127,470)	$(675,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed technology license	—	30,000	40,000	315,000
Depreciation	232	—	—	232
Amortization of investment discounts	—	—	(153)	(857)
Change in operating assets and liabilities:
Receivables and deposits	(2,142)	1,043	(1,043)	(2,142)
Prepaid expenses	(7,192)	—	—	(7,192)
Accrued expenses payable to members	22,716	(26,206)	37,419	51,922

Net cash used in operating activities	(117,724)	(101,599)	(51,247)	(318,037)

Cash flows from investing activities:
Purchases of investment securities	—	—	—	(62,707)
Maturities of investment securities	—	—	13,701	63,564
Acquisitions of property and equipment	(1,645)	—	—	(1,645)

Net cash provided by (used in) investing activities	(1,645)	—	13,701	(788)

Cash flows from financing activities:
Member contributions	119,370	109,456	40,000	423,826
Capital distributions	—	(15,000)	—	(105,000)

Net cash provided by financing activities	119,370	94,456	40,000	318,826

Net increase (decrease) in cash and cash equivalents	1	(7,143)	2,454	1
Cash and cash equivalents at beginning of period	—	7,143	4,689	—

Cash and cash equivalents at end of period	$1	$—	$7,143	$1

See accompanying notes to financial statements.

LILLY ICOS LLC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002 and 2001

(Dollars in thousands, unless otherwise noted)

(1)	Organization and Business Operations

      Lilly ICOS LLC (the “Company”), a 50/50-owned limited liability company, was formed in October 1998 by Eli Lilly and Company (“Lilly”) and ICOS Corporation (“ICOS”) to develop and commercialize PDE5 inhibitors. Profits, losses and distributions, except for distributions for payment of ICOS’ exclusive license (see Note 3), are allocated based on ownership interests. The Company owns the rights to Cialis™ (tadalafil) as an oral therapeutic agent for the treatment of erectile dysfunction and is evaluating tadalafil for the treatment of diabetic gastroparesis.

      In November 2002, the Company received approval from the European Commission to market Cialis, for the treatment of erectile dysfunction, in all 15 member states of the European Union. The Company began shipping Cialis in Europe in January 2003, and Cialis is now available, by prescription, in pharmacies across Europe.

      The Company continues to develop Cialis as an oral therapeutic agent for the treatment of erectile dysfunction in the U.S., Canada, Mexico and other countries. In June 2001, the Company submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) seeking marketing approval of Cialis for the treatment of erectile dysfunction. In April 2002, the Company received an “approvable” letter from the FDA. An “approvable” letter indicates that the FDA is prepared to approve an application upon the satisfaction of conditions specified in the letter. Those conditions are the successful completion of clinical pharmacology studies, labeling discussions and successful resolution of matters related to Lilly’s manufacturing facilities. U.S. regulatory approval for Cialis is projected to occur in the second half of 2003, with product launch anticipated to occur shortly after approval.

      The Company expects to commercialize products approved in North America and Europe using the services of both ICOS and Lilly. Lilly and ICOS jointly manage the Company and, together, will provide it with services and continued funding as required for research, development, and commercialization. Lilly is the sole manufacturer of Cialis, under contract with Lilly ICOS.

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

(b)	Property and Equipment

      Property and equipment are stated at cost. Significant additions and improvements to property and equipment are capitalized. Maintenance and repair costs are expensed as incurred. Depreciation of the tradeshow booth is determined using the straight-line method over an estimated useful life of 3 years. Amortization of developed software is determined using the straight-line method over an estimated useful life of 3 years.

LILLY ICOS LLC
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

(c)	Research and Development Costs

      Research and development costs are expensed as incurred.

(d)	Income Taxes

      No provision for federal income taxes is included in the financial statements since such taxes, if any, are payable or recoverable by each member.

(e)	Operating Segments

      The Company has one operating segment, the development and commercialization of pharmaceutical products for human therapeutic use.

(f)	Concentrations of Risk

      The Company depends exclusively on Lilly for the manufacture and distribution of Cialis and certain sales processing functions. If Lilly were unable to provide these services, or did not provide these services on a timely basis, the Company may be unable to meet market demand for its products and could be materially impacted.

(3)	Equity Transactions

      ICOS contributed to the Company an exclusive license for the PDE5 technology in October 1998, and Lilly contributed to the Company $180 million ($100 million of which was received in October 1998 and $40 million received in both October 1999 and October 2000). ICOS and Lilly each acquired a 50% ownership interest in the Company upon its formation.

      The technology license contributed by ICOS is valued based on the cash contributions from Lilly and the concurrent capital distributions to ICOS discussed below. The contributed technology license was initially valued at $255 million, of which $175 million was charged to development expense in 1998, and $40 million was charged to development expense in both 1999 and 2000. The valuation of the contributed technology license increased $30 million in 1999, upon initiation of a Phase 3 clinical trial program for Cialis, and $30 million in 2001, following the filing of the NDA with the FDA. The valuation of the contributed technology license may increase, by up to an additional $90 million, if certain milestones are achieved, as provided for in the Limited Liability Company Agreement (the “LLC Agreement”).

      Under the terms of the LLC Agreement, ICOS received a capital distribution of $75 million in October 1998, and $15 million each upon the initiation of a Phase 3 clinical trial program in September 1999 and following the filing of a NDA with the FDA in June 2001. The $15 million capital distributions were funded by additional capital contributions from Lilly. ICOS may receive up to $45 million in further milestone-related capital distributions based on the achievement of certain objectives as specified in the LLC Agreement. Any further capital distributions related to potential future increases in the valuation of the contributed technology license are to be funded by additional capital contributions from Lilly. Subsequent to depletion of the Lilly contribution of $180 million, in the third quarter of 2000, ICOS and Lilly each became responsible for funding 50% of the Company’s activities.

(4)	License Agreements

      In October 1998, the Company entered into a license agreement with ICOS under which the Company received an exclusive right and license to certain proprietary patent rights, technical information, technology and know-how relating to, and useful in, the manufacture, production and worldwide commercial sale of

LILLY ICOS LLC
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

PDE5 inhibitors for human therapeutic use. The value of the license was charged to development expense, as the underlying technology represented incomplete product research and development.

      Also, in October 1998, the Company entered into a license agreement with Lilly (the “License Agreement”), under which the Company granted to Lilly an exclusive right and license to the PDE5 technology in order to develop, manufacture, market and sell PDE5 inhibitor products outside of North America and Europe (the “Lilly territory”). Under the License Agreement, Lilly will pay to the Company a royalty equal to 20% of the net sales of PDE5 inhibitor products that are sold by Lilly, or any of its affiliates or sublicensees, in the Lilly territory.

(5)	Royalty Obligation

      Pursuant to a license agreement with a third party, the Company is obligated to pay a 5% royalty based on the net sales of its PDE5 inhibitor products in North America and Europe. Lilly is obligated to pay the royalty based on sales in the Lilly territory.

(6)	Research and Development Service Agreement

      In October 1998, the Company entered into a Research and Development Service Agreement (the “R&D Agreement”) with Lilly and ICOS. Under the terms of the R&D Agreement, to the extent requested by the Company, Lilly and ICOS will perform research and development activities on PDE5 inhibitor products. The Company reimburses Lilly and ICOS a per-hour amount, calculated on the basis of actual hours incurred by Lilly and ICOS, plus certain development and administrative expenses. The Company can contract with other parties to provide research and development services.

(7)	Marketing and Sales Service Agreement

      In October 1998, the Company entered into a Marketing and Sales Service Agreement (the “Marketing Agreement”) with Lilly and ICOS to jointly promote the Company’s future products. Under the terms of the Marketing Agreement, the Company reimburses Lilly and ICOS for certain marketing and sales expenses. The Company may also contract with other parties to provide marketing and sales services.

(8)	Manufacturing Agreement

      In March 2002, the Company entered into a Manufacturing Agreement (the “Manufacturing Agreement”) with Lilly to manufacture Cialis. Under the terms of the Manufacturing Agreement, the Company will purchase Cialis exclusively from Lilly and will reimburse Lilly for a variety of services including, but not limited to, tablet production, packaging, storage, distribution, sales order processing and other manufacturing services.

(9)	Deposit

      The deposit of $2,142 at December 31, 2002, represents amounts paid to a third party for future marketing services or to be refunded to the Company.

LILLY ICOS LLC
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

(10)	Prepaid Expenses

	December 31,

	2002	2001

Advertising	$5,162	$—
Meetings and conferences	1,185	—
Promotional items	845	—

	$7,192	$—

(11)	Property and Equipment, Net

	December 31,

	2002	2001

Trade show booth	$1,045	$—
Software	600	—

Total cost	1,645	—
Accumulated depreciation and amortization	(232)	—

	$1,413	$—

(12)	Legal Proceedings

      On October 22, 2002, Pfizer Inc., Pfizer Limited, and Pfizer Ireland Pharmaceuticals filed a patent infringement lawsuit against ICOS, Lilly ICOS and Lilly in the United States District Court for the District of Delaware. The complaint alleges that the intended and imminent use, offering for sale, selling, manufacture, or importing into the United States upon FDA approval of Cialis for the treatment of erectile dysfunction by ICOS, Lilly ICOS and Lilly will constitute infringement of plaintiffs’ U.S. Patent No. 6,469,012, which issued on October 22, 2002. The plaintiffs seek a judgment declaring that the defendants’ using, selling, offering for sale, making or importing of Cialis for the treatment of erectile dysfunction will infringe this patent. The plaintiffs also seek a permanent injunction, attorneys’ fees, costs and expenses. On January 6, 2003, the Company filed an answer denying the central allegations of plaintiffs’ complaint and setting forth various affirmative defenses. Litigation is inherently unpredictable and the eventual outcome in a particular case is impossible to determine in advance. The Company believes that Pfizer’s suit lacks merit and intends to vigorously pursue its various defenses. If Pfizer were to prevail, however, the Company might be subject to substantial damages, prohibited from marketing Cialis for the treatment of erectile dysfunction in the United States, or required to enter into a licensing agreement to market Cialis in the United States. Any such adverse result could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

SUNCOS CORPORATION

(A Development Stage Corporation)

Page

Independent Auditors’ Report	78

Balance Sheets as of December 31, 2002 and 2001	79

Statements of Operations for each of the years in the three-year period ended December 31, 2002, and the period from February 6, 1997 (inception) through December 31, 2002	80

Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss for each of the years in the three-year period ended December 31, 2002, and the period from February 6, 1997 (inception) through December 31, 2002	81

Statements of Cash Flows for each of the years in the three-year period ended December 31, 2002, and the period from February 6, 1997 (inception) through December 31, 2002	82

Notes to Financial Statements	83

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Suncos Corporation:

      We have audited the accompanying balance sheets of Suncos Corporation (a development stage corporation) as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2002, and the period from February 6, 1997 (inception) through December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      As discussed in Note 1 to the financial statements, the stockholders have decided to discontinue the development of Pafase® and there are no current plans for further development activities by Suncos Corporation.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suncos Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, and the period from February 6, 1997 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Seattle, Washington

January 30, 2003

SUNCOS CORPORATION

(A Development Stage Corporation)

BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except
	share data)
ASSETS
Current assets — cash and cash equivalents	$25	$4,363

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities — accrued expenses payable to stockholders	$3,600	$3,834
Stockholders’ equity (deficit):
Common stock, $.0001 par value. 18,576 shares and 13,000 shares, respectively, authorized, issued and outstanding at December 31, 2002 and 2001	—	—
Additional paid-in capital	155,762	100,000
Deficit accumulated during the development stage	(159,337)	(99,471)

Total stockholders’ equity (deficit)	(3,575)	529

	$25	$4,363

See accompanying notes to financial statements.

SUNCOS CORPORATION

(A Development Stage Corporation)

STATEMENTS OF OPERATIONS

				Period from
				February 6,
				1997
				(Inception)
	Year Ended December 31,			Through
				December 31,
	2002	2001	2000	2002

	(In thousands)
Operating expenses:
Research and development:
Daiichi Suntory Pharma Co., Ltd.	$59	$131	$459	$5,299
ICOS Corporation	59,113	30,090	14,612	153,689
General and administrative:
Daiichi Suntory Pharma Co., Ltd.	1	4	6	81
ICOS Corporation	743	314	595	2,987

Total operating expenses	59,916	30,539	15,672	162,056
Interest income	50	140	166	2,719

Net loss	$(59,866)	$(30,399)	$(15,506)	$(159,337)

See accompanying notes to financial statements.

SUNCOS CORPORATION

(A Development Stage Corporation)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

					Deficit
				Accumulated	Accumulated	Total
	Common Stock		Additional	Other	During the	Stockholders’
			Paid-In	Comprehensive	Development	Equity
	Shares	Amount	Capital	Income(Loss)	Stage	(Deficit)

	(In thousands, except share data)
Balances at February 6, 1997 (inception)	—	$—	$—	$—	$—	$—
Issuance of common stock — 3,000 shares for $30,000 cash and 3,000 shares in exchange for technology	6,000	—	30,000	—	—	30,000
Comprehensive loss:
Net loss	—	—	—	—	(12,057)	(12,057)
Unrealized loss on investment securities	—	—	—	(2)	—	(2)

Total comprehensive loss	—	—	—	—	—	(12,059)

Balances at December 31, 1997	6,000	—	30,000	(2)	(12,057)	17,941
Comprehensive loss:
Net loss	—	—	—	—	(15,895)	(15,895)
Unrealized gain on investment securities	—	—	—	2	—	2

Total comprehensive loss	—	—	—	—	—	(15,893)

Balances at December 31, 1998	6,000	—	30,000	—	(27,952)	2,048
Issuance of 3,000 shares of common stock for cash	3,000	—	30,000	—	—	30,000
Net loss	—	—	—	—	(25,614)	(25,614)

Balances at December 31, 1999	9,000	—	60,000	—	(53,566)	6,434
Issuance of 1,000 shares of common stock for cash	1,000	—	10,000	—	—	10,000
Net loss	—	—	—	—	(15,506)	(15,506)

Balances at December 31, 2000	10,000	—	70,000	—	(69,072)	928
Issuance of 3,000 shares of common stock for cash	3,000	—	30,000	—	—	30,000
Net loss	—	—	—	—	(30,399)	(30,399)

Balances at December 31, 2001	13,000	—	100,000	—	(99,471)	529
Issuance of 5,576 shares of common stock for cash	5,576	—	55,762	—	—	55,762
Net loss	—	—	—	—	(59,866)	(59,866)

Balances at December 31, 2002	18,576	$—	$155,762	$—	$(159,337)	$(3,575)

See accompanying notes to financial statements.

SUNCOS CORPORATION

(A Development Stage Corporation)

STATEMENTS OF CASH FLOWS

				Period from
				February 6,
				1997
				(Inception)
	Year Ended December 31,			Through
				December 31,
	2002	2001	2000	2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(59,866)	$(30,399)	$(15,506)	$(159,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of investment discounts	—	—	—	(1,113)
Change in operating assets and liabilities:
Accrued expenses payable to stockholders	(234)	2,251	(347)	3,600

Net cash used in operating activities	(60,100)	(28,148)	(15,853)	(156,850)

Cash flows from investing activities:
Purchases of investment securities	—	—	—	(68,527)
Maturities of investment securities	—	—	—	69,640

Net cash provided by investing activities	—	—	—	1,113

Cash provided by financing activities — proceeds from issuance of common stock	55,762	30,000	10,000	155,762

Net increase (decrease) in cash and cash equivalents	(4,338)	1,852	(5,853)	25
Cash and cash equivalents at beginning of period	4,363	2,511	8,364	—

Cash and cash equivalents at end of period	$25	$4,363	$2,511	$25

See accompanying notes to financial statements.

SUNCOS CORPORATION

(A Development Stage Corporation)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002 and 2001

(Dollars in thousands, except share data or as otherwise noted)

(1) Organization and Business Operations

      Suncos Corporation (the “Company”) is a 50/50-owned development stage corporation that was formed in February 1997 by ICOS Corporation (“ICOS”) and Suntory Limited of Japan (“Suntory”) to develop and commercialize Pafase® products for worldwide human therapeutic use. In December 2002, Suntory transferred its interests and obligations in Suncos to Daiichi Suntory Pharma Co., Ltd. (“Daiichi Suntory Pharma”). Suncos is jointly managed by ICOS and Daiichi Suntory Pharma. In February 1997, ICOS made an initial capital contribution to the Company of an exclusive license for Pafase technology and Suntory made a $30 million cash capital contribution. Each party received 3,000 shares of common stock for their contributions. The technology contributed to the Company by ICOS had a zero basis for financial reporting purposes and, accordingly, the Company recorded no value for ICOS’ initial contribution. The initial $30 million cash contribution from Suntory was depleted in 1999. Subsequent to depletion of the initial cash contribution, both ICOS and Suntory have made additional cash capital contributions to the Company in equal dollar amounts in exchange for equal numbers of shares of common stock.

      The Company granted Suntory exclusive rights to develop and commercialize Pafase in Japan and granted ICOS exclusive rights to develop and commercialize Pafase in the United States. The Company retained the rights to develop and commercialize Pafase in the rest of the world. ICOS and Suntory provided the Company with research and development services in support of the Pafase development program.

      In December 2002, the Pafase development program was terminated, after an interim analysis did not demonstrate clinical benefit in a Phase 3 clinical study for severe sepsis. There are no current plans for further development activities by Suncos.

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

SUNCOS CORPORATION
(A Development Stage Corporation)

NOTES TO FINANCIAL STATEMENTS — (Continued)

effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

(e) Operating Segments

      The Company has one operating segment, the development and commercialization of pharmaceutical products for human therapeutic use.

(3) Termination of Pafase Development Program

      Upon completion of a plan, in December 2002, to discontinue the Pafase development program, the Company accrued $3.3 million in close-out expenses, consisting primarily of expenses associated with the termination of clinical studies and manufacturing activities. These activities are expected to be completed in the first half of 2003.

(4) Development and Supply Agreement

      The Company has a Development and Supply Agreement (the “Agreement”) with ICOS and Daiichi Suntory Pharma. Under the terms of the Agreement, ICOS and Daiichi Suntory Pharma (and its predecessor) conducted development work with respect to the development of the Pafase technology. The Company reimbursed ICOS and Daiichi Suntory Pharma for certain actual expenses, plus a 5% margin. Accrued expenses payable to stockholders at December 31, 2002 and 2001, primarily represent amounts payable to ICOS for development work.

      The Agreement terminates at the earlier of December 2011, the liquidation of the Company or completion of the development program.

(5) Services Agreements

      The Company has agreements with ICOS and Daiichi Suntory Pharma, whereby both companies have agreed to make general management support available in connection with the daily operation of the Company and provide marketing research and administrative services to the Company. The Company reimburses ICOS and Daiichi Suntory Pharma for these services based on negotiated reimbursement rates.

(6) Income Taxes

      The Company has realized no income tax benefit since its inception due to the inability to utilize net operating loss carryforwards.

      Deferred tax assets at December 31, 2002 and 2001 consist of the following:

	2002	2001

Tax benefit of net operating loss carryforwards	$54,626	$34,815
Pafase close-out expenses	1,142	—

Gross deferred tax assets	55,768	34,815
Less valuation allowance	(55,768)	(34,815)

Net deferred tax assets	$—	$—

      The increase in the valuation allowance was $20,953, $10,640 and $5,962 in 2002, 2001 and 2000, respectively.

SUNCOS CORPORATION
(A Development Stage Corporation)

NOTES TO FINANCIAL STATEMENTS — (Continued)

      At December 31, 2002, the Company has net operating loss carryforwards of $156,073, which expire from 2013 to 2021, available to offset future taxable income.

(7) Future Funding

      ICOS and Daiichi Suntory Pharma have agreed to share equally in the costs of the Pafase program.

INDEX TO EXHIBITS

Note

3.1	Restated Certificate of Incorporation of ICOS Corporation	A
3.2	Restated Bylaws of ICOS Corporation	N
4.1	Restated Certificate of Incorporation of ICOS Corporation (included in Exhibit 3.1)
10.1	ICOS Corporation 1989 Stock Option Plan (Amended and Restated as of January 8, 1997)	D
10.2	ICOS Corporation 1991 Stock Option Plan for Non-employee Directors (Amended and Restated as of January 8, 1997)	D
10.3	ICOS Corporation 1999 Stock Option Plan	I
10.4	Employment Agreement dated as of September 16, 1993 between Gary Wilcox and ICOS Corporation	C
10.5	Employment Agreement between Paul N. Clark and ICOS Corporation dated June 11, 1999	J
10.6	Rights Agreement dated as of August 9, 2002, between ICOS Corporation and Mellon Investor Services, LLC, as Rights Agent	P
10.7	Industrial Real Estate Lease dated February 6, 1992 between WRC Properties, Inc. and ICOS Corporation	B
10.8	First Amendment dated August 21, 1992 to Industrial Real Estate Lease Agreement between WRC Properties, Inc. and ICOS Corporation	Q
10.9	Industrial Real Estate Lease Renewal and Amendment Agreement dated August 5, 1997 between WRC Properties, Inc. and ICOS Corporation	F
10.10	Third Amendment dated April 15, 2002 to Industrial Real Estate Lease Agreement dated February 6, 1992 between Teachers Insurance & Annuity Association of America, Inc., as successors to WRC Properties, Inc., and ICOS Corporation	Q
10.11	Real Estate Purchase and Sale Agreement dated October 30, 1992 between Canyon Park Business Center Limited Partnership and ICOS Corporation	B
10.12	Industrial Real Estate Lease dated December 20, 1996 between WRC Properties, Inc. and ICOS Corporation	F
10.13	First Amendment dated August 5, 1997 to Industrial Real Estate Lease Agreement between WRC Properties, Inc. and ICOS Corporation	Q
10.14	Second Amendment dated October 30, 1998 to Industrial Real Estate Lease Agreement between Teachers Insurance & Annuity Association of America, Inc., as successors to WRC Properties, Inc., and ICOS Corporation	H
10.15	Third Amendment dated April 15, 2002 to Industrial Real Estate Lease Agreement dated December 20, 1996 between Teachers Insurance & Annuity Association of America, Inc., as successors to WRC Properties, Inc., and ICOS Corporation	Q
10.16	Industrial Real Estate Lease Agreement dated May 20, 1997 between Benaroya Capital Company, LLC and ICOS Corporation	F
10.17	First Amendment dated February 18, 1998 to Industrial Real Estate Lease Agreement dated May 20, 1997 between Benaroya Capital Company, LLC and ICOS Corporation	Q
10.18	Second Amendment dated August 13, 2001 to Industrial Real Estate Lease Agreement dated May 20, 1997 between Benaroya Capital Company, LLC and ICOS Corporation	Q
10.19	Industrial Real Estate Lease Agreement dated September 6, 2000 between Benaroya Capital Company, LLC and ICOS Corporation	L
10.20	Industrial Real Estate Lease Agreement dated January 7, 1999 between CarrAmerica Realty Corporation and ICOS Corporation	H
10.21	First Amendment dated April 11, 2001 to Industrial Real Estate Lease Agreement dated January 7, 1999 between CarrAmerica Realty Corporation and ICOS Corporation	O

Note

10.22	Industrial Real Estate Lease Agreement dated June 4, 2001, between Benaroya Capital Company, LLC and ICOS Corporation	Q
10.23	Industrial Real Estate Lease Agreement dated November 1, 2002, between Bellevue Trade Center, LLC and ICOS Corporation	Q
10.24	Shareholders Agreement, entered into December 18, 1996, among ICOS Corporation, Suntory Limited and Suncos Corporation	D*
10.25	rPAF-AH License Agreement, dated February 6, 1997, between ICOS Corporation and Suncos Corporation	D*
10.26	Development and Supply Agreement, dated February 6, 1997, among ICOS Corporation, Suntory Limited and Suncos Corporation	D*
10.27	ICOS Services Agreement, dated February 6, 1997, between Suncos Corporation and ICOS Corporation	D*
10.28	ICOS License Agreement, dated February 6, 1997, between Suncos Corporation and ICOS Corporation	D*
10.29	Agreement of Limited Partnership dated as of June 5, 1997, by and among ICOS Development Corporation, as general partner, and each of the limited partners of ICOS Clinical Partners, L.P.	E*
10.30	Purchase Agreement dated as of June 5, 1997 between ICOS Corporation and each of the Limited Partners from time to time of ICOS Clinical Partners, L.P.	E*
10.31	Product Development Agreement, dated as of June 5, 1997, by and between ICOS Corporation and ICOS Clinical Partners, L.P.	E*
10.32	Limited Liability Company Agreement of Lilly ICOS LLC (the “LLC Agreement”) dated September 30, 1998 between ICOS Corporation and Eli Lilly and Company, including Exhibit E thereto	G*
10.33	Lilly License Agreement, dated September 30, 1998, between Lilly ICOS LLC and Eli Lilly and Company (Exhibit A to the LLC Agreement)	G*
10.34	PDE5 License Agreement, dated September 30, 1998, between ICOS Corporation and Lilly ICOS LLC (Exhibit B to the LLC Agreement)	G*
10.35	Research and Development Agreement, dated September 30, 1998, among ICOS Corporation, Lilly ICOS LLC and Eli Lilly and Company (Exhibit C to the LLC Agreement)	G*
10.36	Marketing and Sales Service Agreement, dated September 30, 1998, between ICOS Corporation, Lilly ICOS LLC, and Eli Lilly and Company (Exhibit F to the LLC Agreement)	G*
10.37	Agreement of Limited Partnership of ICOS-Texas Biotechnology L.P. (the “ICOS-TBC Agreement”) dated June 6, 2000, among ICOS-ET-LP LLC, Texas Biotechnology Corporation, ICOS-ET-GP LLC and TBC-ET, Inc., including Exhibit D thereto	K*
10.38	Endothelin License Agreement dated June 6, 2000, between Texas Biotechnology Corporation and ICOS—Texas Biotechnology L.P. (Exhibit A to the ICOS-TBC Agreement)	K*
10.39	Research and Development Service Agreement dated June 6, 2000, among ICOS Corporation, Texas Biotechnology Corporation and ICOS-Texas Biotechnology L.P. (Exhibit B to the ICOS-TBC Agreement)	K*
10.40	Formation and Performance Agreement, dated June 6, 2000, by and between ICOS Corporation and Texas Biotechnology Corporation	K*
10.41	Development and Marketing Collaboration Agreement, dated July 11, 2001, between Biogen, Inc. and ICOS Corporation	M*
23.1	Consent of KPMG LLP (ICOS Corporation)	Q
23.2	Consent of KPMG LLP (Lilly ICOS LLC)	Q
23.3	Consent of KPMG LLP (Suncos Corporation)	Q

Note

99.1	Certification of Paul N. Clark Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Q
99.2	Certification of Michael A. Stein Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Q

Note

A	Filed as an exhibit to the Company’s Registration Statement (Registration No. 333-3312) effective May 7, 1996 and incorporated herein by reference.
B	Filed as an exhibit to the Company’s Form 10-K Annual Report on March 29, 1993 and incorporated herein by reference.
C	Filed as an exhibit to the Company’s Form 10-Q Quarterly Report on November 2, 1993 and incorporated herein by reference.
D	Filed as an exhibit to the Company’s Form 10-K Annual Report on March 31, 1997 and incorporated herein by reference.
E	Filed as an exhibit to the Company’s Form 8-K Current Report on August 26, 1997 and incorporated herein by reference.
F	Filed as an exhibit to the Company’s Form 10-Q Quarterly Report on November 17, 1997 and incorporated herein by reference.
G	Filed as an exhibit to the Company’s Form 10-Q Quarterly Report on November 13, 1998 and incorporated herein by reference.
H	Filed as an exhibit to the Company’s Form 10-K Annual Report on March 31, 1999 and incorporated herein by reference.
I	Filed as an exhibit to the Company’s definitive Proxy Statement dated March 30, 1999 and incorporated herein by reference.
J	Filed as an exhibit to the Company’s Form 10-Q Quarterly Report on August 13, 1999 and incorporated herein by reference.
K	Filed as an exhibit to the Company’s Form 10-Q Quarterly Report on August 14, 2000 and incorporated herein by reference.
L	Filed as an exhibit to the Company’s Form 10-K Annual Report on March 29, 2001 and incorporated herein by reference.
M	Filed as an exhibit to the Company’s Form 10-Q Quarterly Report on August 14, 2001 and incorporated herein by reference.
N	Filed as an exhibit to the Company’s Form 10-Q Quarterly Report on November 14, 2001 and incorporated herein by reference.
O	Filed as an exhibit to the Company’s Form 10-K Annual Report on March 29, 2002 and incorporated herein by reference.
P	Filed as an exhibit to the Company’s Form 8-K Current Report on August 9, 2002 and incorporated herein by reference.
Q	Filed with this document.
*	Confidential treatment has been granted with respect to portions of this exhibit.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bothell, State of Washington, on the 5th day of March, 2003.

ICOS CORPORATION
(Registrant)

By:	/s/ PAUL N. CLARK

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

Signature	Title	Date

/s/ PAUL N. CLARK Paul N. Clark	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 5, 2003

/s/ GARY L. WILCOX Gary L. Wilcox	Director and Executive Vice President, Operations	March 5, 2003

/s/ FRANK T. CARY Frank T. Cary	Director	March 5, 2003

/s/ JAMES L. FERGUSON James L. Ferguson	Director	March 5, 2003

/s/ WILLIAM H. GATES, III William H. Gates, III	Director	March 5, 2003

/s/ DAVID V. MILLIGAN David V. Milligan	Director	March 5, 2003

/s/ ROBERT W. PANGIA Robert W. Pangia	Director	March 5, 2003

/s/ WALTER B. WRISTON Walter B. Wriston	Director	March 5, 2003

CERTIFICATIONS

I, Paul N. Clark, certify that:

(1)	I have reviewed this annual report on Form 10-K of ICOS Corporation;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

(6)	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003

By:	/s/ PAUL N. CLARK

Paul N. Clark
Chairman of the Board of Directors,
Chief Executive Officer and President

CERTIFICATIONS

I, Michael A. Stein, certify that:

(1)	I have reviewed this annual report on Form 10-K of ICOS Corporation;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

(6)	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003

By:	/s/ MICHAEL A. STEIN

Michael A. Stein
Vice President and Chief Financial Officer