Form 10-Q
period 2003-03-31
ICOS CORP / DE
filed 2003-04-30
CIK 874294

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-19171

ICOS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1463450 (I.R.S. Employer Identification No.)

22021 - 20th Avenue S.E., Bothell, WA	98021

(Address of principal executive offices)	(Zip code)

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
Yes [X]   No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at March 31, 2003

Common Stock, $0.01 par value	62,278,333

ICOS CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

PAGE NO.

PART I. Financial Information
ITEM 1. Financial Statements
Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002	1
Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	2
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002	3
Notes to Condensed Consolidated Financial Statements	4
ITEM 2.
Management’s Discussion and Analysis of Results of Operations and Financial Condition	8
ITEM 3.
Quantitative and Qualitative Disclosure about Market Risk	15
ITEM 4.
Controls and Procedures	15
PART II. Other Information
ITEM 6.
Exhibits and Reports on Form 8-K	15
SIGNATURE	16
CERTIFICATIONS	17

PART 1. Financial Information

ITEM 1. Financial Statements

ICOS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	(in thousands, except per share data)

	Three Months Ended March 31,

	2003	2002

Revenue:
Collaboration revenue from related parties	$5,348	$19,356
Licenses of technology	633	1,380
Contract manufacturing	1,100	1,800

Total revenue	7,081	22,536

Operating expenses:
Research and development	27,288	35,398
Marketing and selling	921	3,158
General and administrative	2,141	1,809

Total operating expenses	30,350	40,365

Operating loss	(23,269)	(17,829)
Other income (expense):
Equity in losses of affiliates	(21,547)	(24,724)
Interest and other income	3,712	3,333

Loss before income taxes	(41,104)	(39,220)
Income tax recovery	612	—

Net loss	$(40,492)	$(39,220)

Net loss per common share – basic and diluted	$(0.65)	$(0.65)

Weighted-average common shares outstanding – basic and diluted	62,174	60,017

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	(in thousands)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$92,967	$40,450
Investment securities, at market value	62,681	159,680
Interest receivable	3,520	5,099
Receivables from affiliates	7,400	7,959
Other	6,170	2,652

Total current assets	172,738	215,840
Investment securities, at market value	148,436	148,796
Property and equipment, net	19,455	20,209
Other	632	815

	$341,261	$385,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payables and accruals	$19,828	$25,985
Due to affiliates	24,424	25,012
Deferred revenue	2,104	2,305

Total current liabilities	46,356	53,302

Deferred revenue	17,101	14,726

Stockholders’ equity:
Common stock	623	621
Additional paid-in capital	779,177	777,697
Accumulated other comprehensive income	2,462	3,280
Accumulated deficit	(504,458)	(463,966)

Total stockholders’ equity	277,804	317,632

	$341,261	$385,660

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	(in thousands)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(40,492)	$(39,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,478	1,303
Gain on sale of investment securities, net	(1,290)	(117)
Amortization of investment premiums (discounts), net	1,826	1,259
Equity in losses of affiliates	21,547	24,724
Revenue from licenses of technology in excess of cash received	(633)	(1,380)
Stock compensation expense	199	105
Change in operating assets and liabilities:
Receivables	227	(9,558)
Other assets	(1,385)	(882)
Payables and accruals	(5,419)	436

Net cash used in operating activities	(23,942)	(23,330)

Cash flows from investing activities:
Purchases of investment securities	(19,167)	(83,577)
Maturities of investment securities	26,365	43,695
Sales of investment securities	88,991	22,381
Acquisitions of property and equipment	(725)	(1,906)
Investments in affiliates	(22,135)	(15,642)

Net cash provided by (used in) investing activities	73,329	(35,049)

Cash flows from financing activities:
Proceeds from stock options and warrants	1,061	4,517
Borrowings under line of credit	2,069	2,353

Net cash provided by financing activities	3,130	6,870

Net increase (decrease) in cash and cash equivalents	52,517	(51,509)
Cash and cash equivalents, beginning of period	40,450	260,905

Cash and cash equivalents, end of period	$92,967	$209,396

Supplemental disclosure of cash flow information:
Debt forgiveness upon achievement of clinical milestone	$3,055	$674
Income tax benefit receivable	$612	$—

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands unless otherwise noted)

(unaudited)

1.     Summary of Significant Accounting Policies

     The accompanying condensed consolidated financial statements present the results of operations, financial position and cash flows of ICOS Corporation and its wholly-owned subsidiaries, herein collectively referred to as “ICOS”. All material intercompany transactions and balances between entities consolidated in these financial statements have been eliminated.

     The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

     In our opinion, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary to present fairly our financial position as of March 31, 2003 and December 31, 2002, and our results of operations and cash flows for the three months ended March 31, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

     Stock Based Compensation

     We apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our employee stock option grants. Accordingly, we do not recognize compensation expense for options granted to employees with an exercise price equal to or in excess of the fair value of the underlying common shares at the date of grant. We recognize compensation expense for restricted stock grants over the vesting period.

     Had we determined compensation cost based on the fair value of our stock options on the grant date under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” our net loss and net loss per share would have been the pro forma amounts indicated as follows:

	Three Months Ended
	March 31,

	2003	2002

Net loss:
As reported	$(40,492)	$(39,220)
Add: Stock based employee compensation expense included in reported net loss	69	—
Deduct: Stock based employee compensation expense determined under fair value based method for all awards	(11,564)	(8,611)

Pro forma	$(51,987)	$(47,831)

Net loss per share—basic and diluted:
As reported	$(0.65)	$(0.65)

Pro forma	$(0.84)	$(0.80)

     The per share weighted-average grant date fair value of stock options awarded during the three months ended March 31, 2003 and 2002, was $13.79 and $31.60, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 31,

	2003	2002

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.3%	4.8%
Expected volatility	67.9%	68.8%
Expected life in years	6.4	6.3

2.     Revenue from Collaborations and Licenses of Technology, and Equity in Losses of Affiliates

     The following tables summarize our revenue from collaborations with related parties and licenses of technology, and equity in losses of affiliates for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31,

	2003	2002

Collaboration revenue from related parties:
Lilly ICOS LLC (“Lilly ICOS”)	$2,053	$1,361
Suncos Corporation (“Suncos”)	2,058	13,889
ICOS-Texas Biotechnology L.P. (“ICOS-TBC”)	1,237	4,106

	$5,348	$19,356

Licenses of technology:
Lilly ICOS	$31	$623
ICOS Clinical Partners, L.P.	—	427
Biogen, Inc. (“Biogen”)	602	330

	$633	$1,380

Equity in losses of affiliates:
Lilly ICOS	$(21,547)	$(14,230)
Suncos	—	(7,984)
ICOS-TBC	—	(2,510)

	$(21,547)	$(24,724)

3.     Affiliate Operating Results

     Lilly ICOS

     Lilly ICOS, our 50/50 owned joint venture with Eli Lilly and Company (“Lilly), began selling its first commercial product, Cialis™ (tadalafil), for the treatment of erectile dysfunction, in the European Union in January 2003. Cialis is currently available, by prescription, in pharmacies across Europe. Cialis is also available outside of North America and the European Union, in which markets Lilly has exclusive rights and pays royalties to Lilly ICOS equal to 20% of net sales.

     The following table summarizes the operating results of Lilly ICOS for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31,

	2003	2002

Revenue:
Product sales, net	$16,615	$—
Royalties	975	—

Total revenue	17,590	—

Cost of sales	1,604	—
Research and development:
Lilly and other	16,446	10,839
ICOS	1,773	1,184
Selling, general and administrative:
Lilly and other	40,582	16,222
ICOS	280	215

Total expenses	60,685	28,460

Net loss	$(43,095)	$(28,460)

     Suncos

     For the first quarter of 2002, Suncos incurred $16.0 million of operating losses related to the development of Pafase®. In December 2002, the Pafase development program was discontinued after an interim analysis did not demonstrate clinical benefit in a Phase 3 study for severe sepsis. Upon discontinuation of the Pafase program, Suncos accrued estimated close-out costs, primarily associated with the program’s clinical and manufacturing activities. In the first quarter of 2003, no adjustments to those estimated costs were necessary.

     ICOS-TBC

     For the first quarter of 2002, ICOS-TBC incurred $5.0 million of operating losses related to its endothelin receptor antagonist program. All research and development costs of ICOS-TBC were charged to expense as incurred. In January 2003, we announced that joint development of the endothelin receptor antagonist program, through ICOS-TBC, would not continue. Texas Biotechnology Corporation (“Texas Biotechnology”) agreed to be responsible for all costs and expenses of ICOS-TBC incurred subsequent to December 31, 2002. On April 22, 2003, ICOS entered into an agreement whereby Texas Biotechnology acquired all of our interests in ICOS-TBC for $10.0 million, with $4.0 million paid on that date and the balance payable, with interest, in two installments over an 18-month period. The installment payments and interest are secured by an irrevocable standby letter of credit from a major U.S. bank. In the second quarter of 2003, our results of operations will include a gain of $10.0 million from this transaction.

4.     Income Tax Recovery

     In the first quarter of 2003, we recognized a federal alternative minimum income tax benefit of $0.6 million as a result of filing a refund claim for such taxes paid for the year ended December 31, 1998.

5.     Comprehensive Loss

	Three Months Ended March 31,

	2003	2002

Net loss	$(40,492)	$(39,220)
Unrealized holding gains (losses) arising during the period	127	(993)
Less: Reclassification adjustment for gains included in net loss	(945)	(207)

Comprehensive loss	$(41,310)	$(40,420)

6.     Net Loss per Common Share

     Net loss per common share is calculated using the weighted-average number of common shares outstanding during the period. For the three months ended March 31, 2003, options to acquire 10.9 million shares of common stock and warrants to acquire 7.4 million shares of common stock were excluded from the computation of net loss per common share because their impact would be antidilutive. For the three months ended March 31, 2002, options to acquire 8.6 million shares of common stock and warrants to acquire 9.1 million shares of common stock were excluded from the computation of net loss per common share because their impact would be antidilutive.

7.     Legal Proceedings

     In October 2002, Pfizer Inc., Pfizer Limited, and Pfizer Ireland Pharmaceuticals filed a patent infringement lawsuit against ICOS, Lilly ICOS, and Lilly in the United States District Court for the District of Delaware. The complaint alleges that the intended and imminent use, offering for sale, selling, manufacture, or importing into the United States upon FDA approval of Cialis for the treatment of erectile dysfunction by ICOS, Lilly ICOS and Lilly will constitute infringement of plaintiffs’ U.S. Patent No. 6,469,012. The plaintiffs seek a judgment declaring that the defendants’ using, selling, offering for sale, making or importing of Cialis for the treatment of erectile dysfunction will infringe this patent. The plaintiffs also seek a permanent injunction, attorneys’ fees, costs and expenses. In January 2003, we filed an answer denying the central allegations of plaintiffs’ complaint and setting forth various affirmative defenses. Litigation is inherently unpredictable and the eventual outcome in a particular case is impossible to determine in advance. We believe that Pfizer’s suit lacks merit and intend to vigorously pursue our various defenses. If Pfizer were to prevail, however, we might be subject to substantial damages, prohibited from marketing Cialis for the treatment of erectile dysfunction in the United States, or required to enter into a licensing agreement to market Cialis in the United States. Any such adverse result could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Risks and Uncertainties

     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements based on current expectations that are subject to risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” or “will” or the negative of those terms or comparable terminology. Our actual results and the timing of events could differ materially from those anticipated or implied by the forward-looking statements discussed herein as a result of various factors. Factors that could cause or contribute to such differences include risks associated with clinical development, regulatory approvals, manufacturing, collaboration arrangements with affiliates and third parties, liquidity and capital raising, product commercialization, intellectual property claims, litigation and other risks discussed under “Important Factors Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2002. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

     We have established collaborations with pharmaceutical and biotechnology companies to enhance our internal development capabilities and to offset a substantial portion of the financial risk of developing our product candidates. At the same time, we maintain substantial rights to the product candidates covered by these collaborations, which provide us the opportunity to participate in a significant portion of the potential economic benefit from successful development and commercialization. Our most significant ongoing collaborations are with Lilly and Biogen.

General

     Our results of operations may vary significantly from period to period. Operating results will depend on, among other factors, the timing and success of new product launches, the timing of expenses, continued funding from our collaboration partners, and the timing and progression of research, development, marketing and sales activities. We may experience significant fluctuations in cost reimbursement revenue, revenue from licenses of technology and contract manufacturing revenue. Cost reimbursement revenue will vary depending upon the continued progression of clinical trial and development activities, the cost of marketing and sales activities, and our level of participation in those activities. Revenue from licenses of technology will vary as a result of the timing of milestone payments and changes in estimated total development costs, which depend on the success of clinical trials and other development efforts. Contract manufacturing revenue may fluctuate depending upon our needs to manufacture our own internal product candidates and our ability to attract third parties to utilize any remaining manufacturing capacity. In addition, significant changes in joint venture collaboration activities, which are subject to the oversight of both parties, could cause the amount of affiliate losses to fluctuate from period to period.

Cialis – Our First Approved Product

     Lilly ICOS began selling Cialis in the European Union in January 2003. Cialis is currently available, by prescription, in pharmacies across Europe. Cialis is also available in several countries outside of North America and the European Union, in which markets Lilly has exclusive rights and pays royalties to Lilly ICOS equal to 20% of net sales.

Product Candidates in Clinical Development

     Cialis (tadalfil)

     In June 2001, Lilly ICOS submitted a New Drug Application to the FDA seeking marketing approval of Cialis for the treatment of erectile dysfunction. In April 2002, Lilly ICOS received an “approvable” letter from the FDA indicating the FDA is prepared to approve the application upon the satisfaction of conditions specified in the letter. Those conditions are the successful completion of clinical pharmacology studies, labeling discussions and successful resolution of matters related to Lilly’s manufacturing facilities. A U.S. regulatory decision for Cialis is projected to occur in the second half of 2003, with product launch anticipated to occur shortly after approval. Lilly ICOS has also initiated a Phase 2 clinical program evaluating tadalafil for the treatment of diabetic gastroparesis, a condition that results in delayed emptying of stomach contents, nausea, vomiting and discomfort in patients with diabetes.

     Other

     We also continue clinical development of our earlier-stage product candidates:

•	IC747 — In March 2003, administration of IC747 to patients was completed in a Phase 2a clinical trial. The purpose of the clinical trial was to evaluate the tolerability and pharmacokinetics of IC747 in patients with moderate to severe psoriasis. Analysis of data from this clinical study is in process and is expected to be completed during the 2003 second quarter. IC747 is being developed in a collaboration with Biogen.

•	RTX™ (resiniferatoxin) — In January 2003, we initiated a Phase 2 clinical trial with RTX, a product candidate being developed for the possible treatment of interstitial cystitis, a chronic condition associated with bladder pain, urinary urgency and other symptoms.

•	IC14 — We continue to enroll patients in a Phase 2 clinical trial with IC14, a monoclonal antibody being evaluated as a potential treatment for patients with sepsis resulting from community acquired pneumonia.

•	IC485 — We are continuing to evaluate IC485 for entry into Phase 2 clinical trials. IC485 is a small molecule PDE4 inhibitor for the possible treatment of patients with chronic obstructive pulmonary disease.

     In January 2003, we announced that joint development of the endothelin receptor antagonist program, through ICOS-TBC, would not continue. All research and development costs of ICOS-TBC were charged to expense as incurred. Texas Biotechnology agreed to be responsible for all costs and expenses of ICOS-TBC incurred subsequent to December 31, 2002. On April 22, 2003, ICOS entered into an agreement whereby Texas Biotechnology acquired all of our interests in ICOS-TBC for $10.0 million, with $4.0 million paid on that date and the balance payable, with interest, in two installments over an 18-month period. The installment payments and interest are secured by an irrevocable standby letter of credit from a major U.S. bank. In the second quarter of 2003, our results of operations will include a gain of $10.0 million from this transaction.

Critical Accounting Policies

     Our critical accounting policies and estimates have not changed, and are identified and discussed in our Annual Report on Form 10-K for the year ended December 31, 2002. They include revenue recognition, accounting for our share of the operating results of our unconsolidated affiliates, and estimating expenses from contracted research and clinical trial activities conducted by various third parties.

Results of Operations

     Revenue

     Revenue for the first quarter of 2003 was $7.1 million, compared to $22.5 million for the first quarter of 2002.

     First quarter 2003 collaboration revenue from related parties (“cost reimbursement revenue”) totaled $5.3 million, compared to $19.4 million in the first quarter of 2002. Cost reimbursement revenue declined in the first quarter of 2003 as a result of our decisions, announced in December 2002 and January 2003, respectively, to terminate the Pafase development program and to conclude our participation in the endothelin receptor antagonist collaboration with Texas Biotechnology.

     Revenue from licenses of technology was $0.6 million in the first quarter of 2003, compared to $1.4 million in the first quarter of 2002. By year-end 2002, we had recognized, as revenue, substantially all technology license fees and milestones received in connection with the development of Cialis and Pafase. Accordingly, technology license fee revenue in the first quarter of 2003 is primarily related to our collaboration with Biogen.

     Operating Expenses

     Total operating expenses were $30.4 million in the first quarter of 2003, compared to $40.4 million in the first quarter of 2002.

     Research and development expenses decreased $8.1 million from the first quarter of 2002, to $27.3 million in the first quarter of 2003. The decrease was due to the discontinuation of activities associated with the Pafase and endothelin receptor antagonist programs, partially offset by increased costs related to the progression of development activities for our clinical product candidates.

     Marketing and selling expenses decreased $2.2 million from the first quarter of 2002, to $0.9 million in the first quarter of 2003. Expenses in the first quarter of 2002 included start-up costs associated with the development of sales and marketing capabilities in anticipation of a U.S. regulatory decision for Cialis, which was subsequently delayed and is now anticipated in the second half of 2003.

     General and administrative expenses were $2.1 million in the first quarter of 2003, compared to $1.8 million in the first quarter of the prior year. General and administrative expenses, for both years, consisted primarily of costs associated with corporate support functions, general management and other activities not directly associated with research and development or marketing and sales efforts.

     Equity in Losses of Affiliates

     In the first quarter of 2003, we recognized $21.5 million in net losses related to our equity interests in affiliates, compared to $24.7 million in the first quarter of 2002.

     Our 50% share of Lilly ICOS losses increased $7.3 million from the first quarter of 2002, to $21.5 million in the first quarter of 2003, primarily reflecting sales and marketing activities associated with the commercial launch of Cialis in the European Union. See “Lilly ICOS Results” later herein for additional information.

     During the first quarter of 2002, we recognized $8.0 million in losses related to our equity interest in Suncos. Upon discontinuation of the Pafase program, in December 2002, Suncos accrued estimated close-out costs, primarily associated with the program’s clinical and manufacturing activities. In the first quarter of 2003, no adjustments to those estimated costs were necessary.

     We recognized $2.5 million in losses related to our equity interest in ICOS-TBC during the first quarter of 2002. In connection with Texas Biotechnology’s assumption of all ongoing activities related to the endothelin receptor antagonist program, Texas Biotechnology agreed to be responsible for all costs and expenses incurred subsequent to December 31, 2002.

     Interest and Other Income

     Interest and other income was $3.7 million in the first quarter of 2003, compared to $3.3 million in the first quarter of 2002. The increase primarily reflects gains realized in connection with a decision to reduce the average maturity of our investment portfolio near the end of the 2003 first quarter, partially offset by the impact of both lower average invested balances and lower average interest rates.

     Income Tax Recovery

     In the first quarter of 2003, we recognized a $0.6 million benefit from a claim to recover federal alternative minimum income taxes paid for the year ended December 31, 1998.

     Net Loss

     We reported a net loss of $40.5 million ($0.65 per share) for the three months ended March 31 2003, compared to a net loss of $39.2 million ($0.65 per share) for the three months ended March 31, 2002.

     Lilly ICOS Results

     Total revenue was $17.6 million in the first quarter of 2003, consisting of $16.6 million in net sales of Cialis in the European Union, including initial stocking by wholesalers and pharmacies, and $1.0 million in royalties from Lilly.

     Total expenses were $60.7 million for the three months ended March 31, 2003, compared to $28.5 million for the three months ended March 31, 2002. Cost of sales totaled $1.6 million in the first quarter of 2003, including royalties payable by Lilly ICOS equal to 5% of its net product sales. Research and development expenses increased $6.2 million from the first quarter of 2002, to $18.2 million in the first quarter of 2003. The increase primarily reflects the initiation of local clinical trials in Europe and additional testing required by the FDA. Selling, general and administrative expenses increased $24.4 million over the prior year quarter, to $40.9 million for the three months ended March 31, 2003. This increase primarily reflects sales and marketing costs associated with and subsequent to the commercial launch of Cialis in the European Union.

     For the three months ended March 31, 2003, Lilly ICOS reported a net loss of $43.1 million, compared to a net loss of $28.5 million for the three months ended March 31, 2002.

Liquidity and Capital Resources

     At March 31, 2003, we had cash, cash equivalents, investment securities and associated interest receivable of $307.6 million, compared to $354.0 million at December 31, 2002.

     We used $23.9 million in cash for operating activities during the first quarter of 2003, compared to $23.3 million during the first quarter of 2002.

     We generated $73.3 million in cash from investing activities during the first quarter of 2003, compared to using $35.0 million in the first quarter of 2002. Cash generated from investing activities in the first quarter of 2003 included a $96.2 million net decrease in our investment portfolio, compared to $17.5 million net increase in our investment portfolio during the first quarter of 2002. The decrease in our investment portfolio in 2003 primarily reflects a decision to reduce the average maturity of our investments near the end of the quarter. The 2002 increase in our investment portfolio primarily reflects the conversion of cash equivalents held at the end of the prior year into investments with slightly longer maturities. Investing outflows in the first quarter of 2003 included $22.1 million of affiliate capital contributions, compared to $15.6 million of affiliate capital contributions in the first quarter of 2002. The 2003 increase in affiliate capital contributions reflects our share of the funding of higher Lilly ICOS operating losses, primarily due to sales and marketing expenses associated with the European commercial launch of Cialis, and research and development costs associated with seeking regulatory approval in the U.S. and other countries.

     We generated $3.1 million in cash from financing activities in the first quarter of 2003, compared to $6.9 million in the first quarter of 2002. Proceeds from stock options and warrants totaled $1.1 million in the first quarter of 2003, for 0.2 million shares of our common stock, compared to $4.5 million in the first quarter of 2002, for 0.5 million shares of our common stock. The 2002 proceeds included $2.2 million from the exercise of Series A and Series B warrants to purchase 0.2 million shares of our common stock. Financing cash inflows for the first quarter of 2003 and 2002 also included $2.1 and $2.4 million, respectively, in borrowings under our line of credit with Biogen, all of which have been forgiven upon the achievement of clinical milestones. Some or all of future loans from Biogen, of up to an additional $7.9 million as of March 31, 2003, may also be forgiven upon the achievement of development milestones.

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

     We have engaged in collaborations and joint development agreements with other parties where the capabilities and strategies of the other parties complement ours. Although corporate collaborations, partnerships and joint ventures have provided cost reimbursement revenue to us in the past, we cannot assure you that this type of revenue will be available to us in the future. Substantially all of our cost reimbursement revenue to date has been for reimbursement of the cost of research and development services that we provided. In the future, collaborative revenue is also expected to include reimbursement of the cost of marketing and sales services that we expect to provide related to product commercialization.

     We intend to expand our operations and hire the personnel necessary to commercialize Cialis in North America and continue development of our current portfolio of product candidates in clinical trials, as well as to continue discovery and preclinical research to identify additional product candidates. We also intend to continue to engage in pre-marketing activities necessary to bring our product candidates to market and to establish marketing and selling capabilities for product candidates ready for commercialization. We anticipate that expansion of these activities will increase operating expenses in the future. Furthermore, we will need to make incremental expenditures for additional laboratory, production and office facilities to accommodate the activities and personnel associated with these increased development and commercialization efforts.

     We anticipate that our existing cash and cash equivalents, investment securities, interest income from our investments, cash flow from other operating activities, including anticipated payments from Lilly ICOS, cash flow from potential future collaborations and from Texas Biotechnology, and the line of credit available to us under an agreement with Biogen, will be sufficient to fund operations for approximately two years from December 31, 2002. There is a reasonable likelihood that we will seek additional financing during the next year or so. Additional financing may not be available when we need it or may be unavailable on acceptable terms. If we are unable to raise additional funds when we need them, we may be required to delay, scale back or eliminate expenditures for some of our development programs or grant rights to third parties to develop and market product candidates that we would prefer to develop and market on our own.

Legal Proceedings

     In October 2002, Pfizer Inc., Pfizer Limited, and Pfizer Ireland Pharmaceuticals filed a patent infringement lawsuit against ICOS, Lilly ICOS, and Lilly in the United States District Court for the District of Delaware. The complaint alleges that the intended and imminent use, offering for sale, selling, manufacture, or importing into the United States upon FDA approval of Cialis for the treatment of erectile dysfunction by ICOS, Lilly ICOS and Lilly will constitute infringement of plaintiffs’ U.S. Patent No. 6,469,012. The plaintiffs seek a judgment declaring that the defendants’ using, selling, offering for sale, making or importing of Cialis for the treatment of erectile dysfunction will infringe this patent. The plaintiffs also seek a permanent injunction, attorneys’ fees, costs and expenses. In January 2003, we filed an answer denying the central allegations of plaintiffs’ complaint and setting forth various affirmative defenses. Litigation is inherently unpredictable and the eventual outcome in a particular case is impossible to determine in advance. We believe that Pfizer’s suit lacks merit and intend to vigorously pursue our various defenses. If Pfizer were to prevail, however, we might be subject to substantial damages, prohibited from marketing Cialis for the treatment of erectile dysfunction in the United States, or required to enter into a licensing agreement to market Cialis in the United States. Any such adverse result could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

     At March 31, 2003, our financial instruments consist principally of cash, cash equivalents and marketable investment securities. We do not use derivative financial instruments in our investment portfolio. Our exposure to market risk for changes in interest rates relates primarily to our marketable investment securities. Because of the relatively short maturities of our investments, we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments.

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

There were no reports on Form 8-K filed during the three months ended March 31, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICOS CORPORATION

Date: April 30, 2003	By:	/S/ MICHAEL A. STEIN

Michael A. Stein
Vice President and Chief Financial Officer
(Principal Financial Officer)

CERTIFICATIONS

I, Paul N. Clark, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of ICOS Corporation;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 30, 2003

By:	/S/ PAUL N. CLARK Paul N. Clark
Chairman of the Board of Directors,
Chief Executive Officer and President

CERTIFICATIONS

I, Michael A. Stein, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of ICOS Corporation;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 30, 2003

By:	/S/ MICHAEL A. STEIN

Michael A. Stein
Vice President and Chief Financial Officer