Form 10-Q
period 2003-06-30
ICOS CORP / DE
filed 2003-08-05
CIK 874294

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-19171

ICOS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	91-1463450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22021 20th Avenue S.E., Bothell, WA	98021
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at June 30, 2003
Common Stock, $0.01 par value	62,562,283

ICOS CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

PART 1.    Financial Information

ITEM 1.    Financial Statements

ICOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Collaboration revenue from related parties	$2,642	$17,909	$7,990	$37,265
Licenses of technology	21,343	634	21,976	2,014
Contract manufacturing	2,722	3,432	3,822	5,232

Total revenue	26,707	21,975	33,788	44,511

Operating expenses:
Research and development	27,105	35,248	54,393	70,646
Marketing and selling	1,233	2,780	2,154	5,938
General and administrative	2,214	2,087	4,355	3,896

Total operating expenses	30,552	40,115	60,902	80,480

Operating loss	(3,845)	(18,140)	(27,114)	(35,969)
Other income (expense):
Equity in losses of affiliates	(20,045)	(25,277)	(41,592)	(50,001)
Gain on sale of partnership interests	10,000	—	10,000	—
Interest and other income	2,342	3,012	6,054	6,345

Loss before income taxes	(11,548)	(40,405)	(52,652)	(79,625)
Income tax recovery	—	—	612	—

Net loss	$(11,548)	$(40,405)	$(52,040)	$(79,625)

Net loss per common share – basic and diluted	$(0.19)	$(0.66)	$(0.84)	$(1.31)

Weighted average common shares outstanding – basic and diluted	62,401	61,148	62,288	60,586

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	(in thousands)
	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$343,154	$40,450
Investment securities, at market value	120,678	159,680
Interest receivable	3,027	5,099
Receivables from affiliates	7,852	7,959
Current portion of note receivable	4,000	—
Other	5,450	2,652

Total current assets	484,161	215,840
Investment securities, at market value	46,648	148,796
Property and equipment, net	18,510	20,209
Note receivable	2,000	—
Deferred financing costs and other	8,432	815

	$559,751	$385,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payables and accruals	$18,941	$25,985
Due to affiliates	19,502	25,012
Deferred revenue	1,400	2,305

Total current liabilities	39,843	53,302
Deferred revenue	—	14,726
Convertible subordinated debt	250,000	—
Stockholders’ equity:
Common stock	626	621
Additional paid-in capital	783,209	777,697
Accumulated other comprehensive income	2,079	3,280
Accumulated deficit	(516,006)	(463,966)

Total stockholders’ equity	269,908	317,632

	$559,751	$385,660

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	(in thousands)
	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(52,040)	$(79,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,944	2,718
Gain on sale of investment securities, net	(1,290)	(139)
Amortization of investment premiums, net	3,118	2,476
Gain on sale of partnership interests	(10,000)	—
Equity in losses of affiliates	41,592	50,001
Revenue from licenses of technology in excess of cash received	(21,976)	(2,014)
Other	380	87
Change in operating assets and liabilities:
Receivables	445	(13,948)
Other assets	(1,048)	(107)
Payables and accruals	(5,007)	(194)

Net cash used in operating activities	(42,882)	(40,745)

Cash flows from investing activities:
Purchases of investment securities	(22,678)	(195,982)
Maturities of investment securities	71,991	64,495
Sales of investment securities	88,991	62,001
Acquisitions of property and equipment	(1,245)	(4,392)
Proceeds from sale of partnership interests	4,000	—
Investments in affiliates	(47,102)	(36,706)

Net cash provided by (used in) investing activities	93,957	(110,584)

Cash flows from financing activities:
Proceeds from stock options and warrants	5,121	21,285
Borrowings under line of credit	4,308	4,115
Net proceeds from issuance of convertible subordinated debt	242,200	—

Net cash provided by financing activities	251,629	25,400

Net increase (decrease) in cash and cash equivalents	302,704	(125,929)
Cash and cash equivalents, beginning of period	40,450	260,905

Cash and cash equivalents, end of period	$343,154	$134,976

Supplemental disclosure of cash flow information:
Debt forgiven upon achievement of clinical milestone	$5,294	$674

Note receivable from sale of partnership interests	$6,000	$—

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

In our opinion, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary to present fairly our financial position as of June 30, 2003 and December 31, 2002, and our results of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

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

Had we determined compensation cost based on the fair value of our stock options on the grant date under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” our net loss and net loss per share would have been the pro forma amounts indicated as follows:

	(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss:
As reported	$(11,548)	$(40,405)	$(52,040)	$(79,625)
Add: Stock based employee compensation expense included in reported net loss	69	—	138	—
Deduct: Stock based employee compensation expense determined under fair value based method for all awards	(11,279)	(9,430)	(22,843)	(18,042)

Pro forma	$(22,758)	$(49,835)	$(74,745)	$(97,667)

Net loss per share — basic and diluted:
As reported	$(0.19)	$(0.66)	$(0.84)	$(1.31)

Pro forma	$(0.36)	$(0.81)	$(1.20)	$(1.61)

The per share weighted-average grant date fair value of stock options awarded during the three and six months ended June 30, 2003, was $18.84 and $17.16, respectively, and $16.09 and $26.88, respectively, during the three and six months ended June 30, 2002. Amounts were determined using the Black-Scholes option pricing model based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.1%	4.9%	3.2%	4.8%
Expected volatility	68.8%	68.8%	68.5%	68.8%
Expected life in years	6.5	6.3	6.4	6.3

2. Revenue from Collaborations and Licenses of Technology, and Equity in Losses of Affiliates

The following tables summarize our revenue from collaborations with related parties and licenses of technology, and equity in losses of affiliates for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Collaboration revenue from related parties:
Lilly ICOS LLC (“Lilly ICOS”)	$2,210	$1,579	$4,263	$2,940
Suncos Corporation (“Suncos”)	269	12,918	2,327	26,807
ICOS-Texas Biotechnology L.P. (“ICOS-TBC”)	163	3,412	1,400	7,518

	$2,642	$17,909	$7,990	$37,265

Licenses of technology:
Lilly ICOS	$—	$83	$31	$706
ICOS Clinical Partners, L.P.	—	315	—	742
Biogen, Inc. (“Biogen”)	21,343	236	21,945	566

	$21,343	$634	$21,976	$2,014

Equity in losses of affiliates:
Lilly ICOS	$(20,045)	$(17,003)	$(41,592)	$(31,233)
Suncos	—	(6,317)	—	(14,301)
ICOS-TBC	—	(1,957)	—	(4,467)

	$(20,045)	$(25,277)	$(41,592)	$(50,001)

In June 2003, we announced that our LFA-1 antagonist program with Biogen would be concluded and that we were reacquiring sole development rights to the program. During the second quarter, we recognized as revenue, all remaining deferred upfront fees and forgiven loans received from Biogen under the collaboration arrangement.

3.	Affiliate Operating Results

Lilly ICOS

Lilly ICOS, our 50/50 owned joint venture with Eli Lilly and Company (“Lilly”), began selling its first commercial product, Cialis® (tadalafil), for the treatment of erectile dysfunction, in the European Union in January 2003. Cialis is now marketed in approximately 40 countries and is available, by prescription, in pharmacies on five continents. Lilly has exclusive rights to market Cialis in territories outside of North America and the European Union and pays royalties to Lilly ICOS equal to 20% of net sales in those territories.

The following table summarizes the operating results of Lilly ICOS for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Product sales, net	$21,853	$—	$38,468	$—
Royalties	3,115	—	4,090	—

Total revenue	24,968	—	42,558	—

Cost of sales	2,170	—	3,774	—
Research and development:
Lilly	15,654	11,138	32,100	21,977
ICOS	1,855	1,249	3,628	2,433
Selling, general and administrative:
Lilly	45,024	21,314	85,606	37,536
ICOS	355	305	635	520

Total expenses	65,058	34,006	125,743	62,466

Net loss	$(40,090)	$(34,006)	$(83,185)	$(62,466)

Suncos

For the three and six months ended June 30, 2002, Suncos incurred $12.6 million and $28.6 million, respectively, of operating losses related to the development of Pafase® (rPAF-AH). In December 2002, the Pafase development program was discontinued after an interim analysis did not demonstrate clinical benefit in a Phase 3 study for severe sepsis. Upon discontinuation of the Pafase program, Suncos accrued estimated close-out costs, primarily associated with the program’s clinical and manufacturing activities. No adjustments to those estimated costs were necessary in the first six months of 2003.

ICOS-TBC

For the three and six months ended June 30, 2002, ICOS-TBC incurred $3.9 million and $8.9 million, respectively, of operating losses related to its endothelin receptor antagonist research and development program. In January 2003, we announced that joint development of endothelin receptor antagonists, through ICOS-TBC, would not continue. Encysive Pharmaceuticals Inc. (“Encysive,” formerly Texas Biotechnology Corporation) agreed to be responsible for all costs and expenses of ICOS-TBC incurred subsequent to December 31, 2002. On April 22, 2003, Encysive acquired all of our interests in ICOS-TBC for $10.0 million, with $4.0 million paid on that date and the balance payable, with interest, over an 18-month period. Future payments due from Encysive are secured by an irrevocable standby letter of credit from a major U.S. bank. In the second quarter of 2003, our other income includes a gain of $10.0 million from this transaction.

4.	Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(11,548)	$(40,405)	$(52,040)	$(79,625)
Unrealized holding gains (losses) on securities arising during the period	(383)	1,529	(256)	536
Reclassification adjustment for gains included in net loss	—	(30)	(945)	(237)

Comprehensive loss	$(11,931)	$(38,906)	$(53,241)	$(79,326)

5.	Net Loss per Common Share

Net loss per common share is calculated using the weighted-average number of common shares outstanding during the period. For the three and six months ended June 30, 2003, options to acquire 10.7 million shares of common stock, warrants to acquire 7.4 million shares of common stock, and 4.1 million shares of common stock issuable upon the conversion of convertible debt, were excluded from the computation of net loss per common share because their impact would be antidilutive. For the three and six months ended June 30, 2002, options to acquire 9.0 million shares of common stock, and warrants to acquire 7.4 million shares of common stock, were excluded from the computation of net loss per common share because their impact would be antidilutive.

6.	Convertible Subordinated Notes

On June 20, 2003, we completed a private offering of $250.0 million of convertible subordinated notes, which accrue interest at 2% per annum, payable semiannually each January and July 1. On July 18, 2003, the initial purchasers exercised, in part, their option to purchase additional convertible subordinated notes in the principal amount of $28.7 million. The notes will mature on July 1, 2023. We incurred approximately $8.7 million of costs, in connection with the issuance of the notes, which have been deferred and will be amortized over the term of the notes. The notes are unsecured, subordinated to any senior indebtedness, and convertible, at the option of the holder, into ICOS common stock at a conversion price of $61.50 per share, subject to adjustment in certain circumstances. Note holders may require us to purchase, for cash, all or a portion of their notes on July 1, 2010, 2013 or 2018 at a price equal to the principal amount of the notes being repurchased. We may redeem all or a portion of the notes, at par, for cash at any time on or after July 5, 2010. The net proceeds of the offering are expected to be used to fund costs associated with the anticipated U.S. commercial launch of Cialis, research and development activities, working capital and other general corporate purposes.

In connection with the notes offering, ICOS entered into a registration rights agreement (“Agreement”) with the representatives of the initial purchasers. Under the terms of the Agreement, ICOS is required to use best efforts to file a registration statement to register the resale of the notes sold in the offering, and the shares issuable upon conversion of the notes, within 90 days after closing. ICOS has agreed to use best efforts to cause the registration statement to become effective as soon as possible, but not later than 180 days after closing.

7.	Legal Proceedings

In October 2002, Pfizer Inc., Pfizer Limited, and Pfizer Ireland Pharmaceuticals filed a patent infringement lawsuit against ICOS, Lilly ICOS, and Lilly in the United States District Court for the District of Delaware. The complaint alleges that the intended and imminent use, offering for sale, selling, manufacture, or importing into the United States upon U.S. Food and Drug Administration (“FDA”) approval of Cialis for the treatment of erectile dysfunction by ICOS, Lilly ICOS and Lilly will constitute infringement of plaintiffs’ U.S. Patent No. 6,469,012. The plaintiffs seek a judgment declaring that the defendants’ using, selling, offering for sale, making or importing of Cialis for the treatment of erectile dysfunction will infringe this patent. The plaintiffs also seek a permanent injunction, attorneys’ fees, costs and expenses. In January 2003, we filed an answer denying the central allegations of plaintiffs’ complaint and setting forth various affirmative defenses. Litigation is inherently unpredictable and the eventual outcome in a particular case is impossible to determine in advance. We believe that Pfizer’s suit lacks merit and intend to vigorously pursue our various defenses. If Pfizer were to prevail, however, we might be subject to substantial damages, prohibited from marketing Cialis for the treatment of erectile dysfunction in the United States, or required to enter into a licensing agreement to market Cialis in the United States. Any such adverse result could have a material adverse effect on our business, financial condition, results of operations and cash flows.

8.	New Accounting Standard

In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF 00-21 did not have a material impact on our consolidated financial statements.

ITEM 2.     Management’s Discussion and Analysis of Results of Operations and Financial Condition

Risks and Uncertainties

The discussion and analysis in this report contain forward-looking statements based on current expectations that are subject to risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” or “will” or the negative of those terms or comparable terminology. Our actual results and the timing of events could differ materially from those anticipated or implied by the forward-looking statements discussed herein as a result of various factors. Factors that could cause or contribute to such differences include risks associated with clinical development, regulatory approvals, manufacturing, collaboration arrangements with affiliates and third parties, liquidity, product commercialization, intellectual property claims, litigation and other risks discussed within this report. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under the caption “Risk Factors” of this report. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

Overview

ICOS is a product-driven company that has expertise in both protein-based and small molecule therapeutics. We combine our capabilities in molecular, cellular and structural biology, high throughput drug screening, medicinal chemistry and gene expression profiling to develop highly innovative products expected to have significant commercial potential. We apply our integrated approach to erectile dysfunction and other urologic disorders, and sepsis and other inflammatory diseases. Our strategy targets multiple therapeutic areas with drugs that act through distinct molecular mechanisms, increasing opportunities to market breakthrough products.

We have established collaborations with pharmaceutical and biotechnology companies to enhance our internal development capabilities and to offset a substantial portion of the financial risk of developing our product candidates. At the same time, we maintain substantial rights to the product candidates covered by these collaborations, which provide us the opportunity to participate in a significant portion of the potential economic benefit from successful development and commercialization. Our most significant ongoing collaboration is with Lilly.

General

Our results of operations may vary significantly from period to period. Operating results will depend on, among other factors, the timing and success of new product launches, the timing of expenses, continued funding by collaboration partners, and the timing and progression of research, development, marketing and sales activities. We may experience significant fluctuations in cost reimbursement revenue, revenue from licenses of technology and contract manufacturing revenue. Cost reimbursement revenue will vary depending upon the extent and timing of research and development collaboration activities, the progression of clinical trial and development activities, the cost of marketing and sales activities, and our level of participation in those activities. Revenue from licenses of technology will vary as a result of the timing of milestone payments and changes in estimated total development costs, which depend on the success of clinical trials and other development efforts. Contract manufacturing revenue may fluctuate depending upon our needs to manufacture our own internal product candidates and our ability to attract third parties to utilize any remaining manufacturing capacity. Significant changes in joint venture collaboration activities, which are subject to the oversight of both parties, could cause the amount of affiliate losses to fluctuate from period to period.

Cialis – Our First Approved Product

Cialis is now marketed in approximately 40 countries and is available, by prescription, in pharmacies on five continents. Lilly ICOS markets Cialis in the European Union and expects to do so in North America following receipt of necessary regulatory approvals. Lilly has exclusive rights to market Cialis in territories outside of North America and the European Union and pays royalties to Lilly ICOS equal to 20% of net sales in those territories.

Product Candidates in Clinical Development

Cialis (tadalafil)

Cialis continues to progress through the regulatory process in the United States. During the second quarter of 2003, Lilly ICOS submitted a complete response to the FDA’s April 2002 approvable letter regarding Cialis. Lilly ICOS continues to expect a U.S. regulatory decision regarding Cialis late in 2003, following the FDA’s review of the additional data, approval of Lilly’s manufacturing facilities and completion of labeling discussions. Product launch is anticipated to occur shortly after approval. Lilly ICOS also has ongoing programs to evaluate tadalafil as a potential treatment for other medical conditions.

Other

We continue clinical development of our other clinical product candidates:

•	RTX™ (resiniferatoxin) — We continue to enroll patients in a Phase 2 clinical trial with RTX, a product candidate being developed for the possible treatment of interstitial cystitis, a chronic condition associated with bladder pain, urinary urgency and other symptoms.

•	IC14 — We continue to enroll patients in a Phase 2 clinical trial with IC14, a monoclonal antibody being evaluated as a potential treatment for patients with sepsis resulting from community acquired pneumonia.

•	IC485 — We plan to enter into Phase 2 clinical trials with IC485, later in 2003, for the possible treatment of chronic obstructive pulmonary disease. IC485 is a small molecule inhibitor of the type 4 phosphodiesterase enzyme.

In January 2003, we announced that joint development of the endothelin receptor antagonist program, through ICOS-TBC, would not continue. On April 22, 2003, Encysive acquired all of our interests in ICOS-TBC for $10.0 million, with $4.0 million paid on that date and the balance payable, with interest, over an 18-month period. Future payments due from Encysive are secured by an irrevocable standby letter of credit from a major U.S. bank. In the second quarter of 2003, our other income includes a gain of $10.0 million from this transaction.

During the second quarter of 2003, we announced that we will reacquire sole development rights to the LFA-1 antagonist program from Biogen. IC747, one of the LFA-1 antagonist compounds being evaluated, concluded a small exploratory Phase 2a clinical study in patients with psoriasis earlier in 2003. At this time, no further work on IC747 is anticipated. We now plan to focus our research on other, more potent LFA-1 antagonist compounds in preclinical development.

Critical Accounting Policies

Our critical accounting policies and the estimates that require our most difficult judgments are identified and discussed in our Annual Report on Form 10-K for the year ended December 31, 2002. They include revenue recognition, accounting for our share of the operating results of our unconsolidated affiliates, and estimating expenses from contracted research and clinical trial activities conducted by various third parties. During 2003, we have not identified any other critical accounting policies and have not changed the application of such policies. On an ongoing basis, we evaluate our accounting policies and estimates, and underlying assumptions and methodologies, in order to identify and address changes that may be appropriate in the circumstances. Our estimates are based on a number of factors, including historical and expected future experience, which are believed to be reasonable and appropriate in the circumstances. Estimates are inherently imprecise. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Revenue

Revenue for the second quarter of 2003 was $26.7 million, compared to $22.0 million for the second quarter of 2002. Revenue for the first six months of 2003 was $33.8 million, compared to $44.5 million for the first six months of 2002.

Collaboration revenue from related parties (“cost reimbursement revenue”) totaled $2.6 million in the second quarter of 2003, compared to $17.9 million in the second quarter of 2002, and was $8.0 million for the first six months of 2003, compared to $37.3 million for the first six months of 2002. The decrease in cost reimbursement revenue, for both the second quarter and year-to-date, reflect our decisions to terminate the Pafase development program and conclude our participation in the endothelin receptor antagonist collaboration with Encysive.

Revenue from licenses of technology was $21.3 million in the second quarter of 2003, compared to $0.6 million in the second quarter of 2002. For the first six months of 2003, revenue from licenses of technology was $22.0 million compared to $2.0 million in the same period of the prior year. By year-end 2002, we had recognized, as revenue, substantially all technology license fees and milestones received in connection with the development of Cialis and Pafase. Accordingly, technology license fee revenue, for both the second quarter and first six months of 2003, is primarily related to our collaboration with Biogen. All previously deferred upfront fees and forgiven loans, received from Biogen, were recognized as revenue, in the second quarter of 2003, in conjunction with the conclusion of our collaboration and our reacquisition of sole development rights to the LFA-1 antagonist program.

Operating Expenses

Total operating expenses were $30.6 million in the second quarter of 2003, compared to $40.1 million in the second quarter of 2002. Total operating expenses were $60.9 million in the first six months of 2003, compared to $80.5 million in the first six months of 2002.

Research and development expenses decreased $8.1 million from the second quarter of 2002, to $27.1 million in the second quarter of 2003. Research and development expenses decreased $16.3 million from the first six months of 2002, to $54.4 million in the first six months of 2003. These decreases were primarily due to the discontinuation of activities associated with the Pafase and endothelin receptor antagonist programs, partially offset by increased costs related to the progression of development activities for our clinical product candidates RTX and IC14.

Marketing and selling expenses decreased $1.5 million from the second quarter of 2002, to $1.2 million in the second quarter of 2003, and decreased $3.8 million from the first six months of 2002, to $2.2 million in the first six months of 2003. The decreases were primarily due to start-up expenses, in 2002, associated with the development of sales and marketing capabilities in anticipation of a U.S. regulatory decision for Cialis.

General and administrative expenses were $2.2 million in the second quarter of 2003, compared to $2.1 million in the second quarter of the prior year, and $4.4 million in the first six months of 2003, compared to $3.9 million in the first six months of 2002. General and administrative expenses, for both years, consist primarily of costs associated with corporate support functions, general management and other activities not directly associated with research and development or marketing and sales efforts.

Equity in Losses of Affiliates

In the 2003 second quarter, we recognized our $20.0 million share of net losses of affiliates, compared to $25.3 million in the second quarter of 2002. For the first six months of 2003, we recognized $41.6 million in affiliate losses, compared to $50.0 million in the first six months of 2002.

Our 50% share of Lilly ICOS’ losses increased $3.0 million from the second quarter of 2002, to $20.0 million in the second quarter of 2003. For the first six months of 2003, our share of Lilly ICOS’ losses increased $10.4 million, compared to the first six months of 2002. These increases primarily reflect sales and marketing activities associated with commercialization of Cialis in the European Union. See “Lilly ICOS Results of Operations” later herein for additional information.

During the three and six months ended June 30, 2002, we recognized $6.3 million and $14.3 million, respectively, in losses related to our equity interest in Suncos. Upon discontinuation of the Pafase program, in December 2002, Suncos accrued estimated close-out costs, primarily associated with the program’s clinical and manufacturing activities. No adjustments to those estimated costs were necessary in the first six months of 2003.

During the three and six months ended June 30, 2002, we recognized $2.0 million and $4.5 million, respectively, in losses related to our equity interest in ICOS-TBC. Encysive agreed to be responsible for all costs and expenses incurred by ICOS-TBC subsequent to December 31, 2002.

Gain on Sale of Interest in ICOS-TBC

In the second quarter of 2003, we recognized a $10.0 million gain upon the sale of our partnership interests in ICOS-TBC to Encysive.

Interest and Other Income

Interest and other income were $2.3 million in the second quarter of 2003, compared to $3.0 million in the second quarter of 2002. Interest and other income were $6.1 million in the first six months of 2003, compared to $6.3 million in the first six months of the prior year. The decreases, for both the quarter and year-to-date, primarily reflect the impact of both lower average invested balances and lower average interest rates in the current year. Interest and other income for the first six months of 2003 include approximately $1.2 million in gains realized in connection with a decision to reduce the average maturity of our investment portfolio in March 2003.

Lilly ICOS Results of Operations

Second Quarter

For the three months ended June 30, 2003, Lilly ICOS reported a net loss of $40.1 million, compared to a net loss of $34.0 million for the three months ended June 30, 2002.

Total revenue was $25.0 million in the second quarter of 2003, consisting of $21.9 million of product sales of Cialis in the European Union, and $3.1 million in royalties from Lilly.

Total expenses were $65.1 million for the three months ended June 30, 2003, compared to $34.0 million for the three months ended June 30, 2002. Cost of sales totaled $2.2 million in the second quarter of 2003, including royalties payable to a third party equal to 5% of Lilly ICOS’ net product sales. Research and development expenses increased $5.1 million from the second quarter of 2002, to $17.5 million in the second quarter of 2003. The increase primarily reflects incremental costs related to patent litigation, local clinical trials in Europe and clinical pharmacology studies required by the FDA. Selling, general and administrative expenses increased $23.8 million over the prior year quarter, to $45.4 million for the three months ended June 30, 2003. This increase primarily reflects sales and marketing costs associated with the commercialization of Cialis in the European Union.

Year-to-Date

For the six months ended June 30, 2003, Lilly ICOS reported a net loss of $83.2 million, compared to a net loss of $62.5 million for the six months ended June 30, 2002.

Total revenue was $42.6 million for the first six months of 2003, consisting of $38.5 million of product sales of Cialis in Europe and $4.1 million in royalties from Lilly.

Total expenses were $125.7 million for the six months ended June 30, 2003, compared to $62.5 million for the six months ended June 30, 2002. The increase primarily reflects sales and marketing costs associated with the commercialization of Cialis in the European Union and incremental costs related to patent litigation, local clinical trials in Europe and clinical pharmacology studies required by the FDA.

Liquidity and Capital Resources

At June 30, 2003, we had cash, cash equivalents, investment securities and associated interest receivable of $513.5 million, compared to $354.0 million at December 31, 2002. The increase primarily reflects net proceeds of $242.2 million received in June 2003 from the issuance of convertible subordinated notes, partially offset by cash used in operations.

We used $42.9 million in cash for operating activities during the first six months of 2003, compared to $40.7 million during the first six months of 2002.

We generated $94.0 million in cash from investing activities during the first six months of 2003, compared to using $110.6 million in the first six months of 2002. Cash generated from investing activities in the first six months of 2003 included a $138.3 million net decrease in our investment portfolio, compared to a $69.5 million net increase in our investment portfolio during the first six months of 2002. The decrease in our investment portfolio in 2003 primarily reflects a decision to reduce the average maturity of our investments near the end of the 2003 first quarter. The 2002 increase in our investment portfolio primarily reflects the conversion of cash equivalents held at the end of the prior year into investments with slightly longer maturities. Investing outflows during the first six months of 2003 included $47.1 million of affiliate capital contributions, compared to $36.7 million of affiliate capital contributions in the first six months of 2002. The 2003 increase in affiliate capital contributions primarily reflects our share of the funding of higher Lilly ICOS operating losses, including sales and marketing expenses associated with the European commercial launch of Cialis and research and development costs associated with seeking regulatory approval in the U.S. and other countries, partially offset by the discontinuation of activities associated with the Pafase and endothelin receptor antagonist programs. Current year cash inflows from investing activities also reflect $4.0 million in proceeds from the sale of our partnership interests in ICOS-TBC to Encysive during the 2003 second quarter.

We generated $251.6 million in cash from financing activities in the first six months of 2003, compared to $25.4 million in the first six months of 2002. Cash inflows from financing activities in 2003 included approximately $242.2 million of net proceeds from the private placement of convertible subordinated notes. Proceeds from stock options and warrants totaled $5.1 million in the first six months of 2003, for 0.5 million shares of our common stock, compared to $21.3 million in the first six months of 2002, for 2.2 million shares of our common stock. The 2002 proceeds included $17.4 million from the exercise of Series A warrants to purchase 1.8 million shares of our common stock. The Series A warrants were issued in 1997 and, if unexercised, expired on May 31, 2002. Financing cash inflows for the first six months of 2003 and 2002 also included $4.3 million and $4.1 million, respectively, in borrowings under our line of credit with Biogen, all of which have been forgiven.

Our future cash requirements will depend on various factors, many of which are beyond our control, including:

•	obtaining regulatory approval for Cialis, and the successful commercialization of Cialis, throughout the world, including territories where Lilly has exclusive marketing rights;

•	funding levels for research and development programs, including continued funding from our collaboration partners;

•	the results, timing and extent of clinical trials and preclinical studies;

•	the time and costs involved in filing and prosecuting patents and enforcing and defending patent claims;

•	the regulatory process in the U.S. and other countries;

•	acquisitions of products or technologies, if any;

•	relationships with research and development collaborators;

•	capital contributions to our affiliates;

•	competing technological and market development activities; and

•	the time and costs of manufacturing, scale-up and commercialization activities.

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

We intend to expand our operations and hire the personnel necessary to commercialize Cialis in North America and continue development of our current portfolio of product candidates in clinical trials, as well as to continue discovery and preclinical research to identify additional product candidates. We also intend to continue to engage in pre-marketing activities necessary to bring our product candidates to market and to establish marketing and selling capabilities for product candidates ready for commercialization. For example, we have recently initiated efforts to hire a sales force in anticipation of a U.S. regulatory decision regarding Cialis late in 2003. We anticipate that expansion of these marketing and sales activities will increase operating expenses in the future. Furthermore, we may need to make incremental expenditures for additional laboratory, production and office facilities to accommodate the activities and personnel associated with these increased development and commercialization efforts.

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

New Accounting Standard

In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF 00-21 did not have a material impact on our consolidated financial statements.

Risk Factors

ICOS operates in an environment that involves a number of risks and uncertainties. The risks and uncertainties described herein are not the only risks and uncertainties we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may impair our business operations. If any of the following risks actually occur, our business and operating results could be harmed. The risks described below also include a number of forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Related to Our Business

We have a history of losses and may never achieve profitability.

We have incurred significant operating losses since we began operations in 1990. As of June 30, 2003, we had an accumulated deficit of $516.0 million. We currently do not expect to achieve profitability on a quarterly basis for at least two to three years. Even if we do become profitable, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis. Sales of Cialis in Europe, which are reported by Lilly ICOS, began in late January 2003. Our operating losses have been increasing during the past several years and we anticipate that operating expenses will increase in the future as we continue development of our potential products, seek to obtain necessary regulatory approvals and manufacture and market these product candidates. We expect to incur substantial marketing and other costs related to commercializing Cialis in Europe and, if approved, in the United States. Even if we successfully develop products, we may be unable to generate significant revenues from those products to achieve and maintain profitability.

Our operating results are subject to fluctuations that may cause our stock price to decline.

Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenue is unpredictable and may fluctuate due to many factors, some of which we cannot control. For example, factors affecting our revenues presently or in the future could include:

•	timing of non-recurring license fees;

•	level of contract manufacturing activity;

•	achievement of milestones under new and existing license and collaborative agreements;

•	timing and success of product launches;

•	level of demand for our products;

•	changes in wholesaler buying patterns;

•	changes in reimbursement rates or policies;

•	government regulation;

•	changes in physician prescribing habits;

•	increased competition for new or existing products;

•	fluctuations in foreign currency exchange rates; and

•	changes in our product pricing strategies.

Revenue historically recognized under our prior collaborative agreements may not be an indicator of revenue from any future collaborations. In addition, our expenses are unpredictable and may fluctuate from quarter to quarter due to the timing of expenses, which may include payments owed by us under licensing or collaborative arrangements. We believe that quarter-to-quarter comparisons of our operating results are not a good indicator of our future performance and should not be relied upon to predict our future performance.

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

Our preclinical tests and clinical trials may fail to demonstrate the safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.

Successful development of pharmaceutical and biotechnology products is highly uncertain, and very few research and development projects produce a commercial product. Any failure or substantial delay in completing clinical trials for our product candidates may severely harm our business. We must subject our potential product candidates to extensive preclinical and clinical testing to demonstrate their safety and efficacy for humans before obtaining regulatory approval for the sale of any of such products. Clinical trials are expensive, time-consuming and may take years to complete. We may not complete preclinical tests and clinical trials of product candidates under development, and the results of the tests and trials may fail to demonstrate the safety or efficacy of such product candidates to the extent necessary to obtain regulatory approvals or to make commercialization of the product candidates worthwhile. At any time during these clinical trials, factors such as ineffectiveness of the product candidate, discovery of unacceptable toxicities or side effects, development of disease resistance or other physiological factors, or delays in patient enrollment, could cause us to interrupt, limit, delay or abort the development of these product candidates.

In addition, success in preclinical and early clinical trials does not ensure that late-stage or large-scale trials will succeed. Many companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in clinical trials, even after promising results had been obtained in earlier trials. We have stopped two of our late-stage Phase 3 clinical trials of product candidates following interim analyses: a Phase 3 trial of Pafase for the treatment of severe sepsis was stopped in late 2002 and a study of LeukArrest™ (rovelizumab) for the treatment of ischemic stroke was stopped in early 2000. Recently, the results of an exploratory clinical study conducted with IC747 for the treatment of psoriasis showed that the efficacy was insufficient to warrant further development.

We may at times elect to use clinical strategies with a relatively higher risk of failure to advance product candidates through clinical development as rapidly as possible. For example, we may commence clinical trials without conducting preclinical animal efficacy testing, or we may conduct late-stage trials based on limited early-stage data. As a result, we anticipate that only some of our product candidates may show safety and efficacy in clinical trials and many may encounter difficulties or delays during clinical development.

Government regulatory authorities may not approve our product candidates or may delay their approval.

Any failure to receive the regulatory approvals necessary to commercialize our product candidates, in particular Cialis, could cause our business to fail. Our product candidates are subject to extensive and rigorous government regulation. For example, the FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. Our products marketed abroad are also subject to extensive regulation by foreign governments. None of our product candidates has been approved for sale in the United States, and only Cialis has been approved for sale outside of the United States. In addition, we have only limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain such approvals.

The regulatory review and approval process, which includes preclinical studies and clinical trials of each product candidate, is lengthy, expensive and uncertain. To secure FDA approval, we must submit extensive preclinical and clinical data and supporting information to the FDA for each indication to establish the product candidate’s safety and efficacy. The approval process may take years to complete and may involve ongoing requirements for post-marketing studies. Any FDA or other regulatory approval of our product candidates, once obtained, may be withdrawn. The effect of government regulation may be to:

•	delay marketing potential products for a considerable period of time;

•	limit the indicated uses for which potential products may be marketed;

•	impose costly requirements on our activities; and

•	provide competitive advantage to other pharmaceutical and biotechnology companies.

In addition, regulatory compliance may prevent us from introducing new or improved products or may require us to stop marketing products. If we fail to comply with the laws and regulations pertaining to our business, we may be subject to sanctions, including the temporary or permanent suspension of operations, product recalls, marketing restrictions and civil and criminal penalties.

In June 2001, Lilly ICOS submitted a New Drug Application to the FDA for Cialis for the treatment of erectile dysfunction and, in April 2002, received an “approvable” letter from the FDA. The letter indicated that FDA approval for Cialis is conditional upon completion of additional pharmacology studies, labeling discussions and manufacturing inspections. During the second quarter of 2003, Lilly ICOS submitted a complete response to the FDA’s “approvable” letter. If the FDA finds that the additional required data are insufficient or if the FDA is unsatisfied with the manufacturing inspections, the FDA could require corrective action or additional data, which could further delay or prevent approval. For example, the FDA could require additional trials for Cialis that could require clinical testing in significantly more patients. Any additional trials could take years and require significant resources.

Even if Cialis is approved for commercial sale in the United States, we may be required to perform additional clinical trials or change the labeling of Cialis if we or others identify side effects after Cialis is on the market, which could harm sales of Cialis.

Even if Cialis is approved for commercial sale in the United States, if we or others identify side effects after Cialis is on the market, or if manufacturing problems occur:

•	regulatory approval may be withdrawn;

•	reformulation of the product, additional clinical trials, changes in labeling of the product or changes to or re-approvals of our or our partner’s manufacturing facilities may be required;

•	sales of Cialis may drop significantly;

•	our reputation in the marketplace may suffer; and

•	lawsuits, including class action suits, may be brought against us.

Any of the above occurrences could harm or prevent sales of Cialis or could increase the costs and expenses of commercializing and marketing Cialis.

We may be unable to establish sales and marketing capabilities necessary to successfully commercialize our potential products.

As a company, we have no experience in selling or marketing pharmaceutical products and have only recently hired a small number of experienced sales and marketing managers. Lilly is expected to provide the majority of the sales and marketing resources to Lilly ICOS. Because we expect to market or co-market our potential products through a direct sales force, we will need to either hire a sales force with expertise in pharmaceutical sales or contract with a third party to provide a sales force to meet our needs. We may be unable to establish marketing, sales and distribution capabilities necessary to commercialize and gain market acceptance for our potential products. In addition, co-promotion or other marketing arrangements with others to commercialize potential products could significantly limit the revenues we derive from these potential products, and these parties may fail to commercialize our potential products successfully.

The success of Cialis depends on the marketing, promotion, sales and distribution activities of our partner, Lilly.

Through Lilly ICOS, we and Lilly have joint responsibility for the promotion, sale and distribution of Cialis in North America and Europe. In addition, Lilly has promotion, sales and distribution rights to Cialis for the other parts of the world, with royalties to be paid to Lilly ICOS. We believe that, for Cialis to be widely adopted, the efforts of a sizeable, experienced pharmaceutical sales force are needed. We may rely heavily on Lilly for promotion, sales and marketing of Cialis, even with respect to our joint responsibilities, because we have limited staff, capabilities and experience in these areas. If Lilly fails to devote appropriate resources to promote, sell and distribute Cialis, sales of Cialis could be reduced. In addition, if Lilly breaches or terminates its agreement with us, or otherwise fails to conduct its activities related to Cialis in a timely manner, sales of Cialis could be delayed, reduced or become substantially more costly for us to achieve.

We may be unable to establish or maintain the manufacturing capabilities necessary to develop and commercialize our potential products.

We do not have facilities to manufacture small molecule product candidates, such as Cialis, and we do not have sufficient manufacturing capacity to manufacture our biological product candidates in quantities necessary for commercial sale. In addition, our manufacturing capacity may be inadequate to complete all clinical trials contemplated by us over time. We intend to rely significantly on contract manufacturers, including our collaboration partners, to produce large quantities of drug material needed for clinical trials and commercialization of our potential products. We will have to depend on these manufacturers to deliver materials on a timely basis and to comply with regulatory requirements, including Good Manufacturing Practices regulations enforced by the FDA through its facilities inspection program. Contract manufacturers may be unable to meet our needs with respect to timing, quantity or quality of materials, and may fail to satisfy applicable regulatory requirements with respect to the manufacture of these materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our revenues and potential profitability may be lower. For example, our ability to satisfy demand for our products could be reduced, which could adversely affect our operating results. Further, our clinical trials may be delayed, which would delay the submission of product candidates for regulatory approval and the market introduction and subsequent commercialization of our potential products.

Manufacturing product candidates in compliance with regulatory requirements is complex, time-consuming and expensive. If we make changes in our manufacturing processes, the FDA and corresponding foreign authorities may require us to demonstrate that the changes have not caused the resulting drug material to differ significantly from the drug material previously produced. Also, we may want to rely on results of prior preclinical studies and clinical trials performed using the previously produced drug material. Depending on the type and degree of differences between the newer and older drug material, we may be required to conduct additional animal studies or clinical trials to demonstrate that the newly produced drug material is sufficiently similar to the previously produced drug material. We and our collaboration partners have made manufacturing changes and are likely to make additional manufacturing changes for the production of our product candidates currently in development. Manufacturing changes could result in delays in development or regulatory approval or in reduction or interruption of commercial sales of our potential products, and could impair our competitive position.

We may develop our manufacturing capacity in part by expanding our current facilities or building new facilities. Either of these activities would require substantial additional funds, and we would need to hire and train significant numbers of employees to staff these facilities. We may be unable to develop manufacturing facilities that are sufficient to produce drug material for clinical trials or commercial use. Moreover, we and any contract manufacturers that we may use must continually adhere to current Good Manufacturing Practices regulations. The FDA pre-market approval of our product candidates will not be granted if our facilities or the facilities of contract manufacturers cannot pass a preapproval plant inspection. In complying with these regulations and foreign regulatory requirements, we and any of our contract manufacturers will be obligated to expend time, money and effort in production, record keeping and quality control in an effort to ensure that our potential products meet applicable specifications and other requirements. If we or any of our contract manufacturers fail to comply with these requirements, we may be subject to regulatory sanctions.

Cialis is currently manufactured for Lilly ICOS by Lilly and it is expected that Cialis will continue to be manufactured by Lilly for sale in all markets where regulatory approval has been granted. Recently, Lilly has had a number of regulatory issues with its U.S. manufacturing facilities. In early 2001, as a result of preapproval plant inspections for certain of its products, the FDA issued a warning letter to Lilly regarding its U.S. manufacturing practices. In November 2001, following a reinspection of its manufacturing facilities, the FDA noted additional observations. In the spring of 2002, the FDA conducted a comprehensive review of eight of Lilly’s global manufacturing sites and a number of observations were noted. In the fall of 2002, Lilly provided the FDA with a comprehensive plan to upgrade its manufacturing and quality operations, particularly at its Indianapolis facilities. Lilly has stated that it is moving vigorously to implement the plan and is engaged in discussions with the FDA on its plan and its ongoing implementation. The FDA has not yet cleared all of Lilly’s manufacturing operations, although the FDA recently concluded a reinspection at Lilly’s Indianapolis facilities.

The timeline for resolution of these issues is difficult to predict. Lilly has informed us that the FDA approval of Cialis and availability of Cialis for the U.S. market is not expected to be affected by Lilly’s manufacturing issues. We cannot assure you, however, as to what future actions the FDA may take with regard to the manufacturing of Cialis, and we cannot be certain that Lilly’s outstanding manufacturing issues will not impact the anticipated approval or sale of Cialis in the United States.

Our business may be harmed if we cannot obtain sufficient quantities of raw materials and process them reliably and timely.

We depend on others for the timely supply of raw materials used to manufacture Cialis for sale in Europe and to conduct preclinical testing and clinical trials of product candidates. Once a supplier’s materials have been selected for use in our manufacturing process, the supplier in effect becomes a sole or limited source of that raw material due to regulatory compliance procedures. Presently, Lilly is the sole authorized provider of the active pharmaceutical ingredient, or API, utilized in the manufacture of Cialis, and all API production for Cialis is conducted at a single Lilly facility. Lilly relies on a third-party vendor which has the exclusive rights to mill the API to conform the drug substance to specifications used in the manufacturing process. Once milled, the refined API is shipped to a different Lilly location, where the drug substance is manufactured into tablets, packaged and made ready for sale. At each of these stages in the manufacturing process, Lilly ICOS depends on an exclusive provider (i.e., Lilly or another vendor) for the timely supply and processing of raw materials. If any of these suppliers or processing facilities were to cease production or otherwise fail to supply Lilly ICOS with raw materials or manufacturing services in a timely manner, Lilly ICOS and ICOS could be materially adversely affected. Similar risks exist with respect to raw materials used in testing and developing our other product candidates.

We may be unable to compete successfully in the markets for pharmaceutical and biotechnological products.

The markets in which we compete are well established and intensely competitive. We may be unable to compete successfully against our current and future competitors. Our failure to compete successfully may result in pricing reductions, reduced gross margins, failure to achieve market acceptance for our products and inability to achieve profitability.

Cialis and our potential products, if approved and commercialized, compete or will compete against well-established existing therapeutic products or treatments. In addition, a number of pharmaceutical and biotechnology companies are currently developing products targeting the same diseases and medical conditions that we target. For example, Pfizer Inc., or Pfizer, and GlaxoSmithKline, or GSK, two of the largest pharmaceutical companies in the world, have products that compete with our product Cialis. Pfizer has already successfully commercialized Viagra® (sildenafil citrate), a PDE5 inhibitor. Also, Bayer AG, together with its marketing partner GSK, recently began marketing Levitra™ (vardenafil HCl), another PDE5 inhibitor for the treatment of erectile dysfunction, in Europe. Bayer has received an “approvable” letter from the FDA, and a regulatory decision regarding Levitra could occur as early as August 2003. An FDA decision for Cialis is expected to occur late in 2003, with product launch anticipated to occur shortly thereafter. We expect that the commercial prospects for Cialis will ultimately be determined by the product’s attributes. Initial commercial introduction in the United States could be negatively impacted if Cialis reaches the U.S. market after Levitra. If, in the perception of securities analysts or investors, the timing or relative position of market entry for Cialis is seen as disadvantaged, our stock price could decline.

Our competitors include pharmaceutical companies, biotechnology companies, academic and research institutions and government agencies. Many of these organizations have substantially more experience and more capital, research and development, regulatory, manufacturing, sales, marketing, human and other resources than we do. Furthermore, large pharmaceutical companies recently have been consolidating, which has increased their resources and concentrated valuable intellectual property assets. As a result, they may:

•	develop products that are safer, more effective or less costly than any of our current or future products or that render our products obsolete;

•	obtain FDA and other regulatory approvals or reach the market with their products more rapidly than we can or with labeling claims more favorable than ours, which would reduce the potential sales of our product candidates;

•	obtain intellectual property rights that could increase our costs or prevent development or commercialization of our product candidates;

•	devote greater resources to market or sell their products;

•	adapt more quickly to new technologies and scientific advances;

•	initiate or withstand substantial price competition more successfully than we can;

•	have greater success in recruiting skilled workers from the limited pool of available talent;

•	more effectively negotiate third-party licensing and collaborative arrangements; and

•	take advantage of acquisition or other opportunities more readily than we can.

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

Our products, even if approved by the FDA or regulatory agencies outside of the United States, may not achieve market acceptance among hospitals, insurers or patients.

Our products, even if approved by the FDA or regulatory agencies outside of the United States, may fail to achieve market acceptance, which would impair our ability to become profitable. We believe that the degree of market acceptance of our potential products will depend on:

•	our ability to provide acceptable evidence of efficacy and safety, including side effects;

•	our ability to provide these potential products at competitive prices; and

•	the availability and extent of third-party reimbursement for these potential products.

In addition, market acceptance depends on the effectiveness of our marketing strategies. To date, we have relied significantly on the marketing experience of Lilly, as we have limited sales and marketing experience or capabilities.

If we are unable to protect our intellectual property rights adequately, the value of our potential products could be diminished.

Our success depends to a significant extent on our ability and the ability of our collaboration partners to obtain, maintain and enforce patents and other proprietary rights. Patent law relating to the scope of claims in the biotechnology field in which we operate is still evolving and is surrounded by a great deal of uncertainty. Accordingly, we cannot assure you that our pending patent applications will result in issued patents. In addition, we cannot assure you that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology. There may be third-party patents or patent applications relevant to our potential products that may block or compete with the technologies covered by our patent applications.

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

In addition to our patented technology, we also rely on unpatented technology, trade secrets and confidential information. We may be unable to effectively protect our rights to this technology or information. Other parties may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. We require each of our employees, consultants and corporate partners to execute a confidentiality and intellectual property agreement at the commencement of an employment, consulting or collaborative relationship with us. These agreements may not, however, provide effective protection of our technology or information or, in the event of unauthorized use or disclosure, may not provide adequate remedies.

We may be subject to substantial costs and liability or be prohibited from commercializing our potential products as a result of patent infringement litigation and other proceedings relating to patent rights.

Patent litigation is very common in the pharmaceutical industry. We cannot assure you that third parties will not assert patent or other intellectual property infringement claims against us or our collaboration partners with respect to technologies used in potential products. For example, on October 22, 2002, the U.S. Patent and Trademark Office issued to Pfizer a “method of use” patent (US6469012). Later that day, Pfizer filed a lawsuit in United States District Court for the District of Delaware against ICOS, Lilly and Lilly ICOS alleging that the proposed marketing of our product candidate Cialis would infringe this patent. We believe that Pfizer’s suit lacks merit and intend to vigorously pursue our defenses.

The Pfizer suit and any additional claims that might be brought against us relating to infringement of patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages. Furthermore, as a result of a patent infringement suit brought against us or our collaboration partners, we or our collaboration partners may be forced to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a third party’s intellectual property unless that party grants us or our collaboration partners rights to use its intellectual property. We or our collaboration partners may be unable to obtain these rights on commercially reasonable terms, if at all. Even if we or our collaboration partners were able to obtain rights to the third party’s intellectual property, these rights may be nonexclusive, thereby giving our competitors access to the same intellectual property. For example, if Pfizer were to prevail in its suit against us, we might be subject to substantial damages, prohibited from marketing Cialis for the treatment of erectile dysfunction in the United States, or required to enter into a license agreement to market Cialis in the United States. We cannot assure you that any required agreement would be available on commercially reasonable terms, if at all. In the event that we are unable to profitably market Cialis in the United States, our future financial condition, and our ability to obtain additional funding, would be adversely affected, including our ability to pursue our development programs.

Ultimately we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations.

Additionally, we may have to resort to costly and time-consuming proceedings and litigation to determine the validity or scope of the proprietary rights of others. For example, we, Lilly and eleven other companies were involved in an opposition proceeding in the European Patent Office in which we opposed a patent previously granted by the European Patent Office to Pfizer. This patent (EP702555) is a “method of use” patent related to the patent (US6469012) subsequently granted to Pfizer in the United States. Although the opposition proceeding was successful before the Opposition Division of the European Patent Office, which on July 18, 2001, revoked all of the claims, Pfizer has appealed. Pfizer’s European patent had been nationalized by Pfizer in most European countries. Lilly ICOS brought suits challenging the patent in several of these countries. Generally, these cases have been stayed pending the appellate decision in the opposition proceeding before the European Patent Office. The resolution of the European Patent Office appeal and pending or subsequent litigation in the various European countries could take years. If Pfizer’s patent were not ultimately revoked by the European Patent Office or by the courts in European countries, we might be subject to litigation by Pfizer in Europe, prohibited from marketing Cialis for the treatment of erectile dysfunction in some European countries, or required to enter into license agreements to market Cialis in Europe. We cannot assure you that such agreements would be available on commercially reasonable terms, if at all.

We, Lilly and Lilly ICOS, as appropriate, have also initiated or are defending lawsuits against Pfizer in other jurisdictions around the world with respect to patents corresponding to Pfizer’s U.S. and the European Patent Office “method of use” patents. Presently, litigation is pending in Australia, Brazil, Canada, Mexico, New Zealand and South Africa. Litigation in other countries may ensue as the world-wide commercialization of Cialis proceeds. The resolution of the litigation in these various countries could take years. If Pfizer’s patent in any one or more of the countries were not ultimately revoked by the courts, we might be prohibited from marketing Cialis for the treatment of erectile dysfunction in those countries, or be required to enter into license agreements to market Cialis in those countries. We cannot assure you that such agreements would be available on commercially reasonable terms, if at all.

Furthermore, after seeking advice of counsel, we may undertake research and development with respect to potential products even when we are aware of third-party patents that may be relevant to these potential products, on the basis that such third-party patents may be challenged or licensed by us. We may be subject to patent infringement claims if our subsequent challenges to such patents were not to prevail. In addition, if our subsequent attempts to license such patents were to prove unsuccessful, we may be unable to commercialize these potential products after having incurred significant expenditures.

We may be required to defend lawsuits or pay damages in connection with the alleged or actual harm caused by our product or product candidates.

We face inherent exposure to product liability claims in the event that the use of our product is alleged to have resulted in harm to others. This risk exists in clinical trials as well as in commercial distribution. In addition, the pharmaceutical and biotechnology industries in general have been subject to significant medical malpractice litigation. We may incur significant liability if product liability or malpractice lawsuits against us are successful. Furthermore, product liability claims, regardless of their merits, could be costly and divert management’s attention from other business concerns, or adversely affect our reputation and the demand for our products. Although we maintain product liability insurance, we cannot be certain that this coverage is adequate or that it will continue to be available to us on acceptable terms.

If we are unable to obtain additional funding needed to develop, market and sell our potential products, we could be required to delay, scale back or eliminate expenditures for some of our programs or grant rights to third parties to develop and market our potential products.

Our business does not currently generate the cash needed to finance our operations. We will require substantial financial resources to conduct the time-consuming and costly research, preclinical development, clinical trials, manufacturing, regulatory, and sales and marketing activities necessary to commercialize our potential products. We may need to seek additional financing through public or private sources, including equity or debt financings, and through other alternatives, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements. Financing may, however, be unavailable when we need it or may not be available on acceptable terms, if at all. If we raise additional funds by issuing common stock or convertible debt securities, the percentage ownership of our existing stockholders could be reduced. Any debt or equity securities that we issue may have rights superior to those of our common stock. If we are unable to raise additional funds when we need them, we could be required to delay, scale back or eliminate expenditures for some of our development programs or grant rights to third parties to develop and market product candidates that we would prefer to develop and market internally. If we are required to grant such rights, the ultimate value of these product candidates to us may be reduced.

We have a significant amount of debt that may adversely affect our financial condition.

We have outstanding $278.7 million aggregate principal amount of convertible subordinated notes, bearing interest at 2%. The notes mature on July 1, 2023. However, on July 1, 2010, July 1, 2013 and July 1, 2018, holders of the notes may require us to repurchase all or part of their notes, for cash, at a price equal to 100% of the principal amount of the notes plus accrued interest. This is a significant amount of debt that carries a substantial debt service obligation. If we are unable to generate sufficient cash flow or otherwise obtain funds to make required payments on the notes, we will be in default under the terms of an indenture, which could, in turn, cause defaults under our future debt obligations.

Even if we are able to meet our debt service obligations, the amount of debt we have could materially and adversely affect us in a number of ways, including by:

•	limiting our ability to obtain financing for working capital, acquisitions or other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business;

•	placing us at a competitive disadvantage relative to our competitors who have lower levels of debt; and

•	making us more vulnerable to industry downturns and competitive pressures.

Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

If we fail to negotiate or maintain successful collaborative arrangements with third parties, our development and marketing activities may be delayed or reduced.

We have entered into, and we expect to continue to enter into collaborative arrangements with third parties who provide us with funding and/or who perform research, development, regulatory compliance, manufacturing, or marketing activities relating to some or all of our product candidates. If we fail to secure or maintain successful collaborative arrangements, our development and marketing activities may be delayed or reduced. Currently, we have collaborative arrangements with Lilly and other companies and research laboratories. We may be unable to negotiate additional collaborative arrangements or, if necessary, modify our existing arrangements on acceptable terms.

Our collaborative agreements can be terminated under certain conditions by our partners. In addition, our partners may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborative efforts. Even if our partners continue their contributions to the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Disputes may arise between us and our partners as to a variety of matters, including financing obligations under our agreements and ownership of intellectual property rights. Also, our partners may fail to perform their obligations under the collaborative arrangements or may be slow in performing their obligations. In addition, our partners may experience financial difficulties at any time that could prevent them from having available funds to contribute to these collaborations. In these circumstances, our ability to develop and market potential products could be severely limited. We recently announced that we and Biogen will conclude our LFA-1 program collaboration, with ICOS to reacquire sole rights to the program. IC747, one of the LFA-1 antagonists within the collaboration, recently concluded a small exploratory Phase 2a clinical study in patients with psoriasis, which showed that the efficacy was insufficient to warrant further development.

Acquisitions, mergers or investments in businesses, products or technologies could harm our business, operating results and stock price.

We may acquire, merge with or invest in other businesses, products or technologies that are intended to complement our existing business. From time to time in the ordinary course of business, we have had discussions and negotiations with companies regarding business combinations or investing in these companies’ businesses, products or technologies. Our management has limited or no prior experience in assimilating acquired or merged companies. Any acquisitions or investments we complete will likely involve some or all of the following risks:

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

We may be required to defend lawsuits or pay damages in connection with the alleged or actual violation of fraud and abuse laws.

When we begin marketing and selling a product in the United States, we will be subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to offer or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify safe harbors or exemptions for types of payment arrangements that do not violate the anti-kickback statutes. We will seek to comply with the safe harbors where possible. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payors (including Medicare and Medicaid), claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid). If the government were to allege against or convict us of violating these laws, there could be a material adverse effect on our business, including our stock price. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing prosecutorial resources and attention being devoted to the sales practices of pharmaceutical companies by law enforcement authorities. During the last few years, several companies have paid multi-million dollar fines for alleged violation of fraud and abuse laws, and several other companies are under active investigation.

We may incur substantial environmental liability arising from our activities involving the use of hazardous materials.

Our research and development activities involve the controlled use of chemicals, viruses, radioactive compounds and other hazardous materials. If an accident involving these materials were to occur, we could be held liable for any resulting damages, which liability could exceed our resources. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and certain waste products. Although we believe that our operations comply with the standards prescribed by these laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials.

ITEM 3.     Quantitative and Qualitative Disclosure about Market Risk

At June 30, 2003, our financial instruments consist principally of cash, cash equivalents, marketable investment securities, a note receivable and convertible subordinated debt which bears interest at a fixed interest rate of 2% per annum. We do not use derivative financial instruments in our investment portfolio. Our exposure to market risk for changes in interest rates relates primarily to our marketable investment securities, note receivable and convertible subordinated debt. Because of the relatively short maturities of our investments and note receivable, we do not expect interest rate fluctuations to materially affect the aggregate value of our financial assets. The market value of our convertible subordinated debt is expected to change, to a small extent, inversely to changes in interest rates. More importantly, however, the market value of our convertible subordinated debt is expected to change as our stock price changes.

ITEM 4.     Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of ICOS’ “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this quarterly report, have concluded that, as of that date, our disclosure controls and procedures were effective in ensuring that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls. To our knowledge, there were no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls subsequent to the end of the period covered by this quarterly report.

PART II.    Other Information

ITEM 2.     Changes in Securities and Use of Proceeds

On June 20, 2003, we completed a private offering of $250.0 million of 2% Convertible Subordinated Notes, in a private placement to qualified institutional buyers in reliance on Rule 144A and to non-U.S. purchasers pursuant to Regulation S, under the Securities Act. On July 18, 2003, the initial purchasers, Credit Suisse First Boston and Goldman, Sachs, & Co., exercised, in part, their option to purchase additional convertible subordinated notes in the principal amount of $28.7 million. The issuance of these securities to the initial purchasers was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof. We incurred approximately $8.7 million of costs in connection with the issuance of the notes. The notes are unsecured, subordinated to any senior indebtedness, and convertible, at the option of the holder, into ICOS common stock at a conversion price of $61.50 per share, subject to adjustment in certain circumstances. The notes mature on July 1, 2023. Note holders may require us to purchase, for cash, all or a portion of their notes on July 1, 2010, 2013 or 2018 at a price equal to the principal amount of the notes being repurchased. We may redeem all or a portion of the notes, at par, for cash at any time on or after July 5, 2010. The net proceeds of the offering are expected to be used to fund costs associated with the anticipated U.S. commercial launch of Cialis, research and development activities, working capital and other general corporate purposes.

In connection with the notes offering, ICOS entered into a registration rights agreement (“Agreement”) with the representatives of the initial purchasers. Under the terms of the Agreement, ICOS is required to use best efforts to file a registration statement to register the resale of the notes sold in the offering, and the shares issuable upon conversion of the notes, within 90 days after closing. ICOS has agreed to use best efforts to cause the registration statement to become effective as soon as possible, but not later than 180 days after closing.

ITEM 4.     Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 2, 2003. The proposals voted upon and the results of the voting are as follows:

1.	The following nominees for election as directors, to hold office for a term as defined in the proxy statement and until their successors are duly elected and qualified, received the number of votes set forth opposite his respective name:

Nominee	For	Withheld
Frank T. Cary	50,838,785	4,979,818
James L. Ferguson	50,447,647	5,370,956
David V. Milligan, Ph. D.	50,627,967	5,190,636

The aforesaid nominees were elected as directors for the term set forth in the proxy statement.

The following directors are currently serving terms that expire at the 2004 annual meeting of stockholders or until their respective successors are duly elected and qualified:

Paul N. Clark

William H. Gates III

Robert W. Pangia

The following directors are currently serving terms that expire at the 2005 annual meeting of stockholders or until their respective successors are duly elected and qualified:

Gary L. Wilcox, Ph. D.

Walter B. Wriston

2.	The proposal to ratify the appointment of KPMG LLP as our independent public accountants for the year ending December 31, 2003 received the following votes:

Votes
For	50,721,685
Against	5,000,478
Abstain	96,440

The appointment of KPMG LLP was ratified.

ITEM 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 4.1 Indenture, dated as of June 20, 2003, between ICOS Corporation and Wells Fargo Bank, National Associations, as Trustee, for 2% Convertible Subordinated Notes due July 1, 2023

Exhibit 4.2 Registration Rights Agreement, dated as of June 20, 2003, for 2% Convertible Subordinated Notes due  July 1, 2023

Exhibit 31.1 Section 302 Certification of Paul N. Clark

Exhibit 31.2 Section 302 Certification of Michael A. Stein

Exhibit 32.1 Certification of Paul N. Clark Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification of Michael A. Stein Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On April 30, 2003, ICOS filed a report on Form 8-K reporting the issuance of a press release announcing its financial results for the quarter ended March 31, 2003.

On June 25, 2003, ICOS filed a report on Form 8-K reporting the issuance of two press releases on June 16, 2003. The first release announced its intent to offer $250 million aggregate principal amount of convertible subordinated notes through an offering to qualified institutional buyers pursuant to Rule 144A and to non-U.S. purchasers pursuant to Regulation S, under the Securities Act of 1933, as amended. The second release announced the pricing of that offering.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICOS CORPORATION

Date: August 5, 2003	By:	/s/ MICHAEL A. STEIN
Michael A. Stein Vice President and Chief Financial Officer (Principal Financial Officer)