Form 10-Q
period 2003-09-30
ICOS CORP / DE
filed 2003-11-04
CIK 874294

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at September 30, 2003
Common Stock, $0.01 par value	62,900,327

ICOS CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

PART 1.	Financial Information

ITEM 1.	Financial Statements

ICOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	(in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Collaboration revenue from related parties	$5,339	$17,908	$13,329	$55,173
Licenses of technology	—	1,477	21,976	3,491
Contract manufacturing	6,764	2,825	10,586	8,057

Total revenue	12,103	22,210	45,891	66,721

Operating expenses:
Research and development	24,639	34,288	79,032	104,934
Marketing and selling	8,212	1,676	10,366	7,614
General and administrative	2,008	2,188	6,363	6,084

Total operating expenses	34,859	38,152	95,761	118,632

Operating loss	(22,756)	(15,942)	(49,870)	(51,911)
Other income (expense):
Equity in losses of affiliates	(16,941)	(21,578)	(58,533)	(71,579)
Gain on sale of partnership interests	—	—	10,000	—
Interest expense	(1,868)	—	(1,866)	—
Interest and other income	2,256	2,989	8,308	9,334

Loss before income taxes	(39,309)	(34,531)	(91,961)	(114,156)
Income tax recovery	—	—	612	—

Net loss	$(39,309)	$(34,531)	$(91,349)	$(114,156)

Net loss per common share – basic and diluted	$(0.63)	$(0.56)	$(1.46)	$(1.87)

Weighted average common shares outstanding – basic and diluted	62,717	61,980	62,433	61,056

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	(in thousands)
	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$338,908	$40,450
Investment securities, at market value	112,982	159,680
Interest receivable	3,137	5,099
Receivables from affiliates	13,501	7,959
Current portion of note receivable	4,000	—
Other	6,354	2,652

Total current assets	478,882	215,840
Investment securities, at market value	43,166	148,796
Property and equipment, net	18,511	20,209
Note receivable	2,000	—
Deferred financing costs and other	9,347	815

	$551,906	$385,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payables and accruals	$21,276	$25,985
Due to affiliates	18,795	25,012
Deferred revenue	800	2,305

Total current liabilities	40,871	53,302
Deferred revenue	—	14,726
Convertible subordinated debt	278,650	—
Stockholders’ equity:
Common stock	629	621
Additional paid-in capital	785,593	777,697
Accumulated other comprehensive income	1,478	3,280
Accumulated deficit	(555,315)	(463,966)

Total stockholders’ equity	232,385	317,632

	$551,906	$385,660

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	(in thousands)
	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(91,349)	$(114,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,397	4,324
Amortization of deferred financing costs	346	—
Gain on sale of investment securities, net	(1,290)	(140)
Amortization of investment premiums, net	4,285	4,394
Gain on sale of partnership interests	(10,000)	—
Equity in losses of affiliates	58,533	71,579
Deferred revenue	—	2,000
Revenue from licenses of technology in excess of cash received	(21,976)	(3,491)
Other	474	123
Change in operating assets and liabilities:
Receivables	(7,925)	(27,190)
Other assets	620	296
Payables and accruals	(3,271)	556

Net cash used in operating activities	(67,156)	(61,705)

Cash flows from investing activities:
Purchases of investment securities	(42,633)	(322,443)
Maturities of investment securities	117,188	91,070
Sales of investment securities	72,808	115,434
Acquisitions of property and equipment	(2,699)	(5,137)
Proceeds from sale of partnership interests	4,000	—
Investments in affiliates	(64,751)	(56,678)

Net cash provided by (used in) investing activities	83,913	(177,754)

Cash flows from financing activities:
Proceeds from stock options and warrants	7,453	21,950
Borrowings under line of credit	4,308	5,876
Net proceeds from issuance of convertible subordinated debt	269,940	—

Net cash provided by financing activities	281,701	27,826

Net increase (decrease) in cash and cash equivalents	298,458	(211,633)
Cash and cash equivalents, beginning of period	40,450	260,905

Cash and cash equivalents, end of period	$338,908	$49,272

Supplemental disclosure of cash flow information:
Debt forgiven upon achievement of clinical milestone	$5,294	$5,876

Note receivable from sale of partnership interests	$6,000	$—

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands unless otherwise noted)

(unaudited)

1.	Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements present the results of operations, financial position and cash flows of ICOS Corporation and its wholly-owned subsidiaries, herein collectively referred to as ICOS. All material intercompany transactions and balances between entities consolidated in these financial statements have been eliminated.

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

In our opinion, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary to present fairly our financial position as of September 30, 2003 and December 31, 2002, and our results of operations for the three and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

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

Had we determined compensation cost based on the fair value of our stock options on the grant date under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” our net loss and net loss per share would have been the pro forma amounts indicated as follows:

	(in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss:
As reported	$(39,309)	$(34,531)	$(91,349)	$(114,156)
Add: Stock based employee compensation expense included in reported net loss	69	23	207	23
Deduct: Stock based employee compensation expense determined under fair value based method for all awards	(11,101)	(9,812)	(33,944)	(27,854)

Pro forma	$(50,341)	$(44,320)	$(125,086)	$(141,987)

Net loss per share — basic and diluted:
As reported	$(0.63)	$(0.56)	$(1.46)	$(1.87)

Pro forma	$(0.80)	$(0.72)	$(2.00)	$(2.33)

The estimated per share weighted-average grant date fair value of stock options awarded during the three and nine months ended September 30, 2003, was $22.09 and $19.91, respectively, and $16.64 and $25.42, respectively, during the three and nine months ended September 30, 2002. Amounts were determined using the Black-Scholes option pricing model based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.7%	3.6%	3.5%	4.6%
Expected volatility	69.6%	68.8%	69.1%	68.8%
Expected life in years	6.5	6.3	6.5	6.3

2.	Revenue from Collaborations and Licenses of Technology, and Equity in Losses of Affiliates

The following tables summarize our revenue from collaborations with related parties and licenses of technology, and equity in losses of affiliates for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Collaboration revenue from related parties:
Lilly ICOS LLC (Lilly ICOS)	$5,243	$1,239	$9,506	$4,179
Suncos Corporation (Suncos)	96	13,336	2,423	40,143
ICOS-Texas Biotechnology L.P. (ICOS-TBC)	—	3,333	1,400	10,851

	$5,339	$17,908	$13,329	$55,173

Licenses of technology:
Lilly ICOS	$—	$243	$31	$949
ICOS Clinical Partners, L.P.	—	323	—	1,065
Biogen, Inc. (Biogen)	—	911	21,945	1,477

	$—	$1,477	$21,976	$3,491

Equity in losses of affiliates:
Lilly ICOS	$(16,941)	$(13,255)	$(58,533)	$(44,488)
Suncos	—	(6,485)	—	(20,786)
ICOS-TBC	—	(1,838)	—	(6,305)

	$(16,941)	$(21,578)	$(58,533)	$(71,579)

In June 2003, we announced that our LFA-1 antagonist program with Biogen would be concluded and that we were reacquiring sole development rights to the program. As a result, during the 2003 second quarter, we recognized as revenue, all remaining deferred upfront fees and forgiven loans received from Biogen under the collaboration arrangement.

3.	Affiliate Operating Results

Lilly ICOS

Lilly ICOS, our 50/50 owned joint venture with Eli Lilly and Company (Lilly), began selling its commercial product, Cialis® (tadalafil), for the treatment of erectile dysfunction, in the European Union in January 2003. In August 2003, Cialis became available for the treatment of erectile dysfunction in Mexico. In September 2003, Cialis was approved in Canada. Cialis is now marketed in over 45 countries. Cialis is currently under regulatory review in the United States, and Lilly ICOS continues to expect U.S. Food and Drug Administration (FDA) approval of Cialis late in 2003. Lilly has exclusive rights to market Cialis in territories outside of North America and Europe, for which it pays royalties to Lilly ICOS equal to 20% of net sales in those territories.

The following table summarizes the operating results of Lilly ICOS for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Product sales, net	$28,449	$—	$66,917	$—
Royalties	4,352	—	8,442	—

Total revenue	32,801	—	75,359	—

Cost of sales	2,803	—	6,577	—
Selling, general and administrative:
Lilly	46,437	14,693	136,098	51,269
ICOS	2,708	521	3,987	1,848
Research and development:
Lilly	12,200	10,578	40,245	33,528
ICOS	2,535	718	5,519	2,331

Total expenses	66,683	26,510	192,426	88,976

Net loss	$(33,882)	$(26,510)	$(117,067)	$(88,976)

Suncos

In December 2002, the Pafase® development program was discontinued after an interim analysis did not demonstrate clinical benefit in a Phase 3 study for severe sepsis. For the three and nine months ended September 30, 2002, Suncos incurred $13.0 million and $41.6 million, respectively, of operating losses related to the development of Pafase. Upon discontinuation of the Pafase program, Suncos accrued estimated close-out costs, primarily associated with the program’s clinical and manufacturing activities. No adjustments to those estimated costs were necessary in the first nine months of 2003.

ICOS-TBC

On April 22, 2003, Encysive Pharmaceuticals Inc. (formerly Texas Biotechnology Corporation) acquired all of our interests in ICOS-TBC for $10.0 million, with $4.0 million paid on that date and the balance payable, with interest, over an 18-month period. Future payments due from Encysive are secured by an irrevocable standby letter of credit from a major U.S. bank. In 2003, our other income includes a gain of $10.0 million from this transaction. For the three and nine months ended September 30, 2002, ICOS-TBC incurred $3.7 million and $12.6 million, respectively, of operating losses related to its endothelin receptor antagonist research and development program. In January 2003, we announced that joint development of endothelin receptor antagonists, through ICOS-TBC, would not continue. Encysive agreed to be responsible for all costs and expenses of ICOS-TBC incurred subsequent to December 31, 2002.

4.	Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(39,309)	$(34,531)	$(91,349)	$(114,156)
Unrealized holding gains (losses) on securities arising during the period	(601)	1,987	(541)	2,523
Reclassification adjustment for gains included in net loss	—	—	(1,261)	(237)

Comprehensive loss	$(39,910)	$(32,544)	$(93,151)	$(111,870)

5.	Net Loss per Common Share

Net loss per common share is calculated using the weighted-average number of common shares outstanding during the period. For the three and nine months ended September 30, 2003, shares issuable upon exercise of options to acquire 10.6 million shares of common stock and warrants to acquire 7.4 million shares of common stock, and 4.5 million shares of common stock issuable upon the conversion of convertible debt, were excluded from the computation of net loss per common share because their inclusion would be antidilutive. For the three and nine months ended September 30, 2002, options to acquire 9.0 million shares of common stock, and warrants to acquire 7.4 million shares of common stock, were excluded from the computation of net loss per common share because their inclusion would be antidilutive.

6.	Convertible Subordinated Notes

On June 20, 2003, we completed a private offering of $250.0 million of convertible subordinated notes, which accrue interest at 2% per annum, payable semiannually each January and July 1. On July 18, 2003, the initial purchasers exercised, in part, their option to purchase additional convertible subordinated notes in the principal amount of $28.7 million. The notes will mature on July 1, 2023. In connection with the issuance of the notes, we incurred approximately $8.7 million of costs, which have been deferred and will be amortized through July 1, 2010, the earliest date on which note holders may require us to repurchase the notes. The notes are unsecured, subordinated to any senior indebtedness, and convertible, at the option of the holder, into our common stock at a conversion price of $61.50 per share, subject to adjustment in certain circumstances. Note holders may require us to purchase, for cash, all or a portion of their notes on July 1, 2010, 2013 or 2018 at a price equal to the principal amount of the notes being repurchased. We may redeem all or a portion of the notes, at par, for cash at any time on or after July 5, 2010. The net proceeds of the offering are expected to be used to fund costs associated with the anticipated U.S. commercial launch of Cialis, research and development activities, working capital and other general corporate purposes.

In connection with the notes offering, ICOS entered into a registration rights agreement with the representatives of the initial purchasers. In September 2003, ICOS filed a shelf registration statement on Form S-3, with the SEC, to register the resale of the notes sold in the offering and the shares issuable upon conversion of the notes. Under the terms of the agreement, ICOS has agreed to use best efforts to cause the registration statement to become effective as soon as possible, but not later than 180 days after June 20, 2003.

7.	Legal Proceedings

In October 2002, Pfizer Inc., Pfizer Limited, and Pfizer Ireland Pharmaceuticals filed a patent infringement lawsuit against ICOS, Lilly ICOS, and Lilly in the United States District Court for the District of Delaware. The complaint alleges that the intended and imminent use, offering for sale, selling, manufacture, or importing into the United States upon U.S. Food and Drug Administration approval of Cialis for the treatment of erectile dysfunction by ICOS, Lilly ICOS and Lilly will constitute infringement of plaintiffs’ U.S. Patent No. 6,469,012. The plaintiffs seek a judgment declaring that the defendants’ using, selling, offering for sale, making or importing of Cialis for the treatment of erectile dysfunction will infringe this patent. The plaintiffs also seek a permanent injunction, attorneys’ fees, costs and expenses. In January 2003, we filed an answer denying the central allegations of plaintiffs’ complaint and setting forth various affirmative defenses. In September 2003, the United States Patent and Trademark Office (PTO) ordered the reexamination of U.S. Patent No. 6,469,012. The reexamination process is provided for by law and requires the PTO to consider the validity of the patent based on a substantial new question of patentability raised by the PTO. On October 31, 2003, ICOS, Lilly ICOS and Lilly filed a motion for a stay with the District Court, to suspend the patent infringement lawsuit, pending the outcome of the reexamination. We are awaiting the judge’s ruling on this motion. Litigation is inherently unpredictable and the eventual outcome in a particular case is impossible to determine in advance. We believe that Pfizer’s suit lacks merit and intend to vigorously pursue our various defenses. If Pfizer were to prevail, however, we might be subject to substantial damages, prohibited from marketing Cialis for the treatment of erectile dysfunction in the United States, or required to enter into a licensing agreement to market Cialis in the United States. Any such adverse result could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We have established collaborations with pharmaceutical and biotechnology companies to enhance our internal development capabilities and to offset a portion of the financial risk of developing our product candidates. At the same time, we maintain substantial rights to the product candidates covered by these collaborations, which provide us the opportunity to participate in a significant portion of the potential economic benefit from successful development and commercialization. Our most significant ongoing collaboration is with Lilly.

Approved Product

Cialis (tadalafil), our first approved product, is currently marketed in over 45 countries. In August 2003, Lilly ICOS began marketing Cialis in Mexico and, in September 2003, Cialis was approved in Canada. Lilly ICOS also markets Cialis in Europe and expects to do so in the United States, following receipt of necessary regulatory approvals. Lilly has exclusive rights to market Cialis in territories outside of North America and Europe and pays royalties to Lilly ICOS equal to 20% of net sales in those territories.

Cialis continues to progress through the regulatory process in the United States. Lilly ICOS expects a U.S. regulatory decision regarding Cialis late in 2003. Product launch is anticipated to occur shortly after approval.

In preparation for the U.S. launch of Cialis, during the third quarter of 2003, we hired and deployed an ICOS sales force of approximately 165 experienced pharmaceutical sales representatives. Following a regulatory approval, both the ICOS sales representatives and sales representatives from Lilly will co-promote Cialis to U.S. physicians on behalf of Lilly ICOS.

Lilly ICOS also has ongoing programs to evaluate tadalafil as a potential treatment for other medical conditions.

Product Candidates in Clinical Development

RTX™ (resiniferatoxin)

We are conducting a Phase 2 clinical study with RTX, being developed for the possible treatment of interstitial cystitis, a chronic condition associated with bladder pain, urinary urgency and other symptoms. Final study results are expected in the first half of 2004.

IC14

We are conducting a Phase 2 clinical study with IC14, a monoclonal antibody being evaluated as a potential treatment for patients with sepsis resulting from community acquired pneumonia. Study results are anticipated in the first half of 2004.

IC485

During the fourth quarter of 2003, we plan to enter into a Phase 2 clinical study with IC485, a small molecule type 4 phosphodiesterase inhibitor, being evaluated for the possible treatment of chronic obstructive pulmonary disease.

Critical Accounting Policies

Our critical accounting policies include revenue recognition, accounting for our share of the operating results of our unconsolidated affiliates, and estimating expenses from contracted research and clinical study activities conducted by various third parties.

Revenue Recognition

We recognize revenue from our contracts for research, development, marketing and sales services, including those under collaborative agreements, as the related costs are incurred. We refer to this revenue as “cost reimbursement revenue.” Payments received, that are related to future performance, are deferred and recognized as revenue when the future performance occurs.

Nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred, and recognized as revenue as we provide the services required under the agreement. We recognize revenue for nonrefundable upfront technology fees based on the ratio of current development costs to total estimated current and future development costs. We believe this method appropriately matches revenue with the estimated costs of the development effort. We estimate the total projected development costs based on the specific terms of each agreement, our judgment and experience and, when appropriate, the expertise of our collaboration partners. The estimation of total development effort and costs can vary significantly for each product candidate due to the inherent complexities and uncertainties of drug development. If we cannot estimate the costs to complete development, but can estimate an expected completion date, we recognize revenue ratably over the expected performance period. If we are unable to estimate an expected completion date (performance period), we defer revenue recognition until an expected completion date can be estimated.

Milestones, in the form of additional license fees, typically represent nonrefundable payments to be received in conjunction with the achievement of a specific event identified in the contract, such as initiation or completion of specified clinical development activities. We believe that a milestone represents the culmination of a distinct earnings process when it is not associated with ongoing research, development or other performance on our part. We recognize such milestones as revenue when they become due and collectibility is reasonably assured. When a milestone does not represent the culmination of a distinct earnings process, we recognize revenue at the time such payments are due, provided collectibility is reasonably assured, based on the ratio of effort to date (in terms of costs or time, as discussed above) to total estimated development effort. Any remaining balance is deferred and recognized as revenue over the estimated remaining product development period, in the same manner as our upfront technology license fees.

The timing and amount of revenue that we recognize from licenses of technology, either from upfront fees or milestones where we are providing continuing services related to product development, is dependent upon our estimates of total product development effort as well as the timing of such effort over the estimated development period. As product candidates move through the development process, it is necessary to revise these estimates to consider changes to the products’ development cycle, such as changes in the clinical development plan, regulatory requirements, or various other factors, many of which may be outside of our control. The impact on revenue of changes in our estimates and the timing thereof, is recognized prospectively, over the remaining estimated product development period.

Contract manufacturing revenue, including fees earned for process development and manufacturing services performed for third parties, is recognized when the manufacturing obligation is fulfilled or manufacturing services are performed, as appropriate, based on the terms of the agreement. Payments received in excess of amounts earned are recorded as deferred revenue. Revenue is only recognized if collectibility is reasonably assured.

Accounting for Our Share of the Operating Results of our Unconsolidated Affiliates

We recognize our share of the operating results of our unconsolidated affiliates in proportion to our ownership interest in the affiliate and report it as equity in losses of affiliates. Losses relating to our affiliates are recognized only to the extent we have made, or are committed to make, capital contributions to the affiliate. Operating results of our affiliates include expenses related to research, development, marketing and sales services that we provide to them, and that we recognize as cost reimbursement revenue. The amount of our cost reimbursement revenue, and the associated costs, both depend on the continued progression of clinical research and development activities, the extent and timing of marketing and sales activities, and our level of participation in those activities. A shift of research, development and co-promotional activities among collaboration partners could have a significant impact on our overall operating results to the extent that our negotiated reimbursement rates include indirect and overhead costs that may not vary based on our collaboration activities. Also, a shift of such activities could have a material impact on our costs and expenses and the consequent amount of our cost reimbursement revenue. For example, the shift of development activities from ICOS to our affiliate partner would be expected to result in our reporting lower revenue and lower operating expenses.

Estimating Expenses from Third-Party Contract Research and Clinical Study Activities

Research and certain clinical study activities are conducted by various third parties, including contract research organizations, which may also provide contractually defined administration and management services. We recognize expenses for these contracted activities based on a variety of factors, including actual and estimated labor hours, clinical site initiation activities, patient enrollment rates, estimates of external costs, and other activity-based factors. On a regular basis, our estimates of these costs are reconciled to actual invoices from the service providers and adjustments are made accordingly.

Management Estimates and Assumptions

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Modifications to these assumptions could result in estimates that are substantially different from those reflected in our financial statements.

Results of Operations

General

Our results of operations may vary significantly from period to period. Operating results will depend on, among other factors, the timing, cost and success of new product launches, the timing of expenses, continued funding by collaboration partners, and the timing and progression of research, development, marketing and sales activities. We may experience significant fluctuations in cost reimbursement revenue, revenue from licenses of technology and contract manufacturing revenue. Cost reimbursement revenue will vary depending upon the extent and timing of research and development collaboration activities, the progression of clinical research and development activities, the timing and amount of marketing and sales activities, and our level of participation in those activities. Revenue from licenses of technology will vary as a result of (i) the nature and extent of product collaboration and other licensing transactions, (ii) the timing of milestone payments, and (iii) changes in expected completion dates and/or estimated development costs, which depend on the success of clinical studies and other research and development efforts. Contract manufacturing revenue may fluctuate depending upon our needs to manufacture our own internal product candidates, our ability to attract third parties to utilize any remaining manufacturing capacity and the particular terms of the manufacturing agreements. Significant changes in joint venture collaboration activities, which are subject to the oversight of both parties, could cause the amount of affiliate losses to fluctuate from period to period.

Revenue

Revenue for the third quarter of 2003 was $12.1 million, compared to $22.2 million for the third quarter of 2002. Revenue for the first nine months of 2003 was $45.9 million, compared to $66.7 million for the first nine months of 2002.

Cost reimbursement revenue totaled $5.3 million in the third quarter of 2003, compared to $17.9 million in the third quarter of 2002, and was $13.3 million for the first nine months of 2003, compared to $55.2 million for the first nine months of 2002. The decreases in cost reimbursement revenue, for both the third quarter and year-to-date, reflect our decisions to terminate the Pafase development program and to conclude our participation in the endothelin receptor antagonist collaboration with Encysive, partially offset by increased cost reimbursement revenue from Lilly ICOS.

We did not recognize any revenue from licenses of technology in the third quarter of 2003, compared to $1.5 million in the third quarter of 2002. For the first nine months of 2003, revenue from licenses of technology was $22.0 million, compared to $3.5 million in the same period of the prior year. By year-end 2002, we had recognized, as revenue, substantially all technology license fees and milestones received in connection with the development of Cialis and Pafase. Technology license fee revenue for the first nine months of 2003 includes $21.3 million of previously deferred upfront fees and forgiven loans, received from Biogen, which were recognized as revenue, in June 2003, in conjunction with our reacquisition of sole development rights to the LFA-1 antagonist program.

Contract manufacturing revenue was $6.8 million in the third quarter of 2003, compared to $2.8 million in the third quarter of 2002, and was $10.6 million for the first nine months of 2003, compared to $8.1 million for the first nine months of 2002. The increases reflect greater utilization of available manufacturing capacity for third-party contracts, including additional development services provided under our current agreements.

Operating Expenses

Total operating expenses were $34.9 million in the third quarter of 2003, compared to $38.2 million in the third quarter of 2002. Total operating expenses were $95.8 million in the first nine months of 2003, compared to $118.6 million in the first nine months of 2002.

Research and Development

Research and development expenses decreased $9.6 million from the third quarter of 2002, to $24.6 million in the third quarter of 2003. Research and development expenses decreased $25.9 million from the first nine months of 2002, to $79.0 million in the first nine months of 2003. These decreases were primarily due to the discontinuation of activities associated with the Pafase and endothelin receptor antagonist programs, partially offset by increased costs related to the progression of development activities for RTX and IC14.

Our research and development expenses are principally comprised of costs for: personnel, including salaries and benefits; clinical studies performed by third parties; materials and supplies to support our clinical programs; contract research, manufacturing and consulting arrangements; in-licensing fees; and other expenses incurred to support our overall research and development program.

Our research and development activities are focused in two main areas: (i) discovery and preclinical research; and, (ii) clinical development, including the formulation and manufacture of drug substance for use in clinical studies and, when appropriate, seeking approval for commercial manufacturing and marketing.

Our discovery and preclinical research focuses on the identification and initial testing of new product candidates. During this stage, we identify new drug targets and lead compounds, and then optimize their characteristics through repetitive cycles of chemical modification. Compounds that demonstrate the most attractive characteristics and that appear to offer the potential for therapeutic benefit are subsequently evaluated in laboratory preclinical studies to evaluate their safety, pharmacology and efficacy in animal models.

Clinical development refers to internal and external activities associated with our clinical studies in humans. Such activities include, among other things, services provided by clinical research organizations and principal investigators and concurrent activities associated with advancing a clinical product candidate, such as the manufacture and formulation of drug compounds used in clinical studies. The clinical development process involves several rigorous stages of study, many of which are strictly prescribed and monitored by regulatory authorities, such as the FDA.

A substantial portion of our research and development costs are indirect expenses (such as shared support, occupancy, information systems and administration). These indirect costs are not attributable to individual research and development projects and, accordingly, are not accumulated and reported at the individual project level.

The following table provides information regarding our direct research and development expenses for our major projects:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Since Project Inception
	2003	2002	2003	2002
RTX	$2,150	$482	$6,379	$1,202	$10,644
IC14	1,680	1,570	5,329	2,834	19,415

Development of a new drug product is a lengthy and expensive process, involving a high degree of uncertainty. Very few research and development projects result in a commercial product. Before obtaining regulatory approval for the sale of any of our potential products, we must subject these product candidates to extensive preclinical and clinical testing to demonstrate their safety and efficacy in humans. At any time during the multi-year clinical development period, factors such as ineffectiveness of the product candidate, discovery of unacceptable toxicities or side effects, development of disease resistance or other physiological factors, or delays in patient enrollment or other development activities could cause us to interrupt, limit, delay or abort the development of a product candidate. Because of the uncertainties of clinical development and our inability to control the regulatory process, at this time we are unable to provide estimates of project completion dates, the timing of our research and development efforts and the costs of completing our current major research and development projects.

Various statutes and regulations govern or influence the manufacturing, safety, labeling, storage, record keeping, marketing and other factors that are critical in the development and commercialization of a product candidate. The lengthy process of seeking these approvals and complying with the applicable statutes and regulations requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining regulatory approvals, could have a material adverse effect on our business.

A substantial delay in completing clinical studies or obtaining regulatory approvals could severely harm our business. Such delays could: require that we spend substantial additional funds to continue our development efforts; delay, for a considerable period of time, our ability to seek or obtain regulatory approvals needed to market our potential products; and, provide existing or new competitive products with the opportunity to expand their share or enter the market before ours. These, and similar events, could have a material adverse effect on our ability to bring a product to market, substantially increasing the cost of development and postponing, reducing or eliminating the potential to generate net cash inflows from the successful commercialization of a product.

Marketing and Selling

Marketing and selling expenses principally consist of costs associated with our pharmaceutical sales force, marketing activities for Cialis and market research activities for our other product candidates. Marketing and selling expenses increased $6.5 million from the third quarter of 2002, to $8.2 million in the third quarter of 2003, and increased $2.8 million from the first nine months of 2002, to $10.4 million in the first nine months of 2003. The increases were primarily due to incremental costs associated with establishing our U.S. sales force, in anticipation of the expected U.S. launch of Cialis.

General and Administrative

General and administrative expenses consist primarily of costs associated with corporate support functions, general management and other activities not directly associated with our research and development or marketing and sales efforts. General and administrative expenses were $2.0 million in the third quarter of 2003, compared to $2.2 million in the third quarter of the prior year, and $6.4 million in the first nine months of 2003, compared to $6.1 million in the first nine months of 2002.

Equity in Losses of Affiliates

In the 2003 third quarter, we recognized our $16.9 million share of equity in losses of affiliates, compared to $21.6 million in the third quarter of 2002. For the first nine months of 2003, we recognized $58.5 million of equity in losses of affiliates, compared to $71.6 million in the first nine months of 2002.

Our 50% share of Lilly ICOS’ losses increased $3.7 million from the third quarter of 2002, to $16.9 million in the third quarter of 2003, primarily reflecting sales and marketing activities associated with the commercialization of Cialis in Europe and Mexico, and preparations for expected launches in Canada and the U.S. For the first nine months of 2003, our share of Lilly ICOS’ losses increased $14.0 million, compared to the first nine months of 2002, primarily due to activities related to the commercialization of Cialis in Europe and North America. See “Lilly ICOS Results of Operations” later herein for additional information.

During the three and nine months ended September 30, 2002, we recognized $6.5 million and $20.8 million, respectively, in losses related to our equity interest in Suncos. Upon discontinuation of the Pafase program, in December 2002, Suncos accrued estimated close-out costs, primarily associated with the program’s clinical and manufacturing activities. No adjustments to those estimated costs were necessary in the first nine months of 2003.

During the three and nine months ended September 30, 2002, we recognized $1.8 million and $6.3 million, respectively, in losses related to our equity interest in ICOS-TBC. Encysive agreed to be responsible for all costs and expenses incurred by ICOS-TBC subsequent to December 31, 2002.

Gain on Sale of Partnership Interests

In April 2003, we recognized a $10.0 million gain upon the sale of our partnership interests in ICOS-TBC.

Interest Expense

In the 2003 third quarter, we recognized $1.9 million of interest expense on our $278.7 million of 2% convertible subordinated notes, which were issued in June and July of the current year.

Interest and Other Income

Interest and other income totaled $2.3 million in the third quarter of 2003, compared to $3.0 million in the third quarter of 2002. Interest and other income totaled $8.3 million in the first nine months of 2003, compared to $9.3 million in the first nine months of the prior year. The decreases, for both the quarter and year-to-date, primarily reflect the impact of lower average interest rates in the current year.

Lilly ICOS Results of Operations

Third Quarter

For the three months ended September 30, 2003, Lilly ICOS reported a net loss of $33.9 million, compared to a net loss of $26.5 million for the three months ended September 30, 2002.

Total revenue was $32.8 million in the third quarter of 2003, consisting of $28.4 million of product sales of Cialis in Europe and Mexico, and $4.4 million in royalties from Lilly.

Total expenses were $66.7 million for the three months ended September 30, 2003, compared to $26.5 million for the three months ended September 30, 2002. Cost of sales totaled $2.8 million in the third quarter of 2003, including royalties payable to a third party equal to 5% of Lilly ICOS’ net product sales. Selling, general and administrative expenses increased $33.9 million over the prior year quarter, to $49.1 million for the three months ended September 30, 2003. This increase primarily reflects costs associated with the commercialization of Cialis in Europe and Mexico, and preparations for launches in Canada and the U.S. The U.S. launch is dependent upon approval from the FDA which is expected late this year. Research and development expenses increased $3.4 million from the third quarter of 2002, to $14.7 million in the third quarter of 2003. The increase primarily reflects costs related to clinical studies in Europe and the United States and post-marketing studies requested by European regulatory authorities.

Year-to-Date

For the nine months ended September 30, 2003, Lilly ICOS reported a net loss of $117.1 million, compared to a net loss of $89.0 million for the nine months ended September 30, 2002.

Total revenue was $75.4 million for the first nine months of 2003, consisting of $66.9 million of product sales of Cialis in Europe and Mexico, and $8.4 million in royalties from Lilly.

Total expenses were $192.4 million for the nine months ended September 30, 2003, compared to $89.0 million for the nine months ended September 30, 2002. The increase primarily reflects sales and marketing costs associated with the commercial launch of Cialis in Europe and Mexico, preparations for anticipated U.S. and Canadian product launches and clinical studies in Europe and the U.S.

Liquidity and Capital Resources

At September 30, 2003, we had cash, cash equivalents, investment securities and associated interest receivable of $498.2 million, compared to $354.0 million at December 31, 2002. The increase primarily reflects net proceeds of $269.9 million received in 2003 from the issuance of convertible subordinated notes, partially offset by cash used in operations and investments in our affiliates.

We used $67.2 million in cash for operating activities during the first nine months of 2003, compared to $61.7 million during the first nine months of 2002. The change in operating cash flow primarily reflects timing of cost reimbursements from our affiliates, partially offset by a reduction in research and development spending and timing of vendor payments.

We generated $83.9 million in cash from investing activities during the first nine months of 2003, compared to using $177.8 million in the first nine months of 2002. Cash generated from investing activities in the first nine months of 2003 included a $147.4 million net decrease in our investment portfolio, compared to a $115.9 million net increase in our investment portfolio during the first nine months of 2002. Investing outflows during the first nine months of 2003 included $64.8 million of affiliate capital contributions, compared to $56.7 million of affiliate capital contributions in the first nine months of 2002. The 2003 increase in affiliate capital contributions primarily reflects our share of the funding of higher Lilly ICOS operating losses, partially offset by the discontinuation of activities associated with the Pafase and endothelin receptor antagonist programs. Current year cash inflows from investing activities also include $4.0 million in proceeds from the sale of our partnership interests in ICOS-TBC.

We generated $281.7 million in cash from financing activities in the first nine months of 2003, compared to $27.8 million in the first nine months of 2002. Cash inflows from financing activities in 2003 included $269.9 million of net proceeds from the private placement of convertible subordinated notes. Proceeds from stock options and warrants totaled $7.5 million in the first nine months of 2003, for 0.8 million shares of our common stock, compared to $22.0 million in the first nine months of 2002, for 2.3 million shares of our common stock. The 2002 proceeds included $17.4 million from the exercise of Series A warrants to purchase 1.8 million shares of our common stock. The Series A warrants were issued in 1997 and, if unexercised, expired on May 31, 2002. Financing cash inflows for the first nine months of 2003 and 2002 also included $4.3 million and $5.9 million, respectively, in borrowings under our previous line of credit with Biogen, all of which have been forgiven.

Our future cash requirements will depend on various factors, many of which are beyond our control, including:

•	obtaining regulatory approval for Cialis, and the successful commercialization of Cialis, throughout the world, including territories where Lilly has exclusive marketing rights;

•	funding levels for research and development programs, including funding from our collaboration partners;

•	the results, timing and extent of preclinical and clinical studies;

•	the time and costs involved in filing and prosecuting patents and enforcing and defending patent claims;

•	the regulatory process in the U.S. and other countries;

•	acquisitions of products or technologies, if any;

•	relationships with research and development collaborators;

•	capital contributions to our affiliates;

•	competing technological and market development activities; and

•	the time and costs of manufacturing, scale-up and commercialization activities.

We have engaged in collaborations and joint development agreements with other parties where the capabilities and strategies of the other parties complement ours. Although corporate collaborations, partnerships and joint ventures have provided cost reimbursement revenue to us in the past, we cannot assure you that this type of revenue will be available to us in the future. Substantially all of our cost reimbursement revenue to date has been for reimbursement of the cost of research and development services that we provided. Beginning in September, 2003, collaborative revenue also included reimbursement of the cost of marketing and sales services that we provided related to product commercialization.

We intend to expand our operations and continue development of our current portfolio of product candidates in clinical studies, as well as to continue discovery and preclinical research to identify additional product candidates. We also intend to continue to engage in pre-marketing activities necessary to bring our product candidates to market and to expand marketing and selling capabilities for product candidates ready for commercialization. Due to the uncertainties of drug development and commercialization, as discussed elsewhere herein, we are unable to determine if, or when, any of our current product candidates will begin to generate net cash inflows.

In the future, we may pursue new growth opportunities in a variety of ways including, but not limited to, internal discovery and development of new products, in-licensing of products and technologies and/or merger or acquisition of companies with desirable products and/or technologies. Expansion of our operations, including the expected U.S. launch of Cialis, will increase our future operating expenses. Furthermore, we may need to make incremental expenditures for additional laboratory, production and office facilities to accommodate the activities and personnel associated with these increased development and commercialization efforts. Any of these activities may require substantial capital investment.

Legal Proceedings

In October 2002, Pfizer Inc., Pfizer Limited, and Pfizer Ireland Pharmaceuticals filed a patent infringement lawsuit against ICOS, Lilly ICOS, and Lilly in the United States District Court for the District of Delaware. The complaint alleges that the intended and imminent use, offering for sale, selling, manufacture, or importing into the United States upon FDA approval of Cialis for the treatment of erectile dysfunction by ICOS, Lilly ICOS and Lilly will constitute infringement of plaintiffs’ U.S. Patent No. 6,469,012. The plaintiffs seek a judgment declaring that the defendants’ using, selling, offering for sale, making or importing of Cialis for the treatment of erectile dysfunction will infringe this patent. The plaintiffs also seek a permanent injunction, attorneys’ fees, costs and expenses. In January 2003, we filed an answer denying the central allegations of plaintiffs’ complaint and setting forth various affirmative defenses. In September 2003, the PTO ordered the reexamination of U.S. Patent No. 6,469,012. The reexamination process is provided for by law and requires the PTO to consider the validity of the patent based on a substantial new question of patentability raised by the PTO. On October 31, 2003, ICOS, Lilly ICOS and Lilly filed a motion for a stay with the District Court, to suspend the patent infringement lawsuit, pending the outcome of the reexamination. We are awaiting the judge’s ruling on this motion. Litigation is inherently unpredictable and the eventual outcome in a particular case is impossible to determine in advance. We believe that Pfizer’s suit lacks merit and intend to vigorously pursue our various defenses. If Pfizer were to prevail, however, we might be subject to substantial damages, prohibited from marketing Cialis for the treatment of erectile dysfunction in the United States, or required to enter into a licensing agreement to market Cialis in the United States. Any such adverse result could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks and Uncertainties

The discussion and analysis in this report contain forward-looking statements based on current expectations that are subject to risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” or “will” or the negative of those terms or comparable terminology. Our actual results and the timing of events could differ materially from those anticipated or implied by the forward-looking statements discussed herein as a result of various factors. Factors that could cause or contribute to such differences include risks associated with clinical development, regulatory approvals, manufacturing, collaboration arrangements with affiliates and third parties, liquidity, product commercialization, intellectual property claims, litigation and other risks discussed within this report. Risks related to the U.S. regulatory approval of Cialis and the successful commercialization of this product are particularly important in determining our future results. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under the caption “Risk Factors” of this report. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

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

We have incurred significant operating losses since we began operations in 1990. As of September 30, 2003, we had an accumulated deficit of $555.3 million. We currently do not expect to achieve profitability on a quarterly basis for at least two to three years. Even if we do become profitable, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis. Our operating losses have been increasing during the past several years and we anticipate that operating expenses will increase in the future as we continue development of our potential products, seek to obtain necessary regulatory approvals and manufacture and market these product candidates. Directly, and through Lilly ICOS, we expect to incur substantial marketing and other costs related to commercializing Cialis in Europe, Mexico and Canada and, if approved, in the United States. Even if we successfully develop products, we may be unable to generate significant revenues from those products to achieve and maintain profitability.

Our operating results are subject to fluctuations that may cause our stock price to decline.

Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenue is unpredictable and may fluctuate due to many factors, some of which we cannot control. For example, factors affecting our revenues presently or in the future could include:

•	timing of non-recurring license fees and the achievement of milestones under new and existing license and collaborative agreements;

•	level of contract manufacturing activity;

•	timing and success of product launches;

•	level of demand for our products, including changes in physician prescribing habits;

•	changes in wholesaler buying patterns;

•	changes in reimbursement rates or policies;

•	government regulation;

•	increased competition for new or existing products;

•	fluctuations in foreign currency exchange rates;

•	changes in our product pricing strategies; and

•	inability to provide adequate supply of our products

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

Our preclinical tests and clinical studies may fail to demonstrate the safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.

Successful development of pharmaceutical and biotechnology products is highly uncertain, and very few research and development projects produce a commercial product. Any failure or substantial delay in completing clinical studies for our product candidates may severely harm our business. We must subject our potential product candidates to extensive preclinical and clinical testing to demonstrate their safety and efficacy for humans before obtaining regulatory approval for the sale of any of such products. Clinical studies are expensive, time-consuming and may take years to complete. We may not complete preclinical tests and clinical studies of product candidates under development, and the results of the tests and studies may fail to demonstrate the safety or efficacy of such product candidates to the extent necessary to obtain regulatory approvals or to make commercialization of the product candidates worthwhile. At any time during these clinical studies, factors such as ineffectiveness of the product candidate, discovery of unacceptable toxicities or side effects, development of disease resistance or other physiological factors, or delays in patient enrollment, could cause us to interrupt, limit, delay or abort the development of these product candidates.

In addition, success in preclinical and early clinical studies does not ensure that late-stage or large-scale studies will succeed. Many companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in clinical studies, even after promising results had been obtained in earlier studies. We have stopped two of our late-stage Phase 3 clinical studies of product candidates following interim analyses: a Phase 3 study of Pafase for the treatment of severe sepsis was stopped in late 2002, and a study of LeukArrest™ (rovelizumab) for the treatment of ischemic stroke was stopped in early 2000. Recently, the results of an exploratory clinical study conducted with IC747 for the treatment of psoriasis showed that the efficacy was insufficient to warrant further development.

We may at times elect to use clinical strategies with a relatively higher risk of failure to advance product candidates through clinical development as rapidly as possible. For example, we may commence clinical studies without conducting preclinical animal efficacy testing, or we may conduct late-stage studies based on limited early-stage data. As a result, we anticipate that only some of our product candidates may show safety and efficacy in clinical studies and many may encounter difficulties or delays during clinical development.

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

The regulatory review and approval process, which includes preclinical and clinical studies of each product candidate, is lengthy, expensive and uncertain. To secure FDA approval, we must submit extensive preclinical and clinical data and supporting information to the FDA for each indication to establish the product candidate’s safety and efficacy. The approval process may take years to complete and may involve ongoing requirements for post-marketing studies. Any FDA or other regulatory approval of our product candidates, once obtained, may be withdrawn. The effect of government regulation may be to:

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

In June 2001, Lilly ICOS submitted a New Drug Application to the FDA for Cialis for the treatment of erectile dysfunction and, in April 2002, received an “approvable” letter from the FDA. The letter indicated that FDA approval for Cialis is conditional upon completion of additional pharmacology studies, labeling discussions and manufacturing inspections. During the second quarter of 2003, Lilly ICOS submitted a complete response to the FDA’s approvable letter. If the FDA finds that the additional required data are insufficient or if the FDA is unsatisfied with the manufacturing inspections, the FDA could require corrective action or additional data, which could further delay or prevent approval. For example, the FDA could require additional studies for Cialis that could require clinical testing in significantly more patients. Any additional studies could take years and require significant resources.

Even if Cialis is approved for commercial sale, we may be required to perform additional clinical studies or change the labeling of Cialis if we or others identify side effects after Cialis is on the market, which could harm sales of Cialis.

Even if Cialis is approved for commercial sale, if we or others identify side effects after Cialis is on the market, or if manufacturing problems occur:

•	regulatory approval may be withdrawn;

•	reformulation of the product, additional clinical studies, changes in labeling of the product or changes to or re-approvals of our or our partner’s manufacturing facilities may be required;

•	sales of Cialis may drop significantly;

•	our reputation in the marketplace may suffer; and

•	lawsuits, including class action suits, may be brought against us.

Any of the above occurrences could harm or prevent sales of Cialis or could increase the costs and expenses of commercializing and marketing Cialis.

We may be unable to establish sales and marketing capabilities necessary to successfully commercialize our potential products.

As a company, we have no experience in selling or marketing pharmaceutical products and have only recently hired experienced sales and marketing managers and pharmaceutical sales representatives. Lilly is expected to provide the majority of the sales and marketing resources to Lilly ICOS. Because we expect to market or co-market our potential products through a direct sales force, we will need to either successfully deploy our sales force or contract with a third party to provide a sales force to meet our needs. We may be unable to establish marketing, sales and distribution capabilities necessary to commercialize and gain market acceptance for our potential products. In addition, co-promotion or other marketing arrangements with others to commercialize potential products could significantly limit the revenues we derive from these potential products, and these parties may fail to commercialize our potential products successfully.

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

We do not have facilities to manufacture small molecule product candidates, such as Cialis, and we do not have sufficient manufacturing capacity to manufacture our biological product candidates in quantities necessary for commercial sale. In addition, our manufacturing capacity may be inadequate to complete all clinical studies contemplated by us over time. We intend to rely significantly on contract manufacturers, including our collaboration partners, to produce large quantities of drug material needed for clinical studies and commercialization of our potential products. We will have to depend on these manufacturers to deliver materials on a timely basis and to comply with regulatory requirements, including Good Manufacturing Practices, or GMP, regulations enforced by the FDA through its facilities inspection program. Contract manufacturers may be unable to meet our needs with respect to timing, quantity or quality of materials, and may fail to satisfy applicable regulatory requirements with respect to the manufacture of these materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our revenues and potential profitability may be lower. For example, our ability to satisfy demand for our products could be reduced, which could adversely affect our operating results. Further, our clinical studies may be delayed, which would delay the submission of product candidates for regulatory approval and the market introduction and subsequent commercialization of our potential products.

Manufacturing product candidates in compliance with regulatory requirements is complex, time-consuming and expensive. If we make changes in our manufacturing processes, the FDA and corresponding foreign authorities may require us to demonstrate that the changes have not caused the resulting drug material to differ significantly from the drug material previously produced. Also, we may want to rely on results of prior preclinical and clinical studies performed using the previously produced drug material. Depending on the type and degree of differences between the newer and older drug material, we may be required to conduct additional animal or clinical studies to demonstrate that the newly produced drug material is sufficiently similar to the previously produced drug material. We have made manufacturing changes and are likely to make additional manufacturing changes for the production of our product candidates currently in development. Manufacturing changes could result in delays in development or regulatory approval or in reduction or interruption of commercial sales of our potential products, and could impair our competitive position.

We may develop our manufacturing capacity in part by expanding our current facilities or building new facilities. Either of these activities would require substantial additional funds, and we would need to hire and train significant numbers of employees to staff these facilities. We may be unable to develop manufacturing facilities that are sufficient to produce drug material for clinical studies or commercial use. Moreover, we and any contract manufacturers that we may use must continually adhere to current Good Manufacturing Practices regulations. The FDA pre-market approval of our product candidates will not be granted if our facilities or the facilities of contract manufacturers cannot pass a preapproval plant inspection. In complying with these regulations and foreign regulatory requirements, we and any of our contract manufacturers will be obligated to expend time, money and effort in production, record keeping and quality control in an effort to ensure that our potential products meet applicable specifications and other requirements. If we or any of our contract manufacturers fail to comply with these requirements, we may be subject to regulatory sanctions.

Cialis is currently manufactured for Lilly ICOS by Lilly, and we expect that Cialis will continue to be manufactured by Lilly for sale in all markets where regulatory approval is granted. Tableting and packaging of Cialis for sale in the United States is expected to occur at Lilly’s Puerto Rico facility. An FDA pre-approval inspection is expected to conclude prior to approval of Cialis for sale in the United States.

We cannot assure you as to what future actions the FDA may take with regard to the manufacturing of Cialis, and we cannot be certain that the inspection of Lilly’s Puerto Rico facility will be satisfactorily completed or that it will not impact the anticipated approval or sale of Cialis in the United States.

Our business may be harmed if we cannot obtain sufficient quantities of raw materials and process them reliably and timely.

We depend on others for the timely supply of raw materials used to manufacture Cialis and to conduct preclinical testing and clinical studies of product candidates. Once a supplier’s materials have been selected for use in our manufacturing process, the supplier in effect becomes a sole or limited source of that raw material due to regulatory compliance procedures. Presently, Lilly is the sole authorized provider of the active pharmaceutical ingredient, or API, utilized in the manufacture of Cialis, and all API production for Cialis is conducted at a single Lilly facility. Lilly relies on a third-party vendor which has the exclusive rights to mill the API to conform the drug substance to specifications used in the manufacturing process. Once milled, the refined API is shipped to a different Lilly location, where the drug substance is manufactured into tablets, packaged and made ready for sale. At each of these stages in the manufacturing process, Lilly ICOS depends on an exclusive provider (i.e., Lilly or another vendor) for the timely supply and processing of raw materials. If any of these suppliers or processing facilities were to cease production or otherwise fail to supply Lilly ICOS with raw materials or manufacturing services in a timely manner, Lilly ICOS and ICOS could be materially adversely affected. Similar risks exist with respect to raw materials used in testing and developing our other product candidates.

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

Cialis and our potential products, if approved and commercialized, compete or will compete against well-established existing therapeutic products or treatments. In addition, a number of pharmaceutical and biotechnology companies are currently developing products targeting the same diseases and medical conditions that we target. For example, Pfizer has already successfully commercialized Viagra® (sildenafil citrate), a PDE5 inhibitor that competes with our product, Cialis. Also, Bayer AG, together with its marketing partner GlaxoSmithKline, recently began marketing Levitra® (vardenafil HCl), another PDE5 inhibitor for the treatment of erectile dysfunction. An FDA decision for Cialis is expected to occur late in 2003, with U.S. product launch anticipated to occur shortly thereafter. Initial commercial introduction in the United States could be negatively impacted as a result of Cialis reaching the U.S. market after Levitra.

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

Patent litigation is very common in the pharmaceutical industry. We cannot assure you that third parties will not assert patent or other intellectual property infringement claims against us or our collaboration partners with respect to technologies used in potential products. For example, on October 22, 2002, the PTO issued to Pfizer a “method of use” patent (U.S. Patent No. 6,469,012). Later that day, Pfizer filed a lawsuit in United States District Court for the District of Delaware against ICOS, Lilly and Lilly ICOS alleging that the proposed marketing of our product candidate Cialis would infringe this patent. We believe that Pfizer’s suit lacks merit and intend to vigorously pursue our defenses.

In September 2003, the PTO ordered the reexamination of U.S. Patent No. 6,469,012. The reexamination process is provided for by law and requires the PTO to consider the validity of the patent based on a substantial new question of patentability raised by the PTO. On October 31, 2003, ICOS, Lilly ICOS and Lilly filed a motion for a stay with the District Court, to suspend the patent infringement lawsuit, pending the outcome of the reexamination. We are awaiting the judge’s ruling on this motion.

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

Additionally, we may have to resort to costly and time-consuming proceedings and litigation to determine the validity or scope of the proprietary rights of others. For example, we, Lilly and eleven other companies were involved in an opposition proceeding in the European Patent Office in which we opposed a patent previously granted by the European Patent Office to Pfizer. This patent (EP 0702555) is a “method of use” patent related to the patent (US 6,469,012) subsequently granted to Pfizer in the United States. Although the opposition proceeding was successful before the Opposition Division of the European Patent Office, which on July 18, 2001, revoked all of the claims, Pfizer has appealed. Pfizer’s European patent had been nationalized by Pfizer in most European countries. Lilly ICOS brought suits challenging the patent in several of these countries. Generally, these cases have been stayed pending the appellate decision in the opposition proceeding before the European Patent Office. The resolution of the European Patent Office appeal and pending or subsequent litigation in the various European countries could take years. If Pfizer’s patent were not ultimately revoked by the European Patent Office or by the courts in European countries, we might be subject to litigation by Pfizer in Europe, prohibited from marketing Cialis for the treatment of erectile dysfunction in some European countries, or required to enter into license agreements to market Cialis in Europe. We cannot assure you that such agreements would be available on commercially reasonable terms, if at all.

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

We face inherent exposure to product liability claims in the event that the use of our product is alleged to have resulted in harm to others. This risk exists in clinical studies as well as for products that we sell. In addition, the pharmaceutical and biotechnology industries in general have been subject to significant medical malpractice litigation. We may incur significant liability if product liability or malpractice lawsuits against us are successful. Furthermore, product liability claims, regardless of their merits, could be costly and divert management’s attention from other business concerns, or adversely affect our reputation and the demand for our products. Although we maintain product liability insurance, we cannot be certain that this coverage is adequate or that it will continue to be available to us on acceptable terms.

If we are unable to obtain additional funding needed to develop, market and sell our potential products, we could be required to delay, scale back or eliminate expenditures for some of our programs or grant rights to third parties to develop and market our potential products.

Our business does not currently generate the cash needed to finance our operations. We will require substantial financial resources to conduct the time-consuming and costly research, preclinical development, clinical studies, manufacturing, regulatory, and sales and marketing activities necessary to commercialize our potential products. We may need to seek additional financing through public or private sources, including equity or debt financings, and through other alternatives, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements. Financing may, however, be unavailable when we need it or may not be available on acceptable terms, if at all. If we raise additional funds by issuing common stock or convertible debt securities, the percentage ownership of our existing stockholders could be reduced. Any debt or equity securities that we issue may have rights superior to those of our common stock. We may also issue debt that has rights superior to those of the holders of our convertible subordinated debt. If we are unable to raise additional funds when we need them, we could be required to delay, scale back or eliminate expenditures for some of our development programs or grant rights to third parties to develop and market product candidates that we would prefer to develop and market internally. If we are required to grant such rights, the ultimate value of these product candidates to us may be reduced.

We have a significant amount of debt that may adversely affect our financial condition.

We have outstanding $278.7 million aggregate principal amount of convertible subordinated notes, bearing interest at 2%. The notes mature on July 1, 2023. However, on July 1, 2010, July 1, 2013 and July 1, 2018, holders of the notes may require us to repurchase all or part of their notes, for cash, at a price equal to 100% of the principal amount of the notes plus accrued interest. This is a significant amount of debt that carries a substantial debt service obligation. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the notes, we will be in default under the terms of an indenture, which could, in turn, cause defaults under our future debt obligations.

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

At September 30, 2003, our financial instruments consist principally of cash, cash equivalents, marketable investment securities, a note receivable and convertible subordinated debt which bears interest at a fixed interest rate of 2% per annum. We do not use derivative financial instruments in our investment portfolio. Our exposure to market risk for changes in interest rates relates primarily to our marketable investment securities, note receivable and convertible subordinated debt. Because of the relatively short maturities of our investments and note receivable, we do not expect interest rate fluctuations to materially affect the aggregate value of our financial assets. The market value of our convertible subordinated debt is expected to change, to a small extent, inversely to changes in interest rates. More importantly, however, the market value of our convertible subordinated debt is expected to change as our stock price changes.

ITEM 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of ICOS’ “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that, as of that date, our disclosure controls and procedures were effective in ensuring that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls. To our knowledge, there were no significant changes in our internal controls during the third quarter that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART II.	Other Information

ITEM 1.	Legal Proceedings

The patent infringement lawsuit brought by Pfizer and its affiliates against ICOS, Lilly ICOS and Lilly in the United States District Court for the District of Delaware is reported in our Annual Report on Form 10-K for the year ended December 31, 2002. In September 2003, the PTO ordered the reexamination of the patent which is the subject of the lawsuit. The reexamination process is provided for by law and requires the PTO to consider the validity of the patent based on a substantial new question of patentability raised by the PTO. On October 31, 2003, ICOS, Lilly ICOS and Lilly filed a motion for a stay with the District Court, to suspend the patent infringement lawsuit, pending the outcome of the reexamination. We are awaiting the judge’s ruling on this motion.

ITEM 2.	Changes in Securities and Use of Proceeds

On June 20, 2003, we completed a private offering of $250.0 million of 2% Convertible Subordinated Notes, in a private placement to qualified institutional buyers in reliance on Rule 144A and to non-U.S. purchasers pursuant to Regulation S, under the Securities Act. On July 18, 2003, the initial purchasers, Credit Suisse First Boston and Goldman, Sachs, & Co., exercised, in part, their option to purchase additional convertible subordinated notes in the principal amount of $28.7 million. The issuance of these securities to the initial purchasers was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof. We incurred approximately $8.7 million of costs in connection with the issuance of the notes. The notes are unsecured, subordinated to any senior indebtedness, and convertible, at the option of the holder, into our common stock at a conversion price of $61.50 per share, subject to adjustment in certain circumstances. The notes mature on July 1, 2023. Note holders may require us to purchase, for cash, all or a portion of their notes on July 1, 2010, 2013 or 2018 at a price equal to the principal amount of the notes being repurchased. We may redeem all or a portion of the notes, at par, for cash at any time on or after July 5, 2010. The net proceeds of the offering are expected to be used to fund costs associated with the anticipated U.S. commercial launch of Cialis, research and development activities, working capital and other general corporate purposes.

In connection with the notes offering, ICOS entered into a registration rights agreement with the representatives of the initial purchasers. In September 2003, ICOS filed a shelf registration statement on Form S-3, with the SEC, to register the resale of the notes sold in the offering and the shares issuable upon conversion of the notes. Under the terms of the agreement, ICOS has agreed to use best efforts to cause the registration statement to become effective as soon as possible, but not later than 180 days after June 20, 2003.

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1 Section 302 Certification of Paul N. Clark

Exhibit 31.2 Section 302 Certification of Michael A. Stein

Exhibit 32.1 Certification of Paul N. Clark Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification of Michael A. Stein Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports Filed on Form 8-K

None

(c) Reports Furnished on Form 8-K

On August 5, 2003, ICOS furnished a report on Form 8-K reporting the issuance of a press release announcing its financial results for the quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICOS CORPORATION

Date: November 4, 2003	By:	/S/ MICHAEL A. STEIN

Michael A. Stein Vice President and Chief Financial Officer (Principal Financial Officer)