Form 10-K
period 2003-12-31
ICOS CORP / DE
filed 2004-03-12
CIK 874294

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

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

Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).   Yes ☑     No ☐

State the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2003. $2,094,741,250

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of January 31, 2004.

Title of Class	Number of Shares
Common Stock, $.01 par value	63,218,406

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2004, are incorporated by reference in Part III of this Form 10-K.

ICOS CORPORATION

* Not Applicable

PART I

Item 1.	Business

Overview

ICOS Corporation, a biotechnology company, is dedicated to bringing innovative therapeutic products to patients. Headquartered in Bothell, Washington, we are marketing our first product, Cialis® (tadalafil), for the treatment of erectile dysfunction, through Lilly ICOS LLC (Lilly ICOS), our joint venture with Eli Lilly and Company (Lilly). Our goal is to develop and commercialize treatments for serious unmet medical conditions such as chronic obstructive pulmonary disease, cancer and inflammatory diseases.

Over the years, we have established collaborations with pharmaceutical and biotechnology companies to enhance our internal development capabilities, to acquire rights to additional product candidates and to offset a substantial portion of the financial risk of developing individual product candidates. In each case, we acquired or retained substantial rights to the product candidates covered by the collaborations. These rights are intended to provide us with the opportunity to participate in a significant portion of the potential economic benefit from successful development and commercialization. Our most significant ongoing collaboration is Lilly ICOS. We expect to establish additional collaborations with pharmaceutical and other biotechnology companies in the future.

Business Strategy

Our objective is to become a leading biopharmaceutical company focused on the discovery, development and commercialization of innovative drugs. We intend to accomplish this objective by:

Successfully commercializing Cialis in the United States, Europe, and other countries.    With the United States Food and Drug Administration’s (FDA) 2003 approval of Cialis for erectile dysfunction, and subsequent Cialis product launch in the United States, we have succeeded in bringing our first product to the commercial market on a worldwide basis. Through sales and marketing efforts with Lilly, we intend to aggressively increase awareness of the unique benefits of Cialis, as we expand our position in the large and growing erectile dysfunction market.

Diversifying and commercializing our portfolio of product candidates.    We have developed, and plan to continue to develop, a portfolio of product candidates encompassing a variety of therapeutic approaches to address both chronic and acute diseases and medical conditions. For example, we are currently researching and developing product candidates targeting, among others, urologic disorders, chronic obstructive pulmonary disease, cancer and inflammatory diseases. To mitigate some of the risks inherent in clinical development, we plan to develop a number of product candidates in parallel. We believe this diversified approach yields the greatest opportunity for long-term commercial success.

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

Identifying attractive acquisition and in-licensing candidates.    We have acquired and in-licensed product candidates and plan to acquire or in-license additional product candidates in the future. We believe that we are well positioned to attract additional product candidates as a result of our demonstrated experience and success in completing such arrangements.

Forming strategic collaborations.    We have established, and intend to continue to establish, corporate collaborations with pharmaceutical and other biotechnology companies to enhance the development of product candidates. These collaborations enable us to retain a significant portion of the potential economic benefit, while offsetting a substantial portion of the financial risk, of developing product candidates. For example, in the past we have entered into collaborations with Lilly, Suntory Ltd., Encysive Pharmaceuticals Inc. (Encysive, formerly Texas Biotechnology Corporation) and Biogen IDEC, Inc. (Biogen, formerly Biogen, Inc.). Collaborations such as these generally enable us to develop a greater number of product candidates than otherwise would be possible and provide us with domestic and international marketing and sales expertise for our partnered product candidates, if approved.

Expanding our intellectual property portfolio.    We intend to continue to aggressively pursue protection of our proprietary technology and other intellectual property. We believe that establishing a strong proprietary position could provide an important competitive advantage in our target markets. We have applied, and are applying, for patents for Cialis, our product candidates and unique aspects of our technologies, both in the United States and, when appropriate, in other countries.

Cialis

Our first commercial product, Cialis, is being prescribed around the world for patients with erectile dysfunction. Cialis is being manufactured and marketed by Lilly ICOS, which has rights to commercialize Cialis in North America and Europe. In the context of Lilly ICOS territories, North America includes the United States, Canada and Mexico. Europe includes the current fifteen member countries of the European Union – Austria, Belgium, Denmark, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain, Sweden, Switzerland and the United Kingdom – plus Finland, Iceland, and Norway. Lilly has exclusive rights to market Cialis in territories in the remainder of the world, and pays royalties to Lilly ICOS, equal to 20% of net sales in those territories.

During the first quarter of 2003, Lilly ICOS launched Cialis in Europe, followed by additional launches later in the year in North America. Cialis became available for the treatment of erectile dysfunction in Mexico, in August 2003, and Canada, in November 2003. Lilly ICOS received FDA approval, to market Cialis in the United States, on November 21, 2003. The product was available in pharmacies throughout the United States by early December 2003.

Cialis is an oral inhibitor of the phosphodiesterase type 5 enzyme (PDE5). Lilly ICOS has conducted approximately 100 clinical studies, involving more than 10,000 human subjects, in evaluating Cialis for the treatment of erectile dysfunction. Efficacy studies demonstrated that Cialis both improved a patient’s ability to attain and maintain an erection sufficient for sexual intercourse and significantly increased the percentage of successful sexual attempts. Clinical studies further demonstrated that Cialis is effective up to thirty-six hours after taking the drug and may work as early as thirty minutes after dosing. We believe that the drug’s duration and the ability to take the drug without regard to food allows men and their partners more freedom and spontaneity to choose the right moment for sexual activity.

Background.    Erectile dysfunction is a condition in which a man is unable to attain or maintain an erection sufficient for sexual intercourse. Erectile dysfunction affects an estimated 30 million men in Europe and an estimated 40 million men in North America and is increasingly recognized as a serious and treatable medical condition. Erectile dysfunction is often associated with underlying diseases such as diabetes, cardiovascular disease and depression, or may be a neurological consequence of conditions such as prostate surgery, spinal cord injury or treatment with certain medications.

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

Current Treatment.    Until 1998, treatments for erectile dysfunction were primarily limited to the use of injectables, vacuum pumps and prostheses, which are inconvenient and unpleasant options that have limited the size of the treated population. With the introduction in 1998 of Viagra® (sildenafil citrate), which also inhibits PDE5, millions of men were motivated for the first time to acknowledge their affliction and seek treatment. In 2003, Bayer AG, together with its marketing partner GlaxoSmithKline, introduced Levitra® (vardenafil HC1) as an alternative treatment for erectile dysfunction. We believe, however, that many men have ceased therapies for erectile dysfunction due to ineffectiveness, unpleasant side effects or inconvenient administration. We believe that as few as 10% of the world’s male population who could benefit from orally administered treatment for erectile dysfunction are currently undergoing treatment. We believe the entry of Cialis into the marketplace is encouraging use among the untreated population of erectile dysfunction patients, in addition to encouraging those currently using other therapies to switch to Cialis.

Research and Development Pipeline

We are studying and developing product candidates targeting a variety of serious diseases and medical conditions, as summarized in the following paragraphs.

Clinical Program

IC485 is an orally administered, small molecule inhibitor of the type 4 cyclic adenosine monophosphate (cAMP) phosphodiesterase enzyme, or PDE4. Inhibition of PDE4 leads to an increase in the second messenger, cAMP, within cells. This inhibition may in turn reduce the cell’s production of tumor necrosis factor alpha (TNF-alpha) and a variety of other inflammatory mediators.

Chronic Obstructive Pulmonary Disease (COPD) Clinical Application

Background.    COPD is under consideration as the primary clinical application for IC485. According to the U.S. Centers for Disease Control and Prevention, a national health survey suggests that as many as 24 million people in the United States are affected by COPD.

Current Treatment.    COPD is currently treated with bronchodilators (beta 2 antagonists and anti-cholinergics), corticosteroids and anti-inflammatory drugs. However, these drugs have been of limited benefit in treating the disease and only recently have some of these therapies been approved for the treatment of COPD patients.

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

Development Status.    We began a Phase 2 study evaluating IC485 for patients with COPD in 2003. We expect to complete this study in 2005.

Discovery and Preclinical Research

We continuously evaluate new product candidates as part of our discovery research program. We use an integrated approach in this process that incorporates our capabilities in molecular, cellular and structural biology, high throughput drug screening, medicinal chemistry and gene expression profiling. The following table summarizes our research and preclinical programs.

Program	Target Indication	Status

Cell cycle checkpoint/DNA repair inhibitors	Cancer	Preclinical

Lipid and protein kinase inhibitors	Inflammatory diseases	Preclinical

Other phosphodiesterase inhibitors	Multiple diseases	Preclinical

Cell adhesion molecule antagonists (including LFA-1)	Cardiovascular, autoimmune, inflammatory and fibrotic diseases	Preclinical

Chemokine receptor antagonists	Allergic inflammatory diseases	Research

Novel antibiotics	Infectious diseases	Research

In the status column of the foregoing table: “Preclinical” indicates evaluation of lead or preferred compounds for safety, pharmacology and proof of efficacy in non-human animal models; and “Research” indicates the research phase of the product identification process for compounds for which activity in target human biological assay systems has been demonstrated in laboratory tests, but which have not yet been tested in non-human animal models of specific human diseases.

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

Cell Adhesion Molecule Antagonists

Efforts are underway to develop small molecule antagonists that target several different cell adhesion molecules. These adhesion proteins are expressed on the surface of white blood cells and function as both regulators of cell movement and of cell signaling. Depending on which cell adhesion pathway is affected, these drugs can target diseases such as inflammatory diseases, including psoriasis, fibrotic diseases, including degenerative diseases of the lung, liver and kidney, or autoimmune diseases, including rheumatoid arthritis. Our current preclinical studies include the testing of inhibitors in models of inflammatory and fibrotic diseases.

Research Programs

Since our inception, we have placed a strong emphasis on generating novel drug candidates from our own internal research activities. Over the past thirteen years, we have assembled a highly integrated multidisciplinary research staff which includes:

•	molecular biologists and biochemists who identify new genes or proteins that are either product candidates or targets for product candidates; and

•	medicinal and process chemists, robotics experts, and pharmacologists, toxicologists and pathologists who create, evaluate and optimize new product candidates.

To use our expertise most effectively, we have concentrated our product discovery efforts on specific gene families, including phosphodiesterases, cell adhesion molecules and cell cycle checkpoint enzymes. In each case, we seek first to identify all the members of the family, understand the distribution of each member within the body and, through multiple functional tests, determine which members are most likely to affect human disease in a manner that can lead to therapeutic treatment. Once a given target is linked to an important biological function, such as activation of white blood cells, it is screened by our robotics group against a complex library of small organic molecules, from which lead compounds are identified. These lead compounds are tested against structurally related targets, encoded within the same family of genes and then optimized through repetitive cycles of chemical modification to yield a final product candidate. During the optimization process, our chemists and pharmacologists work together to build other attractive characteristics into the product candidate, such as the capacity to be administered orally and be maintained at appropriate levels in the bloodstream. The advantage of this gene family approach is that the initial efforts that yield a promising product candidate targeting one family member also provide valuable information about how to create product candidates that target other members of the gene family. For example, novel structural information regarding how a small molecule interacts with its target, such as the cell adhesion molecule LFA-1 (leukocyte function-associated antigen one), has been used to identify lead compounds that selectively block the function of other protein targets containing a related structural motif termed “IDAS”. This approach not only provides additional opportunities in other therapeutic areas, but also may markedly reduce the effort required to produce the next product candidate.

Our current discovery research programs are directed toward the discovery of new product candidates for the treatment of various diseases, including allergic and other inflammatory diseases, cardiovascular diseases, fibrotic diseases and infectious diseases.

Compounds in the research phase of the product identification process are those for which activity in the target human biological assay systems has been demonstrated in laboratory tests. These compounds have not yet been tested in non-human animal models of specific human diseases. These compounds include:

•	antagonists of a chemokine receptor that promotes the exit of certain white blood cells from the bloodstream to sites of inflammation, which are potentially important in allergic inflammatory diseases such as asthma and skin inflammation;

•	compounds that block the function of other cell adhesion molecules that are potentially important in diseases such as rheumatoid arthritis, asthma and other degenerative diseases of the kidney, liver and lung;

•	lead inhibitors of other members of the PDE family of enzymes, including those that may be involved in regulating diseases of the central nervous system and urological disorders, such as incontinence; and

•	molecules that represent lead compounds for new classes of antibiotics.

Total research and development expenses were $85.8 million in 2003, $129.4 million in 2002, and $99.0 million in 2001.

Patents and Proprietary Rights

Because of the length of time and expense associated with bringing new products through development and the governmental approval process, pharmaceutical and biotechnology companies have traditionally placed considerable importance on obtaining and maintaining patent protection for significant new technologies, products and processes. We have applied, and are applying, for patents for our product candidates and aspects of our technologies both in the United States and, when appropriate, in other countries. Our ability, however, to obtain patents in a timely manner, if at all, in foreign countries may be limited by the laws of some of those countries. For example, many countries, including several European countries, allow for an opposition period, often lasting many months, after a patent is granted, providing third parties with the opportunity to submit arguments that may call for the withdrawal of or limitations on the affected patents.

Even if we are granted patents by government authorities, the validity and enforceability of patents issued to pharmaceutical and biotechnology companies has proven highly uncertain. For example, legal considerations surrounding the validity of patents in the fields of pharmaceuticals and biotechnology are in transition, and we cannot assure you that the historical legal standards surrounding questions of validity will continue to be applied or that current defenses relating to issued patents in these fields will, in fact, be considered sufficient in the future. In addition, we cannot assure you as to the degree and range of protections any of our patents may afford us, whether patents will be issued or the extent to which we will be successful in avoiding infringement of patents granted to others. For example, patents which have already been issued to us may be subjected to further governmental review that may ultimately result in the reduction of their scope of protection, and pending patent applications may have their requested breadth of protection significantly limited before being issued, if issued at all. Furthermore, since publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot assure you that we were the first creator of inventions covered by our patents or pending patent applications, or that we were the first to file patent applications for these inventions. In addition, after seeking advice of counsel, we may undertake research and development with respect to potential products, even when we are aware of third party patents that may be relevant to these potential products, on the basis that such patents may be challenged or licensed by us. If our subsequent challenges to or attempts to license such patents were to prove unsuccessful, we may not be able to commercialize our potential products after having incurred significant expenditures, and may be subject to patent infringement claims. Under U.S. federal law, companies are protected against claims of infringement for using technology patented by others in clinical studies. Accordingly, we cannot assure you that the absence of litigation with respect to our product candidates in clinical development is an indication that our commercially marketed products will not be found to infringe the patent rights of others.

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

In connection with the treatment of erectile dysfunction, our principal competitor, Pfizer Inc., or Pfizer, has been granted a number of U.S. and foreign patents. On October 22, 2002, the U.S. Patent and Trademark Office, or PTO, issued to Pfizer a “method of use” U.S. Patent No. 6,469,012. Later that day, Pfizer filed a lawsuit in the United States District Court for the District of Delaware against ICOS, Lilly, and Lilly ICOS alleging that the proposed marketing of product candidate Cialis would infringe this patent. In September 2003, the PTO ordered the reexamination of U.S. Patent No. 6,469,012. The reexamination process is provided for by law and requires the PTO to consider the validity of the patent based on substantial new questions of patentability raised by the PTO. In October 2003, ICOS, Lilly ICOS and Lilly filed a motion for a stay with the District Court, to suspend the patent infringement lawsuit, pending the outcome of the reexamination. In November 2003, the judge granted the requested stay. We believe that Pfizer’s suit lacks merit and intend to vigorously pursue our defenses. If Pfizer were to prevail, however, we might be subject to substantial damages, prohibited from marketing Cialis for the treatment of erectile dysfunction in the United States, or required to enter into a licensing agreement to market Cialis in the United States. We cannot assure you that any required agreement would be available on commercially reasonable terms, if at all.

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

While we pursue patent protection and enforcement of our product candidates and aspects of our technologies when appropriate, we also rely on trade secrets, know-how and continuing technological advancement to develop and maintain our competitive position. To protect this competitive position, we regularly enter into confidentiality and proprietary information agreements with third parties, including employees, suppliers and collaborators. Our employment policy requires each new employee to enter into an agreement that contains provisions generally prohibiting the disclosure of confidential information to anyone outside of ICOS and providing that any invention conceived by an employee within the scope of his employment duties is the exclusive property of ICOS. Furthermore, our know-how that is accessed by third parties through collaborations and research and development contracts and through our relationships with scientific consultants is generally protected through confidentiality agreements with the appropriate parties. We cannot, however, assure you that these protective arrangements will be honored by third parties, including employees, suppliers and collaborators, or that these arrangements will effectively protect our rights relating to unpatented proprietary information, trade secrets and know-how. In addition, we cannot assure you that other parties will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our proprietary information and technologies.

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

Government Regulation

Regulation by government authorities in the United States, Europe, and other countries is a significant consideration in the manufacture and marketing of Cialis and our potential product candidates and in our ongoing research and product development activities. Our product candidates will require regulatory approval by government agencies prior to commercialization. Human therapeutic products are subject to rigorous preclinical and clinical testing and other approval requirements by the FDA and comparable agencies in foreign countries. The time required for completing testing and obtaining approvals of our product candidates is uncertain, but often takes many years. Any delay in the approval of testing or in the evaluation of preclinical or clinical results by governmental authorities may hinder product development. In addition, we may encounter delays in product development or rejections of product applications due to changes in FDA or foreign regulatory policies during the period of product development and testing. Various federal, state and foreign statutes and regulations, including the Federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated thereunder, also regulate the manufacturing, safety, labeling, storage, record keeping, advertising, promotion and marketing of our product candidates. Failure to comply with these legal requirements may subject us to, among other things, civil penalties, criminal prosecution and restrictions on product development and production. The lengthy process of obtaining regulatory approvals and ensuring compliance with appropriate statutes and regulations requires the expenditure of substantial resources. Any delay or failure by us to obtain regulatory approvals could adversely affect our ability to commercialize our product candidates, receive collaborative research or royalty payments and generate sales revenue.

In general, the steps ordinarily required before a new therapeutic product candidate may be marketed in the United States include:

•	preclinical laboratory tests, animal tests and formulation studies;

•	the submission to the FDA of an Investigational New Drug Application, which must become effective before clinical testing may begin in humans;

•	the conduct of adequate and well-controlled clinical studies to establish the safety and efficacy of the product candidate for each indication;

•	the submission of a New Drug Application (NDA) or Biologics License Application, as the case may be, to the FDA; and

•	FDA review and approval of an NDA or Biologics License Application, as the case may be, prior to any commercial sale or shipment of the product candidate.

Preclinical studies generally are conducted in the laboratory to evaluate the potential safety and efficacy of a therapeutic product candidate and are undertaken in compliance with Good Laboratory Practices regulations. The results of these studies are submitted to the FDA as part of an Investigational New Drug Application, which must be reviewed by the FDA before clinical testing may begin in the United States. Once the FDA is satisfied with or does not comment on the submission of the Investigational New Drug Application, clinical studies on humans may begin, although the FDA may put a hold on these studies at any time. Additional studies in animals are conducted after the Investigational New Drug Application is effective, and the results are submitted to the FDA to justify continued testing of the drug in humans. At the time of submission of the NDA or Biologics License Application, these studies and all other animal studies conducted are submitted to the FDA in support of such application.

Clinical studies are conducted in accordance with Good Clinical Practices regulations at independent investigator sites under protocols, designed by the sponsor, which detail the objectives of the study, the parameters to be used in monitoring safety and the efficacy criteria to be evaluated. Typically, clinical evaluation involves three sequential phases, which may overlap. During Phase 1, clinical studies are conducted with a relatively small number of subjects to determine the early safety profile of a drug, as well as the pattern of drug distribution and drug metabolism by the subject. In Phase 2, clinical studies are conducted with groups of patients afflicted by a specific target disease to determine preliminary efficacy, optimal dosages and dosage tolerance, and to gather additional safety data. In Phase 3, large-scale, multicenter comparative clinical studies are conducted with patients afflicted with a specific target disease to provide data for the statistical proof of efficacy and safety as required by the FDA and others. The FDA and a clinical study sponsor may suspend clinical studies at any time if it is believed that clinical subjects are being exposed to an unacceptable health risk.

The results of preclinical and clinical testing of a product candidate, as well as data relating to a product candidate’s chemistry, pharmacology and manufacture, are required to be submitted to the FDA, in the form of an NDA for small molecule products or a Biologics License Application for biological products, in order to seek FDA approval. FDA approval of the NDA or Biologics License Application is required before marketing of a product may begin in the United States. The cost of this process may be substantial. In response to an NDA or Biologics License Application, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria, including the pre-approval of relevant product manufacturing facilities. No action can be taken to market any new drug or biologic product in the United States until an appropriate marketing application has been approved by the FDA. Following approval, the FDA may require additional testing and surveillance programs to monitor the side effects or adverse events associated with use of a new product. The FDA may prevent or limit future marketing of a product based on the results of these post-marketing programs. Additional testing is also required to gain approval for the use of a product as a treatment for indications other than those already approved.

In order to manufacture our potential products, a domestic drug manufacturing facility must be registered with the FDA as a domestic drug manufacturing establishment, must submit to periodic inspection (including a pre-approval inspection) by the FDA and must comply with current Good Manufacturing Practices, or GMP, regulations. In addition, to supply products for use in the United States, foreign manufacturing establishments must comply with these regulations and are subject to periodic inspection by the FDA or corresponding regulatory agencies in countries under reciprocal agreements with the FDA.

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

With the approval of Cialis for sale in the United States, we are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify exemptions or “safe harbors” for certain payment arrangements that do not violate the anti-kickback statutes. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing certain practices, it is possible that our future practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). If the government were to allege against or convict ICOS, or Lilly ICOS, of violating these laws, there could be a material adverse effect on us, including our stock price. Our future activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities.

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

We are also subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices and the experimental use of animals. The extent and character of government regulation that might result from future legislation or administrative action, including additions or changes to environmental laws, cannot be accurately predicted and may materially affect our business operations and revenues. Additionally, our present and future business is and will continue to be subject to various other forms of governmental regulation.

Competition

Competition in the pharmaceutical and biotechnology industries is intense and is expected to increase over time. Cialis is expected to encounter intense competition, and we expect that our product candidates will encounter significant competition as well, should they reach the market. A number of pharmaceutical and biotechnology companies are currently developing products targeting many of the same diseases and medical conditions that we target, and some of our competitors’ products have entered clinical studies or are already commercially available.

Many of our competitors have substantially more experience, capital, research and development, regulatory, manufacturing, sales, marketing, human and other resources than we do. Our competitors include pharmaceutical, biotechnology and other companies. Furthermore, significant levels of biotechnology research now occur in universities, government agencies and other nonprofit research institutions. All of these entities have become increasingly active in seeking patent protection and licensing revenues for their research results, thereby providing us with additional future competition and potential costs to our operations. In addition, many major pharmaceutical companies have made commercial arrangements with other biotechnology companies or research institutions to further their development of products that may compete with our potential products.

We believe the principal competitive factors affecting our markets are the timing and scope of regulatory approvals, safety and efficacy of therapeutic products, cost and availability of these products, availability of alternative treatments, third party reimbursement programs and patent and proprietary rights protection. Although we believe that we are positioned to compete adequately with respect to these factors in the future, our future success is currently difficult to predict. Cialis was only recently approved. Our product candidates are in various stages of development and, accordingly, subject to substantial research, development, regulatory approval and commercialization risks. The timing of market entry can be an important factor in determining a new product’s eventual success and profitability. Early entry may have important advantages in gaining product acceptance and market share. Therefore, the relative speed with which we can develop products and receive regulatory approval will likely be important to our competitive success.

The erectile dysfunction market is well established and intensely competitive. Throughout most of the world, Cialis competes against Viagra, which Pfizer has already successfully commercialized, and Levitra, which is being commercialized by Bayer AG together with its marketing partner GlaxoSmithKline. Like Cialis, both Viagra and Levitra are PDE5 inhibitors for the treatment of erectile dysfunction. Our principal competitor, Pfizer, is the largest pharmaceutical company in the world and GlaxoSmithKline is the second largest. Other erectile dysfunction treatments are in development, and any other products or technologies that are directly or indirectly successful in treating erectile dysfunction could negatively impact the market for Cialis.

IC485, if approved for the treatment of COPD, could compete with other PDE4 inhibitors such as cilomilast, roflumilast and other compounds which are currently under regulatory review or are in late-stage development. In addition, Spiriva HandiHaler, a bronchodilator, and Advair Diskus® 250/50, a combination of a bronchodilator and a corticosteroid, have recently been approved for the treatment of COPD.

Our other potential products, if approved and commercialized, could compete against well-established existing therapeutic products that may currently be reimbursed by government health administration authorities, private health insurers and health maintenance organizations.

Manufacturing

We currently do not have facilities to produce small molecule drugs. We have established relationships with third party manufacturers to produce the required materials for our small molecule programs. We cannot assure you that we will be able to maintain our current relationships with third party manufacturers and suppliers or establish future arrangements with third party manufacturers and suppliers on commercially reasonable terms, if at all. We participate in quality control and quality assurance processes related to the manufacture of potential products for us and our affiliates. However, there is no assurance that regulatory bodies will not raise issues regarding manufacturing and quality processes.

Cialis is currently manufactured by Lilly under contract with Lilly ICOS. Lilly depends on others for the timely supply of raw materials used to manufacture Cialis and the performance of certain manufacturing processes. There can be no assurance that Lilly ICOS will be able to accurately anticipate future demand for Cialis or maintain adequate manufacturing capacity.

We manufacture recombinant protein-based clinical materials in our production facilities in Bothell, Washington, a suburb of Seattle, to support our clinical studies. Our current facilities are capable of utilizing both microbial- and mammalian-based production processes and were designed to meet the FDA requirements for the production of purified recombinant protein bulk product. In the absence of a need to manufacture our own product candidates at our production facilities, we are manufacturing purified recombinant protein bulk product for third parties pursuant to contractual arrangements and may enter into additional arrangements in the future.

We depend on the timely supply of raw materials used to manufacture product candidates for use in preclinical testing and clinical studies and for our contract manufacturing business. We attempt to remain apprised of the financial condition of our suppliers, their ability to supply our needs and the market conditions for these raw materials. Raw materials may be subject to contamination and recall. A material shortage, contamination, or recall could adversely impact or disrupt the manufacturing of our products.

Marketing and Sales

Cialis

We recently hired and deployed an ICOS sales force of approximately 165 experienced pharmaceutical sales representatives that, together with sales representatives from Lilly, are co-promoting Cialis across the United States on behalf of Lilly ICOS. Our sales representatives are focused primarily on physicians in private practice, specializing in the field of urology. We utilize typical pharmaceutical company selling and marketing techniques, including sales representatives calling on individual physicians, medical education programs, professional symposia, promotional materials and public relations. Costs of marketing and selling Cialis are charged to Lilly ICOS and reported as collaboration revenue from related parties in our consolidated statements of operations. Beginning in September 2003, and continuing through December 2004, our costs of marketing and selling Cialis in the United States are fully reimbursable by Lilly ICOS. Thereafter, selling activities using ICOS sales representatives are generally reimbursable by Lilly ICOS at 60% of actual cost. The cost of marketing activities will continue to be fully reimbursed by Lilly ICOS.

We have limited marketing support service experience and, therefore, rely heavily on Lilly to supply marketing support services for Cialis in the United States, including customer service, order entry, shipping and billing services. Lilly is currently responsible for all sales and marketing activities for Cialis outside the United States. However, beginning as early as 2006, we are required to assume a portion of the sales and marketing responsibilities for Cialis in Canada, Mexico and five European countries. Starting in 2007, we are required to assume a portion of the sales and marketing responsibilities in all territories where Cialis is sold by Lilly ICOS. As an alternative to deploying a sales force ourselves, we may fulfill our sales and marketing responsibilities in those territories by engaging Lilly or unrelated third parties.

Product Candidates

Our marketing professionals are also focused on our other product candidates in earlier stages of development. As development of these products advances, the commitment of marketing resources will increase. In this regard, the launch of Cialis is providing opportunities for our marketing professionals to develop further skills and experience prior to assuming marketing responsibilities for future product launches.

The manner in which we commercialize our product candidates, if successfully developed, will depend in large part on their market potential and our financial resources. In addition to our own marketing and sales force, we may establish co-promotion, corporate partnering, licensing or other arrangements for the marketing and sale of future products in some or all geographic markets.

We currently employ approximately 200 individuals dedicated to sales and marketing.

Human Resources

As of December 31, 2003, we employed approximately 675 individuals, all of whom are in the United States. We consider our employee relations to be good. We have never had a work stoppage, and none of our employees are represented under a collective bargaining agreement. We believe that our future success is dependent in part on our ability to attract, integrate and retain skilled scientific, sales and marketing, and other professional and senior management personnel. Competition in our industry for these skilled workers is intense, and we cannot assure you that we will be able to attract, integrate and retain these personnel.

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

•	information concerning possible or assumed future results of operations, trends in financial results and business plans;

•	statements about 2004 financial guidance;

•	statements about our product development schedule and the potential success of our research and development efforts;

•	statements about our expectations for regulatory approvals for any of our product candidates;

•	statements about our potential or prospects for future product sales;

•	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments and other financing proceeds to meet these requirements;

•	statements about the outcome of contingencies, such as legal proceedings;

•	other statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical fact.

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

Risk Factors

ICOS operates in an environment that involves a number of risks and uncertainties. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may impair our business operations. If any of the following risks actually occur, our business, operating results and financial position could be harmed.

Risks Related to Our Business

We have a history of losses and may never achieve profitability.

We have incurred significant operating losses since we began operations in 1990. As of December 31, 2003, we had an accumulated deficit of $589.5 million. We currently do not expect to achieve profitability, on a quarterly basis, for at least two to three years. Even if we do become profitable, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis. We anticipate that operating expenses will increase in the future as we continue development of our potential products, seek to obtain necessary regulatory approvals and manufacture and market these product candidates. Directly, and through Lilly ICOS, we expect to incur substantial marketing and other costs related to commercializing Cialis in the United States, Europe, Mexico and Canada. In order to pursue new growth opportunities, we may need to make incremental expenditures for additional laboratory, production and office facilities to accommodate the activities and personnel associated with these increased development and commercialization efforts. Even if we successfully develop other products, we may be unable to generate significant revenues from Cialis and other products to achieve and maintain profitability.

Our operating results are subject to fluctuations that may cause our stock price to decline.

Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenue is unpredictable and may fluctuate due to many factors, some of which we cannot control. For example, factors affecting our revenues presently or in the future could include:

•	timing of non-recurring license fees and the achievement of milestones under new and existing license and collaborative agreements;

•	timing and success of product launches;

•	level of demand for our products, including changes in physician prescribing habits;

•	changes in wholesaler buying patterns;

•	changes in reimbursement rates or policies;

•	government regulation;

•	increased competition for new or existing products;

•	level of our contract manufacturing for third parties;

•	fluctuations in foreign currency exchange rates;

•	changes in our product pricing strategies; and

•	inability to provide adequate supply of our products.

Revenue historically recognized under our prior collaborative agreements may not be an indicator of revenue from any future collaborations. In addition, our expenses, including payments owed by us under licensing or collaborative arrangements, are unpredictable and may fluctuate from quarter to quarter. We believe that quarter to quarter comparisons of our operating results are not a good indicator of our future performance and should not be relied upon to predict our future performance.

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

Even though Cialis has been approved for commercial sale, we may be required to perform additional clinical studies or change the labeling of Cialis if we or others identify previously unknown side effects, which could harm sales of Cialis.

Even though Cialis has been approved for commercial sale, if we or others identify previously unknown side effects, or if manufacturing problems occur:

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

We may be unable to establish sales and marketing capabilities necessary to successfully commercialize Cialis or our potential products.

As a company, we have little experience in selling or marketing pharmaceutical products and have only recently hired experienced sales and marketing managers and pharmaceutical sales representatives. Lilly is expected to provide the majority of the sales and marketing resources to Lilly ICOS. Because we expect to market or co-market Cialis and our potential products through a direct sales force, we will need to either successfully deploy our sales force or contract with a third party to provide a sales force to meet our needs. We may be unable to establish marketing, sales and distribution capabilities necessary to commercialize and gain market acceptance for Cialis or for our potential products. In addition, co-promotion or other marketing arrangements with others to commercialize potential products could significantly limit the revenues we derive from these potential products, and these parties may fail to commercialize our potential products successfully.

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

Cialis and our potential products, even if approved by the FDA or regulatory agencies outside of the United States, may not achieve market acceptance among hospitals, insurers or patients.

Cialis and our potential products, even if approved by the FDA or regulatory agencies outside of the United States, may fail to achieve market acceptance, which would impair our ability to become profitable. We believe that the degree of market acceptance of Cialis and our potential products will depend on:

•	our ability to provide acceptable evidence of efficacy and safety, including side effects;

•	our ability to provide Cialis and these potential products at competitive prices; and

•	the availability and extent of third-party reimbursement for Cialis and these potential products.

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

In addition, success in preclinical and early clinical studies does not ensure that late-stage or large-scale studies will succeed. Many companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in clinical studies, even after promising results had been obtained in earlier studies. We have stopped two late-stage, Phase 3 clinical studies of product candidates following interim analyses: a Phase 3 study of Pafase® (rPAF-AH) for the treatment of severe sepsis was stopped in late 2002; and a study of LeukArrest™ (rovelizumab) for the treatment of ischemic stroke was stopped in early 2000. Recently, the results of a Phase 2 clinical study conducted with IC14, for the treatment of sepsis resulting from community acquired pneumonia, did not meet our criteria to continue further investment. Similarly, we recently completed patient follow-up in a Phase 2 clinical study evaluating RTX™ (resiniferatoxin) for the treatment of interstitial cystitis. In late January 2004, we determined that RTX was not effective in relieving patients’ symptoms. We will not pursue additional studies of interstitial cystitis.

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

Any failure to receive the regulatory approvals necessary to commercialize our product candidates could cause our business to fail. Our product candidates are subject to extensive and rigorous government regulation. For example, the FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. Our products marketed abroad are also subject to extensive regulation by foreign governments. Except for Cialis, none of our product candidates has been approved for sale in any country. In addition, we have only limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain such approvals.

The regulatory review and approval process, which includes preclinical and clinical studies of each product candidate, is lengthy, expensive and uncertain. To secure FDA approval, we must submit extensive preclinical and clinical data and supporting information to the FDA, for each indication for which we are seeking approval, to establish the product candidate’s safety and efficacy. The approval process may take years to complete and may involve ongoing requirements for post-marketing studies. Any FDA or other regulatory approval of our product candidates, once obtained, may be withdrawn. The effect of government regulation may be to:

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

Our corporate compliance program can never guarantee that we are in compliance with all laws and regulations.

Our operations are subject to extensive government regulation. Although we have developed and implemented a corporate compliance program, we cannot assure you that we or our employees, directors or agents are or will be in compliance with all laws and regulations. If we fail to comply with any of these laws or regulations, various negative consequences could result, including the termination of clinical studies, the failure to gain regulatory approval of a product candidate, restrictions on our products or manufacturing processes, withdrawal of Cialis from the market, significant fines or other penalties and costly litigation.

We may be unable to establish or maintain the manufacturing capabilities necessary to develop and commercialize our potential products.

We do not have facilities to manufacture small molecule products, such as Cialis, and we do not have sufficient manufacturing capacity to manufacture our biological product candidates in quantities necessary for commercial sale. In addition, our manufacturing capacity may be inadequate to complete all clinical studies contemplated by us over time. We intend to rely significantly on contract manufacturers, including our collaboration partners, to produce large quantities of drug material needed for clinical studies and commercialization of Cialis and our potential products. We will have to depend on these manufacturers to deliver materials on a timely basis and to comply with regulatory requirements, including GMP regulations enforced by the FDA through its facilities inspection program. Contract manufacturers may be unable to meet our needs with respect to timing, quantity or quality of materials, and may fail to satisfy applicable regulatory requirements with respect to the manufacture of these materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our revenues and potential profitability may be lower. For example, our ability to satisfy demand for our products could be reduced, which could adversely affect our operating results. Further, our clinical studies may be delayed, which would delay the submission of product candidates for regulatory approval and the market introduction and subsequent commercialization of our potential products.

Manufacturing product candidates in compliance with regulatory requirements is complex, time-consuming and expensive. If we make changes in our manufacturing processes, the FDA and corresponding foreign authorities may require us to demonstrate that the changes have not caused the resulting drug material to differ significantly from the drug material previously produced. Also, we may want to rely on results of prior preclinical and clinical studies performed using the previously produced drug material. Depending on the type and degree of differences between the newer and older drug material, we may be required to conduct additional animal and clinical studies to demonstrate that the newly produced drug material is sufficiently similar to the previously produced drug material. We have made manufacturing changes and are likely to make additional manufacturing changes for the production of our product candidates currently in development. Manufacturing changes could result in delays in development or regulatory approval or in reduction or interruption of commercial sales of our potential products, any of which could impair our competitive position.

We may develop our manufacturing capacity in part by expanding our current facilities or building new facilities. Either of these activities would require substantial additional funds, and we would need to hire and train significant numbers of employees to staff these facilities. We may be unable to develop manufacturing facilities that are sufficient to produce drug material for clinical studies or commercial use. Moreover, we and any contract manufacturers that we may use must continually adhere to current GMP regulations. The FDA pre-market approval of our product candidates will not be granted if our facilities or the facilities of contract manufacturers cannot pass a preapproval plant inspection. In complying with these regulations and foreign regulatory requirements, we and any of our contract manufacturers will be obligated to expend time, money and effort in production, record keeping and quality control in an effort to ensure that our potential products meet applicable specifications and other requirements. If we or any of our contract manufacturers fail to comply with these requirements, we may be subject to regulatory sanctions.

Cialis is currently manufactured for Lilly ICOS by Lilly and it is expected that Cialis will continue to be manufactured by Lilly for sale in all markets where regulatory approval is granted.

Our business may be harmed if we cannot obtain sufficient quantities of raw materials and process them reliably and timely.

We depend on others for the timely supply of raw materials used to manufacture Cialis and to conduct preclinical testing and clinical studies of product candidates. Once a supplier’s materials have been selected for use in our manufacturing process, the supplier in effect becomes a sole or limited source of that raw material due to regulatory compliance procedures. Presently, Lilly is the sole authorized provider of the active pharmaceutical ingredient, or API, utilized in the manufacture of Cialis, and all API production for Cialis is conducted at a single Lilly facility. Lilly relies on a third-party vendor which has the exclusive rights to mill the API to conform the drug substance to specifications used in the manufacturing process. Once milled, the refined API is shipped to certain Lilly locations, where the drug substance is manufactured into tablets, packaged and made ready for sale. At each of these stages in the manufacturing process, Lilly ICOS depends on an exclusive provider (i.e., Lilly or another vendor) for the timely supply and processing of raw materials. If any of these suppliers or processing facilities were to cease production or otherwise fail to supply Lilly ICOS with raw materials or manufacturing services in a timely manner, Lilly ICOS and ICOS could be materially adversely affected. Similar risks exist with respect to raw materials used in testing and developing our other product candidates.

We may be unable to compete successfully in the markets for pharmaceutical and biotechnological products.

The markets in which we compete are well established and intensely competitive. We may be unable to compete successfully against our current and future competitors. Our failure to compete successfully may result in pricing reductions, reduced gross margins, failure to achieve market acceptance for our products and an inability to achieve profitability.

Cialis and our potential products, if approved and commercialized, compete or will compete against well-established existing therapeutic products or treatments. In addition, a number of pharmaceutical and biotechnology companies are currently developing products targeting the same diseases and medical conditions that we target. For example, Pfizer has already successfully commercialized Viagra, a PDE5 inhibitor that competes with our product, Cialis. Also, Bayer AG, together with its marketing partner GlaxoSmithKline, began marketing Levitra in the United States in August 2003. The FDA approved Cialis for sale in the United States in November 2003, and product launch began shortly thereafter. Initial commercial introduction in the United States could be negatively impacted as a result of Cialis reaching the U.S. market after Levitra.

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

If we are unable to adequately protect our intellectual property rights, the value of Cialis or of our potential products could be diminished.

Our success depends to a significant extent on our ability and the ability of our collaboration partners to obtain, maintain and enforce patents and other proprietary rights. Patent law relating to the scope of claims in the biotechnology field in which we operate is still evolving and is surrounded by a great deal of uncertainty. Accordingly, we cannot assure you that our pending patent applications will result in issued patents. In addition, we cannot assure you that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology. There may be third-party patents or patent applications relevant to Cialis or our potential products that may block or compete with the technologies covered by our patent applications.

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

We may be subject to substantial costs and liability or be prohibited from commercializing Cialis and our potential products as a result of patent infringement litigation and other proceedings relating to patent rights.

Patent litigation is very common in the pharmaceutical industry. We cannot assure you that third parties will not assert patent or other intellectual property infringement claims against us or our collaboration partners with respect to technologies used in Cialis or in potential products. For example, on October 22, 2002, the PTO issued to Pfizer a “method of use” U.S. Patent No. 6,469,012. Later that day, Pfizer filed a lawsuit in United States District Court for the District of Delaware against ICOS, Lilly and Lilly ICOS alleging that the proposed marketing of Cialis would infringe this patent.

In September 2003, the PTO ordered the reexamination of U.S. Patent No. 6,469,012. The reexamination process is provided for by law and requires the PTO to consider the validity of the patent based on substantial new questions of patentability raised by the PTO. In October 2003, ICOS, Lilly ICOS and Lilly filed a motion for a stay with the District Court to suspend the patent infringement lawsuit, pending the outcome of the reexamination. In November 2003, the judge granted the requested stay. We believe that Pfizer’s suit lacks merit and intend to vigorously pursue our defenses.

The Pfizer suit and any additional claims that might be brought against us relating to infringement of patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages. Furthermore, as a result of a patent infringement suit brought against us or our collaboration partners, we or our collaboration partners may be forced to stop or delay developing, manufacturing or selling

Cialis or potential products that are claimed to infringe a third party’s intellectual property unless that party grants us or our collaboration partners rights to use its intellectual property. We or our collaboration partners may be unable to obtain these rights on commercially reasonable terms, if at all. Even if we or our collaboration partners were able to obtain rights to the third party’s intellectual property, these rights may be nonexclusive, thereby giving our competitors access to the same intellectual property. For example, if Pfizer were to prevail in its suit against us, we might be subject to substantial damages, prohibited from marketing Cialis for the treatment of erectile dysfunction in the United States, or required to enter into a license agreement to market Cialis in the United States. We cannot assure you that any required agreement would be available on commercially reasonable terms, if at all. In the event that we are unable to profitably market Cialis in the United States, our future financial condition, and our ability to obtain additional funding, would be adversely affected, including our ability to pursue our product development programs.

Ultimately we may be unable to commercialize Cialis or some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations.

Additionally, we may have to resort to costly and time-consuming proceedings and litigation to determine the validity or scope of the proprietary rights of others. For example, we, Lilly and eleven other companies were involved in an opposition proceeding in the European Patent Office in which we opposed a patent previously granted by the European Patent Office to Pfizer. This patent (EP702555) is a “method of use” patent related to U.S. Patent No. 6,469,012 subsequently granted to Pfizer in the United States. Although the opposition proceeding was successful before the Opposition Division of the European Patent Office, which, on July 18, 2001, revoked all of the claims, Pfizer has appealed. Pfizer’s European patent had been nationalized by Pfizer in most European countries. Lilly ICOS brought suits challenging the patent in several of these countries. Generally, these cases have been stayed pending the appellate decision in the opposition proceeding before the European Patent Office. The resolution of the European Patent Office appeal and pending or subsequent litigation in the various European countries could take years. If Pfizer’s patent were not ultimately revoked by the European Patent Office or by the courts in European countries, we might be subject to litigation by Pfizer in Europe, prohibited from marketing Cialis for the treatment of erectile dysfunction in some European countries, or required to enter into license agreements to market Cialis in Europe. We cannot assure you that such agreements would be available on commercially reasonable terms, if at all.

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

We have outstanding $278.7 million aggregate principal amount of convertible subordinated notes, bearing interest at 2%. The notes mature on July 1, 2023. However, on July 1, 2010, July 1, 2013 and July 1, 2018, holders of the notes may require us to repurchase all or part of their notes, for cash, at a price equal to 100% of the principal amount of the notes plus accrued interest. This is a significant amount of debt that carries a substantial debt service obligation. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required principal and interest payments on the notes, we will be in default under the terms of an indenture, which could, in turn, cause defaults under our future debt obligations.

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

We have entered into, and we expect to continue to enter into, collaborative arrangements with third parties who provide us with funding and/or who perform research, development, regulatory compliance, manufacturing, or marketing activities relating to Cialis and some or all of our product candidates. If we fail to secure or maintain successful collaborative arrangements, our development and marketing activities may be delayed or reduced. Currently, we have collaborative arrangements with Lilly, other companies and research laboratories. We may be unable to negotiate additional collaborative arrangements or, if necessary, modify our existing arrangements on acceptable terms.

Our collaborative agreements can be terminated by our partners under certain conditions. In addition, our partners may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborative efforts. Even if our partners continue their contributions to the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Disputes may arise between us and our partners as to a variety of matters, including financing obligations under our agreements and ownership of intellectual property rights. Also, our partners may fail to perform their obligations under the collaborative arrangements or may be slow in performing their obligations. In addition, our partners may experience financial difficulties at any time that could prevent them from having available funds to contribute to these collaborations. In these circumstances, our ability to develop and market potential products could be severely limited.

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

Risks Related to Our Industry

Rapid changes in technology and industry standards could render Cialis or our potential products unmarketable.

We are engaged in a field characterized by extensive research efforts and rapid technological development. New drug discoveries and developments in our field and other drug discovery technologies are accelerating. Our competitors may develop technologies and products that are more effective than any we develop or that render our technology, Cialis or our potential products obsolete or noncompetitive. In addition, Cialis or our potential products could become unmarketable if new industry standards emerge. To be successful, we will need to enhance our product candidates and design, develop and market new product candidates that keep pace with new technological and industry developments.

We may be required to defend lawsuits or pay damages in connection with the alleged or actual violation of fraud and abuse laws.

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to offer or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify safe harbors or exemptions for types of payment arrangements that do not violate the anti-kickback statutes. We seek to comply with the safe harbors where possible. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payors (including Medicare and Medicaid), claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid). If the government were to allege against or convict us of violating these laws, there could be a material adverse effect on our business, including our stock price. Our activities could be subject to challenge, for the reasons discussed above, and due to the broad scope of these laws and the increasing prosecutorial resources and attention being devoted to the sales practices of pharmaceutical companies by law enforcement authorities. During the last few years, several companies have paid multi-million dollar fines for alleged violation of fraud and abuse laws, and several other companies are under active investigation.

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

Available Information

We were incorporated in the state of Delaware in September 1989. The internet address of our corporate website is www.icos.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports available free of charge through our internet website. In addition, we will voluntarily provide paper copies of such filings, free of charge, upon request. The ICOS Corporation Code of Conduct, which is our written Code of Ethics under Section 406 of the Sarbanes-Oxley Act of 2002, is also available on our corporate website.

Item 2.	Properties

We lease or own approximately 300,000 square feet of space in seven buildings located in Bothell and Bellevue, Washington. Our leases expire between March 2006 and January 2009, with options to renew for additional four- or five-year periods. Our principal administrative offices, research laboratories and clinical production facility occupy this space. We also own approximately 300,000 square feet of undeveloped land adjacent to our main facilities. We believe this property gives us additional flexibility to expand in our current geographic location if our space needs increase in the foreseeable future. Over the next several years, we plan to lease, acquire or build additional facilities to accommodate the activities and personnel necessary to continue the anticipated growth of our business.

Item 3.	Legal Proceedings

In October 2002, Pfizer Inc., Pfizer Limited, and Pfizer Ireland Pharmaceuticals filed a patent infringement lawsuit against ICOS, Lilly ICOS and Lilly in the United States District Court for the District of Delaware. The complaint alleges that the intended and imminent use, offering for sale, selling, manufacture, or importing into the United States upon FDA approval of Cialis for the treatment of erectile dysfunction by ICOS, Lilly ICOS and Lilly will constitute infringement of plaintiffs’ U.S. Patent No. 6,469,012. The plaintiffs seek a judgment declaring that the defendants’ using, selling, offering for sale, making or importing of Cialis for the treatment of erectile dysfunction will infringe this patent. The plaintiffs also seek a permanent injunction, attorneys’ fees, costs and expenses. In January 2003, we filed an answer denying the central allegations of plaintiffs’ complaint and setting forth various affirmative defenses. In September 2003, the PTO ordered the reexamination of U.S. Patent No. 6,469,012. The reexamination process is provided for by law and requires the PTO to consider the validity of the patent based on substantial new questions of patentability raised by the PTO. In October 2003, ICOS, Lilly ICOS and Lilly filed a motion for a stay with the District Court, to suspend the patent infringement lawsuit, pending the outcome of the reexamination. In November 2003, the judge granted the requested stay. In December 2003, Lilly ICOS filed its own reexamination request, related to U.S. Patent No. 6,469,012, with the PTO.

Pfizer’s corresponding European method-of-use patent was previously held invalid in the first stage of an opposition proceeding in the European Patent Office. Pfizer is now appealing that decision to the Technical Board of Appeal of the European Patent Office. A hearing is expected in the second half of 2004. The United Kingdom Court of Appeal has previously held the United Kingdom counterpart to this patent invalid. Litigation relating to the corresponding patent is pending in Canada and Mexico.

Litigation is inherently unpredictable and the eventual outcome in a particular case is impossible to determine in advance. We believe that Pfizer’s suit lacks merit and intend to vigorously pursue our various defenses. If Pfizer were to prevail in one or more countries, however, we might be subject to substantial damages, prohibited from marketing Cialis for the treatment of erectile dysfunction in those countries, or required to enter into a licensing agreement to market Cialis in those countries. Any such adverse result could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of ICOS’ stockholders during the fourth quarter of 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock trades on The Nasdaq National Market under the symbol ICOS. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on The Nasdaq National Market.

	High	Low
2003
First Quarter	$28.74	$15.45
Second Quarter	46.00	18.14
Third Quarter	44.26	29.00
Fourth Quarter	47.85	37.95

2002
First Quarter	$57.66	$40.24
Second Quarter	47.72	16.40
Third Quarter	29.47	13.35
Fourth Quarter	32.72	19.74

Holders

As of January 31, 2004, there were 2,058 holders of record of our common stock. Because many of the outstanding shares of our common stock are held by brokers and other institutions on behalf of the beneficial stockholders, we are unable to estimate the total number of beneficial stockholders represented by the record holders.

Dividends

We have never declared or paid any dividends on our common stock. For the foreseeable future, we intend to retain earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition, and the consolidated financial statements and related notes included in this Form 10-K for the year ended December 31, 2003.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Collaboration revenue from related parties	$25,943	$77,728	$54,754	$47,404	$64,100
Licenses of technology	36,976	6,617	30,846	42,929	15,000
Contract manufacturing	12,185	8,532	7,402	400	—

Total revenue	75,104	92,877	93,002	90,733	79,100

Operating expenses:
Research and development	85,758	129,350	99,009	82,998	96,733
Marketing and selling	19,770	9,268	2,741	411	—
Cost of contract manufacturing	9,703	7,599	5,198	81	—
General and administrative	15,272	16,409	13,795	10,527	9,067

Total operating expenses	130,503	162,626	120,743	94,017	105,800

Operating loss	(55,399)	(69,749)	(27,741)	(3,284)	(26,700)

Other income (expense):
Equity in losses of affiliates	(87,180)	(104,160)	(64,902)	(37,038)	(12,042)
Gain on sale of partnership interests	10,000	—	—	—	—
Interest expense	(3,578)	—	—	—	—
Interest and other income	10,038	12,292	12,470	5,531	5,547

Total other income (expense)	(70,720)	(91,868)	(52,432)	(31,507)	(6,495)

Loss before income taxes and cumulative effect of change in accounting principle	(126,119)	(161,617)	(80,173)	(34,791)	(33,195)
Income tax recovery	612	—	—	—	—

Loss before cumulative effect of change in accounting principle	(125,507)	(161,617)	(80,173)	(34,791)	(33,195)
Cumulative effect of change in accounting principle	—	—	—	(63,075)	—

Net loss	$(125,507)	$(161,617)	$(80,173)	$(97,866)	$(33,195)

Per common share (basic and diluted):
Loss before cumulative effect of change in accounting principle	$(2.01)	$(2.64)	$(1.48)	$(0.75)	$(0.76)
Cumulative effect of change in accounting principle	—	—	—	(1.36)	—

Net loss	$(2.01)	$(2.64)	$(1.48)	$(2.11)	$(0.76)

Weighted-average common shares outstanding — basic and diluted	62,561	61,304	54,073	46,343	43,449

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, investment securities and interest receivable	$469,525	$354,025	$470,707	$229,400	$69,254
Working capital	397,981	162,538	381,365	194,276	75,035
Total assets	524,854	385,660	507,587	268,174	112,788
Convertible subordinated debt	278,650	—	—	—	—
Accumulated deficit	(589,473)	(463,966)	(302,349)	(222,176)	(124,310)
Stockholders’ equity	198,929	317,632	453,750	211,095	99,399

Notes to Selected Consolidated Financial Data:

(1)	In the fourth quarter of 2000, we changed our accounting for nonrefundable upfront technology license fees and milestones received, for product candidates where we are providing continuing services related to product development. Prior to 2000, milestones were recognized as revenue upon attainment of a specified event, and other nonrefundable technology or licensing fees were recognized as revenue when payment was received. Pro forma amounts for 1999, giving effect to this accounting change as if it occurred prior to 1999, are a net loss of $17.3 million, or $0.40 per basic and diluted common share. Our current revenue recognition policy is discussed later herein under Results of Operations – Critical Accounting Policies and Estimates – Revenue Recognition. Also, see Note 1 to our consolidated financial statements for further discussion regarding revenue recognition.

(2)	The following tables summarize our revenue from collaborations with related parties and licenses of technology, and equity in losses of affiliates.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Collaboration revenue from related parties:
Lilly ICOS	$22,093	$6,615	$9,965	$19,944	$19,902
Suncos Corporation (Suncos)	2,450	56,478	30,373	15,175	25,053
ICOS-Texas Biotechnology L.P. (ICOS-TBC)	1,400	14,635	12,676	2,816	—
ICOS Clinical Partners, L.P. (ICOS Clinical Partners)	—	—	1,740	9,469	19,145

	$25,943	$77,728	$54,754	$47,404	$64,100

Licenses of technology:
Lilly ICOS	$15,031	$1,557	$29,416	$42,331	$15,000
ICOS Clinical Partners	—	3,160	981	598	—
Biogen	21,945	1,900	449	—	—

	$36,976	$6,617	$30,846	$42,929	$15,000

Equity in losses of affiliates:
Lilly ICOS	$(87,320)	$(65,669)	$(38,219)	$(23,612)	$—
Suncos	140	(29,933)	(15,200)	(7,754)	(11,802)
ICOS-TBC	—	(8,558)	(11,461)	(5,476)	—
ICOS Clinical Partners	—	—	(22)	(196)	(240)

	$(87,180)	$(104,160)	$(64,902)	$(37,038)	$(12,042)

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Our Management’s Discussion and Analysis of Results of Operations and Financial Condition should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Overview

The following management discussion and analysis is intended to provide information which will enhance a reader’s understanding of our business, results of operations, financial condition and related matters. It is organized as follows:

•	In the section entitled “ICOS Corporation Background,” we briefly describe the importance of collaborations to our business, the business environment in which we operate, our approved product (Cialis) and our clinical and discovery research and development projects and programs.

•	In “Results of Operations,” we discuss each of our most critical accounting policies as well as the primary factors that are likely to contribute to significant variability of our results of operations from period to period. We then provide detailed narrative regarding significant changes in our and Lilly ICOS’ results of operations for 2003 compared to 2002, and 2002 compared to 2001.

•	At “2004 Financial Guidance,” we provide our expectations regarding ICOS’ and Lilly ICOS’ results of operations for the year ending December 31, 2004.

•	Under the section entitled “Liquidity and Capital Resources,” we discuss our 2003 year-end liquidity, our cash flows for the year ended December 31, 2003, compared to those for the year ended December 31, 2002, factors that may influence our future cash requirements and the status of certain contractual obligations as of December 31, 2003.

•	Finally, under “Legal Proceedings,” we discuss the status of certain litigation relating to Cialis.

ICOS Corporation Background

ICOS Corporation is a biotechnology company that is dedicated to bringing innovative therapeutic products to patients. We are marketing our first product, Cialis (tadalafil), for the treatment of erectile dysfunction, through Lilly ICOS. Our goal is to develop and commercialize treatments for serious unmet medical conditions such as chronic obstructive pulmonary disease, cancer and inflammatory diseases.

Over the years, we have established collaborations with pharmaceutical and biotechnology companies to enhance our internal development capabilities, to acquire rights to additional product candidates, and to offset a substantial portion of the financial risk of developing individual product candidates. In each case, we acquired or retained substantial rights to the product candidates covered by the collaborations. These rights are intended to provide us with the opportunity to participate in a significant portion of the economic benefit from successful development and commercialization. Our most significant ongoing collaboration is Lilly ICOS. We expect to establish additional collaborations with pharmaceutical and other biotechnology companies in the future.

We operate in a highly regulated business environment. Cialis and our product candidates require extensive regulatory review, approval and oversight prior to commercialization. For example, the FDA regulates, among other things, the development, manufacture, approval, advertising, promotion, sale and distribution of pharmaceutical products. Our products marketed abroad are also subject to extensive regulation by foreign governments. The regulatory processes are lengthy, expensive and uncertain. They may take years to complete, may involve ongoing requirements for post-marketing studies and can affect the nature, content, timing and cost of our marketing efforts.

The markets in which we compete are well established and intensely competitive. Cialis and our product candidates, if approved and commercialized, compete or are likely to compete against well-established existing therapeutic products or treatments. In addition, a number of pharmaceutical and biotechnology companies are currently developing products targeting the same diseases and medical conditions that we target. Key factors affecting our markets include: the timing and scope of regulatory approvals; safety and efficacy of therapeutic products; cost and availability of these products; availability of alternative treatments; and protection of patent and proprietary rights. Although, we believe that we are positioned to compete adequately with respect to these factors in the future, our future success is currently difficult to predict. Cialis was only recently approved. Our product candidates are in various stages of research and development and, accordingly, subject to substantial research, development, regulatory approval and commercialization risks. Since timing of market entry can be an important factor in determining a new product’s eventual success and profitability, the speed with which we can develop products and receive regulatory approval will likely be important to our commercial success.

Cialis (tadalafil)

Our first commercial product, Cialis, is being prescribed around the world for patients with erectile dysfunction. Cialis is being manufactured and marketed by Lilly ICOS, which has rights to commercialize Cialis in North America and Europe. Lilly has exclusive rights to market Cialis in the remainder of the world, and pays royalties to Lilly ICOS, equal to 20% of net sales, in those territories.

During the first quarter of 2003, Lilly ICOS launched Cialis in Europe, followed by additional launches later in the year in North America. Cialis became available for the treatment of erectile dysfunction in Mexico, in August 2003, and Canada, in November 2003. Lilly ICOS received FDA approval, to market Cialis in the United States, on November 21, 2003. The product was available in pharmacies throughout the United States by early December 2003.

Lilly ICOS also has ongoing programs to evaluate tadalafil as a potential treatment for other medical conditions.

IC485

IC485 is an orally administered, small molecule PDE4 inhibitor that is currently in clinical development. In the fourth quarter of 2003, we initiated a Phase 2 clinical study with IC485 for the potential treatment of COPD. We expect to complete this study in 2005.

Discovery and Preclinical Research

We are continuously evaluating possible new product candidates in our discovery and preclinical research programs. The following table summarizes those programs.

Program	Target Indication	Status

Cell cycle checkpoint/DNA repair inhibitors	Cancer	Preclinical

Lipid and protein kinase inhibitors	Inflammatory diseases	Preclinical

Other phosphodiesterase inhibitors	Multiple diseases	Preclinical

Cell adhesion molecule antagonists (including LFA-1)	Cardiovascular, autoimmune, inflammatory and fibrotic diseases	Preclinical

Chemokine receptor antagonists	Allergic inflammatory diseases	Research

Novel antibiotics	Infectious diseases	Research

In the status column of the foregoing table: “Preclinical” indicates evaluation of lead or preferred compounds for safety, pharmacology and proof of efficacy in non-human animal models; and “Research”

indicates the research phase of the product identification process for compounds for which activity in target human biological assay systems has been demonstrated in laboratory tests, but which have not yet been tested in non-human animal models of specific human diseases.

Discontinued Product Candidates

By 2003 year-end, we completed patient follow-up in a Phase 2 clinical study evaluating RTX for the treatment of interstitial cystitis. In late January 2004, it was determined that RTX was not effective in relieving patients’ symptoms. We will not pursue additional studies of interstitial cystitis.

IC14, a monoclonal antibody, was evaluated as a treatment for sepsis resulting from community acquired pneumonia. In the fourth quarter of 2003, we concluded that the results of a Phase 2 clinical study did not meet our criteria to continue further investment.

In 2003, we concluded our LFA-1 antagonist collaboration with Biogen, and reacquired sole development rights to the program. IC747, an LFA-1 antagonist within the collaboration, concluded a small, exploratory Phase 2a clinical study in patients with psoriasis earlier in 2003. Based on the results of the study, the efficacy observed was insufficient to warrant further development of IC747.

In January 2003, we announced that joint development of endothelin receptor antagonists, through ICOS-TBC, would not continue. Encysive agreed to be responsible for all costs and expenses of ICOS-TBC incurred subsequent to December 31, 2002. On April 22, 2003, Encysive acquired all of our interests in ICOS-TBC for $10.0 million.

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

Nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred, and recognized as revenue as we provide the services required under the agreement. We recognize revenue for nonrefundable upfront technology fees based on the ratio of current development costs to total estimated current and future development costs through the date we file an NDA (or an equivalent) with the FDA. We believe this method appropriately matches revenue with the estimated costs of the development effort. We also believe that development costs are the best available surrogate for benefits obtained as data is collected and other research and development activities progress in the collaboration.

We estimate the total projected development costs based on the specific terms of each agreement, our judgment and experience and, when appropriate, the expertise of our collaboration partners. The ability to estimate total development effort and costs can vary significantly for each product candidate due to the inherent complexities and uncertainties of drug development. In the past, we have been able to estimate total expected development costs, for certain product candidates, because they were in later stages of clinical development at the time such estimates were prepared or our partner had substantial previous experience in the relevant field of study. However, we may not be able to reasonably estimate total expected development costs for product candidates in the future, particularly if such product candidates are in earlier stages of clinical development. To the extent we cannot estimate the costs to complete development, but can estimate an expected NDA filing date, we will recognize license fee revenue ratably through the NDA filing date. If we are unable to reasonably estimate either total costs to complete development or an expected NDA filing date (performance period), we will defer revenue recognition until one of those estimates can be made or the project is discontinued.

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

The timing and amount of revenue that we recognize from licenses of technology, either from upfront fees or milestones where we are providing continuing services related to product development, is dependent upon our estimates of total product development effort as well as the timing of such effort over the estimated development period. As product candidates move through the development process, it is necessary to revise these estimates to consider changes to the product development cycle, such as changes in the clinical development plan, regulatory requirements, or various other factors, many of which may be outside of our control. The impact on revenue of changes in our estimates and the timing thereof, is recognized prospectively, over the remaining estimated product development period.

Prior to 2000, milestones were recognized as revenue upon attainment of a specified event and nonrefundable technology license fees were recognized as revenue when received, provided any required work had been performed, and we had no continuing performance obligations with respect to that work. In 2000, we adopted the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, as amended, “Revenue Recognition in Financial Statements.” In 2002 and 2001, we recognized $4.5 million and $15.6 million, respectively, of the $63.1 million deferred in 2000 as a result of this change in accounting. Substantially all of this deferred revenue had been recognized by December 31, 2002.

Contract manufacturing revenue, including fees earned for process development and manufacturing services performed for third parties, is recognized when the manufacturing obligation is fulfilled or manufacturing services are performed, as appropriate, based on the terms of the agreement, and collectibility is reasonably assured. Payments received in excess of amounts earned are recorded as deferred revenue.

Accounting for our Share of the Operating Results of our Unconsolidated Affiliates

We recognize our share of the operating results of our unconsolidated affiliates, in proportion to our ownership interest in the affiliate, and report it as equity in losses of affiliates. Losses relating to our affiliates are recognized only to the extent we have made, or are committed to make, capital contributions to the affiliate. Operating results of our affiliates include expenses related to research, development, marketing and sales services that we provide to them, and that we recognize as cost reimbursement revenue. The amount of our cost reimbursement revenue, and the associated costs, both depend on the continued progression of clinical study research and development activities, the extent and timing of marketing and sales activities, and our level of participation in those activities. A shift of research, development and co-promotional activities among collaboration partners could have a significant impact on our overall operating results to the extent that our negotiated reimbursement rates include indirect and overhead costs that may not vary based on our collaboration activities. Also, a shift of such activities could have a material impact on our costs and expenses and the consequent amount of our cost reimbursement revenue. For example, the shift of development activities from ICOS to our affiliate partner would be expected to result in our reporting lower revenue and lower operating expenses, though not necessarily of equal amounts.

Estimating Expenses from Third-Party Contract Research and Clinical Study Activities

Some of our research and development, including certain clinical study activities, is conducted by various third parties, including contract research organizations, which may also provide contractually defined administration and management services. We recognize expenses for these contracted activities based on a variety of factors, including actual and estimated labor hours, clinical site initiation activities, patient enrollment rates, estimates of external costs, and other activity-based factors. On a regular basis, our estimates of these costs are reconciled to actual invoices from the service providers, and adjustments are made accordingly.

Management Estimates and Assumptions

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Modifications to these assumptions could result in estimates that are substantially different from those reflected in our financial statements.

General

Our results of operations may vary significantly from period to period. Operating results will depend on, among other factors, the timing, cost and success of new product launches, the timing of expenses, continued funding by collaboration partners, and the timing and progression of research, development, marketing and sales activities. We may experience significant fluctuations in cost reimbursement revenue, revenue from licenses of technology and contract manufacturing revenue. Cost reimbursement revenue will vary depending upon the extent and timing of research and development collaboration activities, the timing and amount of marketing and sales activities, and our level of participation in those activities. Revenue from licenses of technology will vary as a result of (i) the nature and extent of product collaboration and other licensing transactions, (ii) the timing of milestone payments, and (iii) changes in estimated development costs and/or expected completion dates, which depend on the success of clinical studies and other research and development efforts. Contract manufacturing revenue may fluctuate depending upon our needs to manufacture our own internal product candidates, our ability to attract third parties to utilize any remaining manufacturing capacity and the particular terms of the manufacturing agreements. Significant changes in joint venture collaboration activities, which are subject to the oversight of both parties, could cause the amount of affiliate losses to fluctuate from period to period.

Year Ended December 31, 2003 Compared With Year Ended December 31, 2002

Revenue

Total revenue was $75.1 million in 2003, compared to $92.9 million in 2002.

Cost reimbursement revenue was $25.9 million in 2003, compared to $77.7 million in 2002. The decrease reflects the December 2002 termination of Pafase development activities and our decision, in early 2003, to conclude our participation in the endothelin receptor antagonist collaboration with Encysive. The decrease was partially offset by higher cost reimbursement revenue from Lilly ICOS, primarily due to reimbursement of the cost of our sales force to promote Cialis in the United States. Beginning in September 2003, and continuing through December 2004, our costs of marketing and selling Cialis in the United States are fully reimbursable by Lilly ICOS. Thereafter, any costs we incur selling Cialis are generally reimbursable by Lilly ICOS at 60% of actual cost. Any marketing costs we incur related to Cialis will continue to be fully reimbursed by Lilly ICOS.

Revenue from licenses of technology was $37.0 million in 2003, compared to $6.6 million in 2002. 2003 technology license fee revenue included $21.3 million of previously deferred upfront fees and forgiven loans, received from Biogen, which we recognized as revenue in conjunction with our reacquisition of sole development rights to the LFA-1 antagonist program in June 2003. Revenue from licenses of technology for 2003 also included $15.0 million earned upon the first commercial sale of Cialis in the United States.

Contract manufacturing revenue was $12.2 million in 2003, compared to $8.5 million in the prior year. The increase primarily reflects greater utilization of contract manufacturing capacity for third-party contracts in 2003, including additional development services provided under the associated agreements. Revenue associated with our contract manufacturing services fluctuates significantly based on our internal manufacturing needs and our ability to sell excess capacity to third parties.

Operating Expenses

Total operating expenses were $130.5 million in 2003, compared to $162.6 million in 2002.

Research and development.    Research and development expenses are principally comprised of costs for: personnel, including salaries and benefits; occupancy; clinical studies performed by third parties; materials and supplies to support our programs; contract research; manufacturing; consulting arrangements; in-licensing fees; and other expenses incurred to sustain our overall research and development program.

Research and development expenses decreased $43.6 million, to $85.8 million in 2003. This decrease was primarily due to discontinuation of activities associated with the Pafase and endothelin receptor antagonist programs, partially offset by increased costs related to development activities associated with Cialis and RTX.

Our research and development activities occur in two main areas: (i) discovery and preclinical research; and, (ii) clinical research and development, including the formulation and manufacture of drug substance for use in clinical studies and, when appropriate, seeking approval for commercial manufacturing and marketing.

Our discovery and preclinical research focuses on the identification and initial testing of new product candidates. During this stage, we identify new drug targets and lead compounds, and then optimize their characteristics through repetitive cycles of chemical modification. Compounds that demonstrate the most attractive characteristics and that appear to offer the potential for therapeutic benefit are subsequently evaluated in laboratory preclinical studies to evaluate their safety, pharmacology and efficacy in animal models. Based on the results of preclinical studies, specific compounds may be selected to advance to clinical research and development.

Clinical research and development refers to internal and external activities associated with clinical studies in humans and advancing clinical product candidates towards a goal of seeking regulatory marketing approval. Such activities include, among other things, services provided by clinical research organizations and principal investigators and concurrent activities associated with advancing a clinical product candidate, such as the manufacture and formulation of drug compounds for clinical studies and in preparation for commercial scale production. The clinical development process involves several rigorous stages, many of which are strictly prescribed and monitored by regulatory authorities, such as the FDA.

Our clinical research and development expenses include the costs of activities that are not attributable to individual projects, but are necessary to support our overall clinical program. These “indirect” costs are primarily associated with general regulatory compliance, staff training, development and maintenance of clinical processes and information systems, executive management and administrative support. These indirect costs are not allocated to development projects.

The following table provides information regarding our research and development expenses, by project:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Approved product — Cialis	$6,657	$2,671	$6,527
Ongoing clinical project:
IC485	9,441	9,846	7,214
Discontinued clinical projects:
RTX	9,862	2,663	1,977
IC14	7,203	5,455	6,125
IC747	4,043	5,416	4,256
Endothelin receptor antagonists	1,245	12,241	11,923
Pafase	1,693	44,172	27,337
Indirect clinical costs	8,232	8,326	7,157
Discovery and preclinical research	37,382	38,560	26,493

Total research and development expenses	$85,758	$129,350	$99,009

Through December 31, 2003, cumulative research and development expenditures for IC485 were $26.5 million.

Development of a new drug product is a lengthy and expensive process, involving a high degree of uncertainty. Very few research and development projects result in a commercial product. Before obtaining regulatory approval for the sale of any of our potential products, we must subject them to extensive preclinical and clinical testing to demonstrate their safety and efficacy in humans. At any time during the multi-year clinical development period, factors such as ineffectiveness of the product candidate, discovery of unacceptable toxicities or side effects, development of disease resistance or other physiological factors, or delays in patient enrollment or other development activities could cause us to interrupt, limit, delay or abort the development of a product candidate. Because of the uncertainties of clinical research and development, at this time we are unable to provide estimates of project completion dates, the timing of our research and development efforts and the costs of completing research and development for IC485.

Various statutes and regulations govern or influence the manufacturing, safety, labeling, storage, record keeping, marketing and other factors that are critical in the development and commercialization of a product candidate. The lengthy process of complying with the applicable statutes and regulations and seeking necessary regulatory approvals requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining regulatory approvals could have a material adverse effect on our business.

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

Marketing and selling.    Marketing and selling expenses principally consist of costs associated with our pharmaceutical sales force, marketing activities for Cialis and market research activities for our product candidates in research and development. Marketing and selling expenses increased $10.5 million, to $19.8 million in 2003. This increase reflects incremental costs associated with recruiting, hiring, training, and deploying our U.S. sales force to promote Cialis, primarily to urologists.

Cost of contract manufacturing.    Contract manufacturing expenses are principally comprised of costs for: personnel, including salaries and benefits; occupancy; raw materials and consumables used in process development and manufacturing; testing services provided by third parties; facility overhead, including taxes, depreciation, utilities and maintenance of manufacturing equipment; and other shared services, including information systems and staff support. Contract manufacturing expenses increased $2.1 million, to $9.7 million in 2003. The increase primarily reflects incremental costs associated with greater utilization of manufacturing capacity for third-party contracts and additional development services provided under the associated agreements.

General and administrative.    General and administrative expenses consist primarily of costs associated with corporate support functions, general management and other activities not related to research and development, marketing and sales or contract manufacturing. General and administrative expenses decreased $1.1 million, to $15.3 million in 2003. This decrease primarily reflects timing of patent filings and patent prosecution expenses.

Equity in Losses of Affiliates

Our equity in losses of affiliates was $87.2 million in 2003, compared to $104.2 million in 2002.

Our 50% share of Lilly ICOS’ losses increased $21.7 million, to $87.3 million in 2003. This increase primarily reflects the substantial selling and marketing activities associated with the 2003 launches of Cialis in North America and Europe.

During 2002, we recognized $29.9 million in losses related to our equity interest in Suncos, our 50%-owned affiliate that was developing Pafase. Upon discontinuation of the Pafase program, in December 2002, Suncos accrued estimated close-out costs, primarily associated with the program’s clinical and manufacturing activities. During 2003, the accrual for estimated close-out costs was adjusted, by an immaterial amount, to reflect actual close-out costs incurred.

During 2002, we recognized $8.6 million in losses related to our 50% interest in ICOS-TBC, the limited partnership developing endothelin receptor antagonists. Encysive agreed to be responsible for all costs and expenses incurred by ICOS-TBC subsequent to December 31, 2002.

Gain on Sale of Partnership Interests

In April 2003, we recognized a $10.0 million gain upon the sale, to Encysive, of our partnership interests in ICOS-TBC.

Interest Expense

We incurred $3.6 million of interest expense on $278.7 million of 2% convertible subordinated notes, which we placed in June and July of 2003.

Interest and Other Income

Interest and other income totaled $10.0 million in 2003, compared to $12.3 million in 2002. The decrease primarily reflects the impact of lower average interest rates in the current year, partially offset by an increase in our investment portfolio due to investment of the proceeds from our convertible subordinated notes issued in 2003.

Lilly ICOS Results of Operations

Cialis is being manufactured and marketed, in North America and Europe, by Lilly ICOS. Lilly markets Cialis in the remainder of the world, and pays royalties, to Lilly ICOS, equal to 20% of net sales in those territories.

Lilly ICOS reported a net loss of $174.7 million in 2003, compared to a net loss of $131.3 million in 2002.

During 2003, Lilly ICOS’ first commercial product, Cialis, was launched around the world. The commercial launches began in Europe in early February and continued throughout the year. U.S. approval occurred on November 21, 2003, and physician detailing and pharmacy stocking began immediately thereafter. Cialis also became available in pharmacies in Mexico, in August 2003, and in Canada late in November 2003.

Cialis Product Sales Highlights for 2003 (in millions):

Sales in Lilly ICOS Territories:
United States	$27.9
Europe[1]	95.1
Canada and Mexico	6.8

Total Lilly ICOS	129.8
Sales in Lilly-Only Territories	73.5

Worldwide Total	$203.3

Total Lilly ICOS revenue, in 2003, was $144.5 million, including $14.7 million in royalties on Cialis sales reported by Lilly.

Cialis has successfully captured a significant share of unit (tablet) sales in Europe among the three PDE5 inhibitors – Cialis, Viagra and Levitra. For December 2003, based on pharmacy purchases from wholesalers2, Cialis had a 33% share in France, 30% in Germany, 27% in Italy and 18% in both Spain and the United Kingdom. And, through December 2003, PDE5 inhibitor markets across the major European countries continued to grow at healthy rates.

Cost of sales totaled $12.5 million in 2003, including royalties payable by Lilly ICOS equal to 5% of its net product sales.

Selling, general and administrative expenses principally consist of costs associated with conducting person to person sales calls with physicians; marketing activities, including advertising, physician education, congress and symposia, market research, public relations; and finance and legal costs. Selling, general and administrative expenses increased $167.4 million over the prior year, to $243.1 million in 2003. The increase primarily reflects the substantial selling and marketing activities associated with the 2003 launches of Cialis in Europe, beginning in early February, and North America later in the year.

Research and development expenses are principally comprised of costs for clinical studies; materials and supplies to support clinical programs; and other expenses incurred to support Lilly ICOS’ overall research and development program. Research and development expenses increased $8.0 million from 2002, to $63.6 million in 2003. The increase primarily reflects costs related to post-marketing clinical studies in Europe, and clinical pharmacology studies in the United States.

Year Ended December 31, 2002 Compared With Year Ended December 31, 2001

Revenue

Revenue for the year ended December 31, 2002, was $92.9 million, compared to $93.0 million for the year ended December 31, 2001. Cost reimbursement revenue was $77.7 million for the year ended December 31, 2002, compared to $54.8 million for the year ended December 31, 2001. The increase in cost reimbursement

[1]	Austria, Belgium, Denmark, Finland, France, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, and the United Kingdom.
[2]	IMS Health. IMS MIDAS, Copyright 2004.

revenue primarily reflects manufacturing activities and patient enrollment in the Phase 3 clinical study with Pafase for severe sepsis, prior to the December 2002 decision to discontinue the Pafase program. The increase also includes the impact of the Phase 2b/3 clinical study with sitaxsentan for pulmonary arterial hypertension, which was concluded in late 2002. These increases were partially offset by a decline in cost reimbursement revenue related to Cialis, primarily due to the completion, in 2001, of development activities required to file the NDA with the FDA. Revenue from ICOS Clinical Partners also declined, as funding under the related services agreement ended in early 2001.

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

Operating Expenses

Research and development.    Research and development expenses were $129.4 million in 2002, compared to $99.0 million in 2001. This increase was primarily due to higher patient enrollment in the Phase 3 clinical study with Pafase for severe sepsis and costs associated with Pafase manufacturing activities. The increase also reflects development activities related to other clinical product candidates, IC485 and IC747, and increased spending on discovery and preclinical research activities. Research and development costs for Cialis decreased during 2002, primarily due to the completion of certain activities in 2001, prior to the NDA filing.

Marketing and selling.    Marketing and selling expenses increased $6.5 million, to $16.4 million in 2002. These increases were primarily due to incremental costs associated with establishing our U.S. sales force, in anticipation of the expected U.S. launch of Cialis.

Cost of contract manufacturing.    Contract manufacturing expenses increased $2.4 million, to $7.6 million in 2002. The increase primarily reflects costs associated with the growth of our contract manufacturing program since its inception in the fourth quarter of 2000.

General and administrative.    General and administrative expense increased $2.6 million, to $16.4 million in 2002. This increase primarily reflects costs associated with acquiring and/or retaining management and other personnel to support ongoing business operations.

Equity in Losses of Affiliates

In 2002, our equity in losses of affiliates totalled $104.2 million, compared to $64.9 million in 2001. Our share of Lilly ICOS losses increased $27.5 million, to $65.7 million in 2002. This increase reflects higher Lilly ICOS sales and marketing costs, in anticipation of the commercial launch of Cialis in the U.S. and Europe, and higher research and development costs associated with seeking regulatory approval in the U.S. and other countries. Our share of Suncos losses increased $14.7 million, to $29.9 million in 2002, reflecting incremental clinical and manufacturing development activities for Pafase, prior to the December 2002 decision to discontinue the Pafase program. Upon discontinuation of the program, Suncos accrued $3.3 million of estimated close-out costs, consisting primarily of expenses associated with the termination of clinical studies and manufacturing activities. Our share of ICOS-TBC losses decreased to $8.6 million in 2002, compared to $11.5 million in 2001. In 2001, we recognized $2.0 million in losses associated with a milestone payment to Encysive upon the achievement of a clinical objective.

Interest and Other Income

Interest and other income totaled $12.3 million in 2002, compared to $12.5 million in 2001. Interest and other income in 2002 reflects the impact of an increase in our average invested funds, due to the net proceeds of our November 2001 equity financing, largely offset by substantially lower interest rates.

Lilly ICOS Results of Operations

Lilly ICOS reported total expenses and a net loss of $131.3 million in 2002, compared to total expenses of $106.6 million and a net loss of $106.4 million in 2001.

Selling, general and administrative expenses increased $35.6 million over the prior year, to $75.7 million in 2002. This increase primarily reflects sales and marketing costs in anticipation of the commercial launch of Cialis.

Research and development expenses decreased $10.9 million from 2001, to $55.6 million in 2002. The decrease primarily reflects a $30.0 million contributed technology charge, in 2001, associated with the filing of an NDA for Cialis, partially offset by incremental costs in 2002 associated with clinical studies in the United States and Europe.

2004 Financial Guidance

For 2004, we expect that ICOS Corporation’s net loss will be in the range of $192 million ($3.00 per share) to $215 million ($3.35 per share). The increase in expected loss, compared to 2003, is due to two primary reasons:

•	An expected increase in our share of the losses of Lilly ICOS. Lilly ICOS’ 2004 net loss is expected to be in the $235 million to $275 million range, as the U.S. Cialis launch proceeds and associated direct-to-consumer and other marketing and sales programs become fully operational. The level of Cialis sales achieved in the U.S. is the primary variable that will affect Lilly ICOS’ results for 2004; and

•	The impact of certain items in 2003 which, in the aggregate, reduced our 2003 net loss by approximately $40 million. Those items were: $21 million of technology license fee revenue associated with the conclusion of our LFA-1 collaboration with Biogen; $15 million of license fee revenue earned upon the first commercial sale of Cialis in the U.S.; and, a $10 million gain upon the sale of our partnership interests in ICOS-TBC; partially offset by approximately $6 million in start-up expenses to recruit, hire, train and deploy our sales force.

Liquidity and Capital Resources

At December 31, 2003, we had cash, cash equivalents, investment securities and associated interest receivable of $469.5 million, compared to $354.0 million at December 31, 2002. The increase primarily reflects net proceeds of $269.9 million received from the issuance of convertible subordinated notes partially offset by cash used in operations and cash used to fund investments in affiliates.

We used $71.0 million in cash for operating activities during 2003, compared to $41.0 million during 2002. The change in operating cash flow primarily reflects lower 2003 cost reimbursements and the timing of vendor payments, partially offset by a $15.0 million license fee collected in 2003 and lower research and development costs in 2003.

We generated $79.7 million in cash from investing activities during 2003, compared to using $210.0 million in cash for investing activities during 2002. Cash provided by investing activities in 2003 included a $167.1 million net decrease in our investment portfolio, compared to a $106.8 million net increase in our investment portfolio in 2002. The decrease in our investment portfolio in 2003 primarily reflects our decision to reinvest the proceeds from maturing investments in cash equivalents, anticipating that interest rates will increase in 2004. Investing outflows in 2003 included $86.4 million of affiliate capital contributions, compared to $97.0 million of affiliate capital contributions in 2002. This increase primarily reflects our share of the funding of higher Lilly ICOS operating losses in 2003, partially offset by the discontinuation of activities associated with the Pafase and endothelin receptor antagonist programs. Current year cash inflows from investing activities also include $4.0 million in proceeds from the sale of our partnership interests in ICOS-TBC.

We generated $282.9 million in cash from financing activities in 2003, compared to $30.5 million in 2002. Cash inflows from financing activities in 2003 included $269.9 million of net proceeds from the private placement of convertible subordinated notes. Proceeds from stock options and warrants totaled $8.7 million in 2003, for issuance of 0.9 million shares of our common stock, compared to $22.9 million in 2002, for issuance of 2.3 million shares of our common stock. The 2002 proceeds included $17.4 million from the exercise of Series A warrants to purchase 1.8 million shares of our common stock. The Series A warrants were issued in 1997, and, if unexercised, expired on May 31, 2002. Financing cash inflows during 2003 and 2002 also included $4.3 million and $7.7 million, respectively, in borrowings under our line of credit with Biogen, all of which have been forgiven.

Our existing cash and cash equivalents, investment securities, interest income from our investments, cash flow from other operating activities, including anticipated payments from Lilly ICOS and cash flow from potential future collaborations, may be sufficient to fund our future operations. However, in view of the very early stage of the commercial launch of Cialis in North America, our ongoing research and development efforts, and potential expansion of our operations through in-licensing or other means, it is possible that we may need to seek additional financing sometime over the next few years. Additional financing may not be available when we need it or may be unavailable on acceptable terms. If we are unable to raise additional funds when we need them, we may be required to delay, scale back or eliminate expenditures, for some of our marketing and selling activities or our development programs, or grant rights to third parties to develop and market product candidates that we would prefer to develop and market on our own.

Our future cash requirements will depend on various factors which, to some extent, are beyond our control, including:

•	the successful commercialization of Cialis throughout the world, including territories where Lilly has exclusive marketing rights;

•	funding levels for research and development programs, including continued funding from our collaboration partners;

•	the results, timing and extent of preclinical and clinical studies;

•	the time and costs involved in filing and prosecuting patents and enforcing and defending patent claims;

•	the regulatory process in the U.S. and other countries;

•	acquisitions of products or technologies, if any;

•	relationships with research and development collaborators;

•	capital contributions to our affiliates;

•	competing technological and market development activities; and

•	the time and costs of manufacturing, scale-up and commercialization activities.

We have engaged in collaborations and joint development agreements with other parties where the capabilities and strategies of the other parties complement ours. Although corporate collaborations, partnerships and joint ventures have provided cost reimbursement revenue to us in the past, we cannot assure you that this type of revenue will be available to us in the future. The vast majority of our cost reimbursement revenue, through August 2003, was for reimbursement of the cost of research and development services that we provided. Beginning in September 2003, collaboration revenue includes reimbursement for the cost of sales services that we provide to Lilly ICOS related to commercialization of Cialis in the United States.

We intend to expand our operations and continue development of our current portfolio of product candidates in clinical studies, as well as to continue discovery and preclinical research to identify additional product candidates. We also intend to continue to engage in pre-marketing activities necessary to bring our product candidates to market and to expand marketing and selling capabilities for our approved products. Due to the uncertainties of drug development and commercialization, as discussed elsewhere herein, we are unable to determine if, or when, any of our current product candidates will begin to generate net cash inflows.

In the future, we may pursue new growth opportunities in a variety of ways including, but not limited to, internal discovery and development of new products, in-licensing of products and technologies and/or merger or acquisition of companies with desirable products and/or technologies. Expansion of our operations, including the U.S. launch of Cialis, will increase our future operating expenses. Furthermore, we may need to make incremental expenditures for additional laboratory, production and office facilities to accommodate the activities and personnel associated with these increased development and commercialization efforts. Any of these activities may require substantial capital investment.

Our operating cash flows include the effect of certain noncancelable, contractual obligations. A summary of our contractual obligations, as of December 31, 2003, is as follows:

	Payments Due By Period
	(in thousands)
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible subordinated debt	$278,650	$—	$—	$—	$278,650
Operating leases	29,100	7,171	12,737	8,976	216

	$307,750	$7,171	$12,737	$8,976	$278,866

Convertible subordinated debt:    In 2003, we issued $278.7 million of convertible subordinated notes, which accrue interest at 2% per annum, payable semiannually each January and July 1. The notes mature on July 1, 2023. The notes are unsecured, subordinated to any senior indebtedness, and convertible, at the option of the holder, into our common stock at a conversion price of $61.50 per share, subject to adjustment in certain circumstances. Note holders may require us to purchase, for cash, all or a portion of their notes on July 1, 2010, 2013 or 2018 at a price equal to the principal amount of the notes being repurchased. We may redeem all or a portion of the notes, at par, for cash at any time on or after July 5, 2010.

Operating leases:    We lease certain property and equipment under operating leases which, in the aggregate, obligate us through 2009. Many of our leases contain renewal options and provide for escalations of rent and payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

In addition to the contractual obligations noted above, we have entered into various licensing and research and development arrangements under which we may be obligated to make future payments to third parties upon the achievement of certain success-based objectives. We also have entered into contracts with various third parties, under which we may be required to pay immaterial amounts in the event of contract termination.

In connection with our acquisition of technology rights to certain PDE5 inhibitors, including Cialis (tadalafil), we committed to pay a third party a royalty equal to 5% of the net sales of products developed utilizing the acquired technology. Lilly ICOS and Lilly have accepted primary responsibility for any royalty obligations resulting from this arrangement.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into agreements that contingently require us to indemnify counterparties against third-party claims. These may include: agreements with vendors and suppliers, under which we may indemnify them against claims arising from our use of their products or services; agreements with customers, under which we may indemnify them against claims arising from their use of our products or services; real estate and equipment leases, under which we may indemnify lessors against third-party claims relating to use of their property; agreements with licensees or licensors, under which we may indemnify the licensee or licensor against claims arising from their use of our intellectual property or our use of their intellectual property; and agreements with initial purchasers and underwriters of our securities, under which we may indemnify them against claims relating to their participation in the transactions.

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because management does not expect these indemnifications to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no related liabilities are recorded at December 31, 2003. We hold insurance policies that mitigate potential losses arising from certain indemnifications and, historically, we have not incurred significant costs related to performance under these obligations.

Legal Proceedings

In October 2002, Pfizer Inc., Pfizer Limited, and Pfizer Ireland Pharmaceuticals filed a patent infringement lawsuit against ICOS, Lilly ICOS, and Lilly in the United States District Court for the District of Delaware. The complaint alleges that the intended and imminent use, offering for sale, selling, manufacture, or importing into the United States upon FDA approval of Cialis for the treatment of erectile dysfunction by ICOS, Lilly ICOS and Lilly will constitute infringement of plaintiffs’ U.S. Patent No. 6,469,012. The plaintiffs seek a judgment declaring that the defendants’ using, selling, offering for sale, making or importing of Cialis for the treatment of erectile dysfunction will infringe this patent. The plaintiffs also seek a permanent injunction, attorneys’ fees, costs and expenses. In January 2003, we filed an answer denying the central allegations of plaintiffs’ complaint and setting forth various affirmative defenses. In September 2003, the PTO ordered the reexamination of U.S. Patent No. 6,469,012. The reexamination process is provided for by law and requires the PTO to consider the validity of the patent based on substantial new questions of patentability raised by the PTO. In October 2003, ICOS, Lilly ICOS and Lilly filed a motion for a stay with the District Court, to suspend the patent infringement lawsuit, pending the outcome of the reexamination. In November 2003, the judge granted the requested stay. In December 2003, Lilly ICOS filed its own reexamination request, related to U.S. Patent No. 6,469,012, with the PTO.

Pfizer’s corresponding European method-of-use patent was previously held invalid in the first stage of an opposition proceeding in the European Patent Office. Pfizer is now appealing that decision to the Technical Board of Appeal of the European Patent Office. A hearing is expected in the second half of 2004. The United Kingdom Court of Appeal has previously held the United Kingdom counterpart to this patent invalid. Litigation relating to the corresponding patent is pending in Canada and Mexico.

Litigation is inherently unpredictable and the eventual outcome in a particular case is impossible to determine in advance. We believe that Pfizer’s suit lacks merit and intend to vigorously pursue our various defenses. If Pfizer were to prevail in one or more countries, however, we might be subject to substantial damages, prohibited from marketing Cialis for the treatment of erectile dysfunction in those countries, or required to enter into a licensing agreement to market Cialis in those countries. Any such adverse result could have a material adverse effect on our business, financial position, results of operations and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2003 and 2002, our financial instruments include, among other items, cash, cash equivalents, marketable investment securities, a note receivable and convertible subordinated debt, which bears interest at a fixed interest rate of 2% per annum. We do not use derivative financial instruments in our investment portfolio. Our exposure to market risk for changes in interest rates relates primarily to our marketable investment securities, note receivable and convertible subordinated debt. Because of the relatively short maturities of our investments and note receivable, we do not expect interest rate fluctuations to materially affect the aggregate value of our financial assets. The fair value of our convertible subordinated debt is expected to change, to a small extent, inversely to changes in interest rates. More importantly, however, the fair value of our convertible subordinated debt is expected to change as our stock price changes. The fair value of our convertible subordinated debt was $275.5 million at December 31, 2003, with a carrying amount of $278.7 million at that date.

Item 8.	Consolidated Financial Statements and Supplementary Data

SUPPLEMENTARY DATA

Balance sheets of Lilly ICOS LLC as of December 31, 2003 and 2002, and the related statements of operations, members’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2003, are included elsewhere in this report.

All other consolidated financial statement schedules have been omitted as the information is not required or the information required is included in the consolidated financial statements or the notes thereto.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

ICOS Corporation:

We have audited the accompanying consolidated balance sheets of ICOS Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICOS Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Seattle, Washington

January 23, 2004

ICOS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$332,039	$40,450
Investment securities, at market value	83,049	159,680
Interest receivable	2,668	5,099
Receivables from affiliates	17,681	7,959
Note receivable	6,000	—
Other	3,819	2,652

Total current assets	445,256	215,840
Investment securities, at market value	51,769	148,796
Property and equipment, net	18,970	20,209
Deferred financing costs and other	8,859	815

	$524,854	$385,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,872	$4,125
Accrued payroll and benefits	3,711	3,188
Accrued clinical expenses	1,733	7,841
Accrued interest	2,957	—
Other accruals	8,160	10,831
Due to affiliates	25,842	25,012
Deferred revenue	1,000	2,305

Total current liabilities	47,275	53,302
Deferred revenue	—	14,726
Convertible subordinated debt	278,650	—
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 63,013,036 shares at December 31, 2003 and 62,104,891 shares at December 31, 2002, issued and outstanding	630	621
Additional paid-in capital	787,019	777,697
Accumulated other comprehensive income	753	3,280
Accumulated deficit	(589,473)	(463,966)

Total stockholders’ equity	198,929	317,632

	$524,854	$385,660

See accompanying notes to consolidated financial statements.

ICOS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenue:
Collaboration revenue from related parties	$25,943	$77,728	$54,754
Licenses of technology	36,976	6,617	30,846
Contract manufacturing	12,185	8,532	7,402

Total revenue	75,104	92,877	93,002

Operating expenses:
Research and development	85,758	129,350	99,009
Marketing and selling	19,770	9,268	2,741
Cost of contract manufacturing	9,703	7,599	5,198
General and administrative	15,272	16,409	13,795

Total operating expenses	130,503	162,626	120,743

Operating loss	(55,399)	(69,749)	(27,741)

Other income (expense):
Equity in losses of affiliates	(87,180)	(104,160)	(64,902)
Gain on sale of partnership interests	10,000	—	—
Interest expense	(3,578)	—	—
Interest and other income	10,038	12,292	12,470

Total other income (expense)	(70,720)	(91,868)	(52,432)

Loss before income taxes	(126,119)	(161,617)	(80,173)
Income tax recovery	612	—	—

Net loss	$(125,507)	$(161,617)	$(80,173)

Net loss per common share — basic and diluted	$(2.01)	$(2.64)	$(1.48)

Weighted-average common shares outstanding — basic and diluted	62,561	61,304	54,073

See accompanying notes to consolidated financial statements.

ICOS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(In thousands, except number of shares and per share data)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2000	$524	$432,665	$82	$(222,176)	$211,095
Comprehensive income (loss):
Net loss	—	—	—	(80,173)	(80,173)
Net unrealized gains on investment securities	—	—	746	—	746

Total comprehensive income (loss)	—	—	746	(80,173)	(79,427)
Compensation expense related to certain stock options	—	25	—	—	25
Issuance of 977,014 shares of common stock from exercise of options	9	11,637	—	—	11,646
Issuance of 884,350 shares of common stock from exercise of warrants	9	12,971	—	—	12,980
Issuance of 5,500,000 shares of common stock at $57.00 per share, net of offering costs of $16,455	55	296,990	—	—	297,045
Value of warrants issued to partners of ICOS Clinical Partners, L.P	—	386	—	—	386

Balances at December 31, 2001	597	754,674	828	(302,349)	453,750
Comprehensive income (loss):
Net loss	—	—	—	(161,617)	(161,617)
Net unrealized gains on investment securities	—	—	2,452	—	2,452

Total comprehensive income (loss)	—	—	2,452	(161,617)	(159,165)
Stock (including issuance of 20,000 shares of restricted stock) and option compensation expense	—	194	—	—	194
Issuance of 500,247 shares of common stock from exercise of options	5	5,217	—	—	5,222
Issuance of 1,840,540 shares of common stock from exercise of warrants	19	17,612	—	—	17,631

Balances at December 31, 2002	621	777,697	3,280	(463,966)	317,632
Comprehensive loss:
Net loss	—	—	—	(125,507)	(125,507)
Net unrealized losses on investment securities	—	—	(2,527)	—	(2,527)

Total comprehensive loss	—	—	(2,527)	(125,507)	(128,034)
Stock and option compensation expense	—	627	—	—	627
Issuance of 908,145 shares of common stock from exercise of options	9	8,695	—	—	8,704

Balances at December 31, 2003	$630	$787,019	$753	$(589,473)	$198,929

See accompanying notes to consolidated financial statements.

ICOS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(125,507)	$(161,617)	$(80,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,227	5,764	5,486
Amortization of deferred financing costs	657	—	—
Gain on sale of investment securities, net	(1,290)	(394)	(79)
Amortization of investment premiums, net	5,367	6,472	1,681
Gain on sale of partnership interests	(10,000)	—	—
Equity in losses of affiliates	87,180	104,160	64,902
Revenue from licenses of technology in excess of cash received	(21,976)	(4,617)	(7,846)
Other	627	194	25
Changes in operating assets and liabilities:
Receivables	(7,929)	4,459	100
Other assets	(481)	360	(1,427)
Accounts payable and accrued liabilities	(3,906)	4,266	9,199

Net cash used in operating activities	(71,031)	(40,953)	(8,132)

Cash flows from investing activities:
Purchases of investment securities	(76,791)	(375,157)	(291,499)
Maturities of investment securities	166,037	104,270	104,152
Sales of investment securities	77,808	164,127	14,807
Acquisitions of property and equipment	(4,988)	(6,219)	(6,113)
Proceeds from sale of partnership interests	4,000	—	—
Investments in affiliates	(86,350)	(97,036)	(71,601)

Net cash provided by (used in) investing activities	79,716	(210,015)	(250,254)

Cash flows from financing activities:
Proceeds from stock options and warrants	8,656	22,853	25,212
Borrowings under line of credit	4,308	7,660	2,326
Proceeds from issuance of convertible subordinated debt, net of related costs	269,940	—	—
Proceeds from stock offering, net of related costs	—	—	297,045

Net cash provided by financing activities	282,904	30,513	324,583

Net increase (decrease) in cash and cash equivalents	291,589	(220,455)	66,197
Cash and cash equivalents at beginning of year	40,450	260,905	194,708

Cash and cash equivalents at end of year	$332,039	$40,450	$260,905

Supplemental disclosure of cash flow information:
Debt forgiveness upon achievement of clinical milestones	$5,294	$6,674	$2,326

Note receivable from sale of partnership interests	$6,000	$—	$—

See accompanying notes to consolidated financial statements.

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data or as otherwise noted)

(1) Summary of Significant Accounting Policies

(a) Nature of Operations

ICOS Corporation is a biotechnology company that is dedicated to bringing innovative therapeutic products to patients. We are marketing our first product, Cialis (tadalafil), for the treatment of erectile dysfunction, through Lilly ICOS, our joint venture with Lilly. Our goal is to develop and commercialize treatments for serious unmet medical conditions such as chronic obstructive pulmonary disease, cancer and inflammatory diseases.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of ICOS Corporation and its subsidiaries (collectively, ICOS), all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated in consolidation.

Our investments in affiliates are accounted for using the equity method. Accordingly, the investments are recorded at cost, adjusted for our share of income or losses of the entities. Losses relating to our affiliates are recognized to the extent we have made, or are committed to make, capital contributions to the affiliate. Operating results of our affiliates include expenses related to research, development, marketing and sales, and administrative services that we provide to them, and that we recognize as cost reimbursement revenue.

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

(d) Cash and Cash Equivalents

All highly liquid short-term investments with a maturity at purchase of three months or less are considered to be cash equivalents and are carried at market value. Our cash equivalents consist of money market accounts, short-term obligations of U.S. government agencies and government-sponsored enterprises, commercial paper, floating rate notes and auction rate and asset backed securities.

(e) Investment Securities

Our investment securities consist of corporate debt, U.S. treasury securities and obligations of U.S. government agencies and government-sponsored enterprises. Our investment securities are classified as available-for-sale and carried at market value, based on quoted market prices, with unrealized gains and losses excluded from results of operations and reported as a component of total comprehensive income (loss). Management determines the appropriate classification of marketable investment securities at the time of purchase. Realized gains and losses on sales of investment securities are determined on the specific identification

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

method and included in interest and other income. We do not have any derivative financial instruments in our investment portfolio.

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

(g) Deferred Financing Costs

In connection with the issuance of our convertible subordinated notes, we incurred $8.7 million of debt issuance costs, which have been deferred and are being amortized to interest expense using the effective interest method through July 1, 2010, the earliest date on which note holders may require us to repurchase the notes.

(h) Fair Value of Financial Instruments

Our financial instruments include, among other items, cash, cash equivalents, marketable investment securities, a note receivable and convertible subordinated debt. Marketable investment securities are carried at fair value on our consolidated balance sheets based on quoted market prices. Our convertible subordinated debt is carried at cost on our consolidated balance sheets. The fair value of our convertible subordinated notes was $275.5 million at December 31, 2003, with a carrying amount of $278.7 million at that date. Fair value of the convertible subordinated notes was determined by obtaining quotes from a market maker for the notes. The carrying amounts reflected in the consolidated balance sheets for the remaining items approximate fair value due to their market rates of interest and/or their short-term maturities.

(i) Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the asset is written-down to its estimated fair value in accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

(j) Revenue Recognition

We recognize revenue from our contracts for research, development, marketing and sales services, including those under collaborative agreements, as the related costs are incurred. We refer to this revenue as “cost reimbursement revenue.” Payments received, that are related to future performance, are deferred and recognized as revenue when the future performance occurs.

Nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred, and recognized as revenue as we provide the services required under the agreement. We recognize revenue for nonrefundable upfront technology fees based on the

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ratio of current development costs to total estimated current and future development costs through the date we file an NDA (or an equivalent) with the FDA. We believe this method appropriately matches revenue with the estimated costs of the development effort. We also believe that development costs are the best available surrogate for benefits obtained as data is collected and other research and development activities progress in the collaboration.

We estimate the total projected development costs based on the specific terms of each agreement, our judgment and experience and, when appropriate, the expertise of our collaboration partners. The ability to estimate total development effort and costs can vary significantly for each product candidate due to the inherent complexities and uncertainties of drug development. In the past, we have been able to estimate total expected development costs, for certain product candidates, because they were in later stages of clinical development at the time such estimates were prepared or our partner had substantial previous experience in the relevant field of study. However, we may not be able to reasonably estimate total expected development costs for product candidates in the future, particularly if such product candidates are in earlier stages of clinical development. To the extent we cannot estimate the costs to complete development, but can estimate an expected NDA filing date, we will recognize license fee revenue ratably through the NDA filing date. If we are unable to reasonably estimate either total costs to complete development or an expected NDA filing date (performance period), we will defer revenue recognition until one of those estimates can be made or the project is discontinued.

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

The timing and amount of revenue that we recognize from licenses of technology, either from upfront fees or milestones where we are providing continuing services related to product development, is dependent upon our estimates of total product development effort as well as the timing of such effort over the estimated development period. As product candidates move through the development process, it is necessary to revise these estimates to consider changes to the product development cycle, such as changes in the clinical development plan, regulatory requirements, or various other factors, many of which may be outside of our control. The impact on revenue of changes in our estimates and the timing thereof, is recognized prospectively, over the remaining estimated product development period.

Contract manufacturing revenue, including fees earned for process development and manufacturing services performed for third parties, is recognized when the manufacturing obligation is fulfilled or manufacturing services are performed, as appropriate, based on the terms of the agreement, and collectibility is reasonably assured. Payments received in excess of amounts earned are recorded as deferred revenue.

(k) Cost of Contract Manufacturing

Contract manufacturing expenses are principally comprised of costs for: personnel, including salaries and benefits; occupancy; raw materials and consumables used in process development and manufacturing; testing

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

services provided by third parties; facility overhead, including taxes, depreciation, utilities and maintenance of manufacturing equipment; and other shared services, including information systems and staff support. Contract manufacturing costs generally are expensed when the related revenue is recognized.

(l) Research and Development Costs

Research and development expenses are principally comprised of costs for: personnel, including salaries and benefits; occupancy; clinical studies performed by third parties; materials and supplies to support our clinical programs; contract research; manufacturing; consulting arrangements; in-licensing fees; and other expenses incurred to sustain our overall research and development program. Research and development costs are expensed as incurred.

Some of our research and development, including certain clinical study activities, are conducted by various third parties, including contract research organizations, which may also provide contractually defined administration and management services. We recognize expenses for these contracted activities based on a variety of factors, including actual and estimated labor hours, clinical site initiation activities, patient enrollment rates, estimates of external costs, and other activity-based factors. On a regular basis, our estimates of these costs are reconciled to actual invoices from the service providers and adjustments are made accordingly.

(m) Income Taxes

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

(n) Net Loss Per Common Share

Net loss per common share (basic and diluted) is calculated using the weighted-average number of common shares outstanding during the period.

(o) Stock Based Compensation

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

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Had we determined compensation cost based on the fair value of our stock options on the grant date under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” our net loss and net loss per share would have been the following pro forma amounts:

	Year Ended December 31,
	2003	2002	2001
Net loss:
As reported	$(125,507)	$(161,617)	$(80,173)
Add: Stock based employee compensation expense included in reported net loss	275	92	—
Deduct: Stock based employee compensation expense determined under fair value based method for all awards	(47,422)	(38,159)	(30,053)

Pro forma	$(172,654)	$(199,684)	$(110,226)

Net loss per share — basic and diluted:
As reported	$(2.01)	$(2.64)	$(1.48)

Pro forma	$(2.76)	$(3.26)	$(2.04)

The estimated per share weighted-average grant date fair value of stock options awarded during 2003, 2002 and 2001 was $21.03, $22.29, and $37.06, respectively. Amounts were determined using the Black-Scholes option pricing model based on the following assumptions:

	Year Ended December 31,
	2003	2002	2001
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.5%	4.1%	5.0%
Expected volatility	69.1%	68.8%	73.0%
Expected life in years	6.5	6.3	6.3

(p) Operating Segments

We have one operating segment, the discovery, development and commercialization of proprietary pharmaceuticals for the treatment of serious medical conditions.

(q) Reclassifications

Certain amounts reported in prior years have been reclassified to conform to the 2003 presentation.

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2) Collaborations

The following tables summarize our revenue from collaborations with related parties and licenses of technology, equity in losses of affiliates and cash invested in affiliates during the periods presented.

	Year Ended December 31,
	2003	2002	2001
Collaboration revenue from related parties:
Lilly ICOS	$22,093	$6,615	$9,965
Suncos	2,450	56,478	30,373
ICOS-TBC	1,400	14,635	12,676
ICOS Clinical Partners	—	—	1,740

	$25,943	$77,728	$54,754

Licenses of technology:
Lilly ICOS	$15,031	$1,557	$29,416
ICOS Clinical Partners	—	3,160	981
Biogen	21,945	1,900	449

	$36,976	$6,617	$30,846

Equity in losses of affiliates:
Lilly ICOS	$(87,320)	$(65,669)	$(38,219)
Suncos	140	(29,933)	(15,200)
ICOS-TBC	—	(8,558)	(11,461)
ICOS Clinical Partners	—	—	(22)

	$(87,180)	$(104,160)	$(64,902)

Cash invested in affiliates:
Lilly ICOS	$83,733	$59,685	$47,228
Suncos	—	27,881	15,000
ICOS-TBC	2,617	9,470	9,373

	$86,350	$97,036	$71,601

Lilly ICOS

In October 1998, ICOS and Lilly formed Lilly ICOS, which is 50/50-owned, to develop and commercialize PDE5 inhibitors, including Cialis (tadalafil). We received, from Lilly ICOS, a $75.0 million payment upon formation of the joint venture, a $15.0 million payment in 1999 upon initiation of a Phase 3 clinical study program for Cialis, a $15.0 million payment in 2001 following the filing of the NDA with the FDA, and a $15.0 million payment in December 2003 following the first commercial sale of Cialis in the United States. We could receive up to $30.0 million in additional payments based on the achievement of further development and commercialization objectives for tadalafil. Lilly ICOS was initially capitalized through cash contributions from Lilly and our contribution of an exclusive worldwide license to intellectual property relating to PDE5 inhibitors, including intellectual property associated with tadalafil and its research platform. Subsequent capital contributions have been made, as needed to fund operations, by both Lilly and ICOS. ICOS and Lilly jointly manage Lilly ICOS and provide it with services required for research, development and commercialization. Lilly is the sole manufacturer of Cialis, under contract with Lilly ICOS.

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The technology we contributed to Lilly ICOS had a zero basis for financial reporting purposes and, accordingly, our initial investment in Lilly ICOS was recorded at zero. We did not recognize any portion of Lilly ICOS’ operating losses during the time its activities were funded exclusively by Lilly. We began recognizing our share of Lilly ICOS’ losses in the third quarter of 2000, because we were responsible for funding our proportionate share of Lilly ICOS’ operations. We do not recognize any Lilly ICOS expenses associated with the valuation of technology that we contributed, as those expenses are solely applicable to Lilly.

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

Lilly ICOS’ first commercial product, Cialis, for the treatment of erectile dysfunction, is being marketed around the world. Lilly ICOS has rights to market Cialis in North America and Europe. In the context of Lilly ICOS territories, North America includes the United States, Canada and Mexico. Europe includes the current fifteen member countries of the European Union – Austria, Belgium, Denmark, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain, Sweden, Switzerland and the United Kingdom – plus Finland, Iceland, and Norway. Lilly has exclusive rights to market Cialis in territories in the remainder of the world, and pays royalties to Lilly ICOS, equal to 20% of net sales in those territories.

During the first quarter of 2003, Lilly ICOS launched Cialis in Europe, followed by additional launches later in the year in North America. Cialis became available in Mexico, in August 2003, and Canada, in November 2003. Lilly ICOS received FDA approval, to market Cialis in the United States, on November 21, 2003. The product was available in pharmacies throughout the United States by early December 2003.

Summarized unaudited financial information for Lilly ICOS follows:

	December 31,
	2003	2002
Financial position:
Total current assets	$63,293	$9,335
Total noncurrent assets	16,673	1,413

Total assets	$79,966	$10,748

Total liabilities — all current	$113,417	$51,922
Members’ deficit	(33,451)	(41,174)

Total liabilities and members’ deficit	$79,966	$10,748

	Year Ended December 31,
	2003	2002	2001
Operating results:
Revenue	$144,533	$—	$—
Cost of sales	12,543	—	—
Selling, general and administrative expenses, related parties	243,110	75,697	40,136
Research and development expenses, related parties	63,622	55,641	36,496
Contribution of technology, related party	—	—	30,000
Interest income	—	—	196

Net loss	$(174,742)	$(131,338)	$(106,436)

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Biogen

In July 2001, we entered into an agreement with Biogen to jointly develop and globally commercialize orally active, small molecule LFA-1 antagonists for the treatment of inflammatory diseases and conditions, including psoriasis, and other autoimmune diseases. Under the terms of this agreement, we and Biogen cross-licensed LFA-1 antagonist technology and patents, including those related to IC747 and other LFA-1 antagonists, and equally shared in costs of development activities for the collaboration.

We received an $8.0 million upfront fee upon executing the agreement with Biogen in 2001, and received an additional $2.0 million license fee in 2002, upon the initiation of a Phase 2 clinical program. In 2003, 2002 and 2001, we also received $4.3 million, $7.7 million and $2.3 million, respectively, in loans from Biogen to help fund our share of the related development costs, of which $5.3 million, $6.7 million and $2.3 million was forgiven in 2003, 2002 and 2001, respectively, upon the achievement of certain objectives. Loans forgiven were treated as license fees and recorded as revenue at the time of forgiveness, based on the ratio of cumulative costs incurred to date, to total estimated development costs. Any remaining forgiven balance was reported as deferred revenue to be recognized as revenue over the estimated remaining product development period.

In June 2003, we announced that the LFA-1 antagonist collaboration with Biogen would be concluded and that we would reacquire sole development rights to the program. At that time, we recognized, as revenue, the remaining $21.3 million of deferred upfront fees and forgiven loans received from Biogen under the collaboration arrangement.

Suncos

In February 1997, ICOS and Suntory Ltd. (the predecessor to Daiichi Suntory Pharma Co., Ltd.) formed Suncos, a 50/50-owned corporation, to develop and commercialize Pafase. Suncos was established with a $30.0 million cash investment by Suntory Ltd., and ICOS’ contribution of an exclusive license for Pafase technology. Subsequent capital contributions have been made by Suntory Ltd. and ICOS in equal amounts. Both Suntory Ltd. and ICOS provided Suncos with research and development services in support of the Pafase development program. In December 2002, the Pafase development program was discontinued after an interim analysis did not demonstrate clinical benefit in a Phase 3 study for severe sepsis. Upon discontinuation of the Pafase program, Suncos accrued estimated close-out costs, primarily associated with the program’s clinical and manufacturing activities. During 2003, the accrual for estimated close-out costs was adjusted, by an immaterial amount, to reflect actual close-out costs.

ICOS-TBC

In June 2000, ICOS and Encysive formed ICOS-TBC, a 50/50-owned limited partnership, to develop and commercialize endothelin receptor antagonists, such as sitaxsentan. Under the terms of this arrangement, ICOS and Encysive equally funded the development of endothelin receptor antagonists and were entitled to equally share in the profits of the partnership. We made an initial $2.0 million payment to Encysive upon formation of the partnership and made an additional $2.0 million payment in October 2001. Encysive made an initial contribution to ICOS-TBC of an exclusive worldwide license to the intellectual property associated with endothelin receptor antagonists, including patent rights and technical information.

In January 2003, we announced that joint development of endothelin receptor antagonists, through ICOS-TBC, would not continue. Encysive agreed to be responsible for all costs and expenses of ICOS-TBC incurred subsequent to December 31, 2002. On April 22, 2003, Encysive acquired all of our interests in ICOS-TBC for

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$10.0 million, with $4.0 million paid on that date and the balance payable, with interest, over an 18-month period. Future payments due from Encysive are secured by an irrevocable standby letter of credit from a major U.S. bank. Other income, in 2003, includes a gain of $10.0 million from this transaction.

Other Collaborative Arrangements

We have entered into other collaborative arrangements under which we may be obligated to pay royalties or milestones if product development is successful. It is not anticipated that the aggregate of any royalty or milestone obligations under these arrangements will be material to our operations.

(3) Investment Securities

The following table summarizes our investment securities at December 31, 2003 and 2002:

	Market Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
December 31, 2003:
Corporate debt securities	$111,202	$874	$171	$110,499
U.S. treasury securities and obligations of U.S. government agencies and government-sponsored enterprises	23,616	50	—	23,566

Total	$134,818	$924	$171	$134,065

December 31, 2002:
Corporate debt securities	$252,406	$3,048	$13	$249,371
U.S. treasury securities and obligations of U.S. government agencies and government-sponsored enterprises	56,070	245	—	55,825

Total	$308,476	$3,293	$13	$305,196

At December 31, 2003, gross unrealized losses on our investment securities relate to certain corporate debt securities, with an aggregate fair market value of $20.6 million, which we intend to hold to maturity.

Market value and amortized cost of investment securities at December 31, 2003, by contractual maturity, are shown below.

Maturing:	Market Value	Amortized Cost
Less than 1 year	$83,049	$83,004
1 to 2 years	51,769	51,061

	$134,818	$134,065

Actual maturities may be different from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(4) Receivables from Affiliates

	December 31,
	2003	2002
Lilly ICOS	$14,360	$2,631
Suncos	3,321	337
ICOS-TBC	—	4,841
Other	—	150

	$17,681	$7,959

Substantially all of the above balances represent amounts due under collaborative research, development, marketing and sales arrangements.

(5) Property and Equipment, Net

	December 31,
	2003	2002
Land	$2,310	$2,310
Building and improvements	10,172	10,088
Leasehold improvements	15,200	14,310
Furniture and equipment	38,695	34,681

Total cost	66,377	61,389
Less accumulated depreciation and amortization	(47,407)	(41,180)

	$18,970	$20,209

(6) Due to Affiliates

	December 31,
	2003	2002
Lilly ICOS	$24,174	$20,587
Suncos	1,668	1,808
ICOS-TBC	—	2,617

	$25,842	$25,012

Due to affiliates represents obligations to fund our share of the losses of Lilly ICOS, Suncos and ICOS-TBC that are in excess of our investment.

(7) Deferred Revenue

At December 31, 2003, deferred revenue consists solely of cash receipts, in excess of amounts earned, under various contract manufacturing agreements with third-parties. Substantially all deferred revenue at December 31, 2002, arose from upfront license fees, milestones and debt forgiven under our line of credit with Biogen.

(8) Convertible Subordinated Debt

On June 20, 2003, we completed a private offering of $250.0 million of convertible subordinated notes, which accrue interest at 2% per annum, payable semiannually each January and July 1. On July 18, 2003, the initial

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

purchasers exercised, in part, their option to purchase additional convertible subordinated notes in the principal amount of $28.7 million. The notes are unsecured, subordinated to any senior indebtedness, and convertible, at the option of the holder, into our common stock at a conversion price of $61.50 per share, subject to adjustment in certain circumstances. The notes will mature on July 1, 2023. Note holders may require us to purchase, for cash, all or a portion of their notes on July 1, 2010, 2013 or 2018, at a price equal to the principal amount of the notes being repurchased. We may redeem all or a portion of the notes, at par, for cash at any time on or after July 5, 2010. The net proceeds of the offering are expected to be used to fund costs associated with the U.S. commercial launch of Cialis, research and development activities, working capital and other general corporate purposes.

(9) Leases

We lease certain property and equipment under noncancelable operating leases which, in the aggregate, obligate us through 2009. Many of our leases contain renewal options and provide for escalations of rent and payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

Total rent expense was $6.1 million, $5.0 million and $4.0 million for 2003, 2002 and 2001, respectively.

Future minimum payments due under noncancelable operating leases are as follows:

2004	$7,171
2005	6,786
2006	5,951
2007	5,261
2008	3,715
Thereafter	216

$29,100

(10) Federal Income Taxes

Income tax benefit differs from the amount computed by applying the U.S. federal income tax rate to pre-tax income (loss) as a result of the following:

	Year Ended December 31,
	2003	2002	2001
Estimated federal income tax benefit	$(43,927)	$(56,566)	$(28,061)
Research and experimentation tax credit carryforwards	(3,172)	(2,866)	(2,905)
Other	71	61	223
Change in valuation allowance	46,416	59,371	30,743

	$(612)	$—	$—

The change in valuation allowance shown above excludes, in each year, the tax benefit of deductions generated by non-qualified stock option exercises. Those tax benefits will be credited directly to stockholders’ equity upon realization.

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred tax assets arising from temporary differences and carryforwards are as follows:

	December 31,
	2003	2002
Depreciation	$4,862	$4,212
Deferred revenue	—	5,961
Net operating loss carryforwards	203,011	144,635
Research and experimentation tax credit carryforwards	18,704	15,213
Alternative minimum tax credit carryforward	—	612
Investments in affiliates	26,454	30,447
Other	3,273	2,655

Gross deferred tax assets	256,304	203,735
Valuation allowance	(256,304)	(203,735)

	$—	$—

The increases in the valuation allowance for deferred tax assets of $52.6 million, $61.3 million and $42.5 million, in 2003, 2002 and 2001, respectively, are attributable primarily to net operating loss carryforwards and investments in affiliates.

At December 31, 2003, we have net operating loss carryforwards available to offset future taxable income as follows:

Year of Expiration
2009	$5,060
2010	21,507
2011	21,039
2012	26,774
2013	7,688
2018	359
2019	36,832
2020	71,234
2021	92,848
2022	130,396
2023	166,294

$580,031

Approximately $101.0 million of the net operating loss carryforwards as of December 31, 2003, result from stock option deductions, the realization of which would result in a credit to stockholders’ equity. At December 31, 2003, we also had available approximately $18.7 million of research and experimentation tax credit carryforwards to offset future tax liabilities. These credits expire from 2009 to 2023.

Under provisions of the Internal Revenue Code of 1986, as amended, utilization of our net operating loss carryforwards may be subject to limitation if it should be determined that a greater than 50% ownership change has occurred or were to occur in the future.

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Stockholder Rights Plan

In August 2002, we implemented a Stockholder Rights Plan (Rights Plan) under which the Board of Directors declared a dividend of one preferred share purchase Right for each outstanding share of our common stock. Each Right entitles its registered holder, under certain circumstances and upon the occurrence of certain events, to purchase from us one one-hundredth of a share of our Series A Junior Participating Preferred Stock, at a price of $250.00 per one one-hundredth of a preferred share, subject to adjustment. The Rights are not exercisable until the distribution date. Until the distribution date, or earlier redemption or expiration of the Rights, the Rights may only be transferred with the shares of our common stock.

If a person or group (collectively, an Acquiring Person) acquires beneficial ownership of 15% or more of our outstanding shares of common stock, then each Right (other than those held by an Acquiring Person, an affiliate, or an associate of that person) will entitle the holder to purchase, for the purchase price, the number of shares of common stock which at the time of the transaction would have a market value of twice the purchase price. Any Rights owned by an Acquiring Person, an affiliate, or an associate of that person, will be void and non-transferable. The Board of Directors may also elect to exchange each Right, other than those which become void and non-transferable as described above, for shares of common stock, without payment of the purchase price. Should the Board of Directors make this election, the exchange rate would be one-half of the number of shares of common stock that would otherwise be issuable at that time upon the exercise of one Right.

(12) Common Stock Options and Warrants

Stock Option Plan

Under our amended and restated 1999 Stock Option Plan, a total of 17.4 million shares of common stock were reserved for grant to employees, nonemployee directors and certain outside parties. The 1999 Stock Option Plan replaced our 1989 Stock Option Plan and our 1991 Stock Option Plan for Nonemployee Directors.

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

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of stock options is presented below:

	Stock Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share
	(in thousands)
Balance at December 31, 2000	7,702	$21.39
Options granted	1,321	53.41
Cancellations	(189)	43.87
Options exercised	(977)	11.94

Balance at December 31, 2001	7,857	27.41
Options granted	3,756	33.70
Cancellations	(130)	43.98
Options exercised	(500)	10.25

Balance at December 31, 2002	10,983	30.15
Options granted	690	31.84
Cancellations	(251)	40.29
Options exercised	(908)	9.58

Balance at December 31, 2003	10,514	$31.78

At December 31, 2003, 2.4 million shares were reserved and remain available for grant under the 1999 Stock Option Plan.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2003 (shares stated in thousands):

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Exercise Price Per Share	Number	Weighted-Average Exercise Price Per Share
$ 3.75 – $17.06	2,100	2.8	$10.12	2,091	$10.10
17.38 – 29.73	2,289	7.7	26.42	1,205	26.31
29.74 – 31.12	1,884	8.3	30.06	770	30.08
32.09 – 42.88	2,081	5.6	41.62	1,935	41.73
42.93 – 66.53	2,160	7.7	50.54	1,341	51.17

$ 3.75 – $66.53	10,514	6.4	$31.78	7,342	$30.69

Warrants To Purchase Common Stock

In connection with the 1997 sale of limited partnership units in ICOS Clinical Partners, we issued Series A and Series B warrants. The Series A warrants entitled the holder to purchase an aggregate of 7.6 million shares of our common stock at a weighted-average exercise price of $9.45 per share. Substantially all of the Series A warrants were exercised prior to expiration on May 31, 2002. On June 30, 1999, we issued Series B warrants, exercisable through June 30, 2004, to purchase an aggregate of 7.6 million shares of our common stock at $52.49 per share.

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

None of the Series B warrants were exercised in 2003. During 2002, Series A and B warrants to purchase 1.8 million shares were exercised at a weighted-average exercise price of $9.58 per share. During 2001, Series A and B warrants to purchase 0.9 million shares were exercised at a weighted-average exercise price of $14.68 per share. At December 31, 2003, Series B warrants to purchase 7.4 million shares were outstanding.

(13) Net Loss per Common Share

	Year Ended December 31,
	2003	2002	2001
Net loss per share computations — basic and diluted:
Numerator:
Net loss	$(125,507)	$(161,617)	$(80,173)
Denominator:
Weighted-average common shares	62,561	61,304	54,073

Net loss per share — basic and diluted	$(2.01)	$(2.64)	$(1.48)

Antidilutive securities excluded from the computation of diluted net loss per share were as follows:

	Year Ended December 31,
	2003	2002	2001
Shares issuable upon:
Exercise of stock options	10,514	10,983	7,857
Exercise of stock warrants	7,429	7,429	9,273
Conversion of subordinated debt	4,531	—	—

(14) Legal Proceedings

In October 2002, Pfizer Inc., Pfizer Limited, and Pfizer Ireland Pharmaceuticals filed a patent infringement lawsuit against ICOS, Lilly ICOS, and Lilly in the United States District Court for the District of Delaware. The complaint alleges that the intended and imminent use, offering for sale, selling, manufacture, or importing into the United States upon FDA approval of Cialis for the treatment of erectile dysfunction by ICOS, Lilly ICOS and Lilly will constitute infringement of plaintiffs’ U.S. Patent No. 6,469,012. The plaintiffs seek a judgment declaring that the defendants’ using, selling, offering for sale, making or importing of Cialis for the treatment of erectile dysfunction will infringe this patent. The plaintiffs also seek a permanent injunction, attorneys’ fees, costs and expenses. In January 2003, we filed an answer denying the central allegations of plaintiffs’ complaint and setting forth various affirmative defenses. In September 2003, the PTO ordered the reexamination of U.S. Patent No. 6,469,012. The reexamination process is provided for by law and requires the PTO to consider the validity of the patent based on substantial new questions of patentability raised by the PTO. In October 2003, ICOS, Lilly ICOS and Lilly filed a motion for a stay with the District Court, to suspend the patent infringement lawsuit, pending the outcome of the reexamination. In November 2003, the judge granted the requested stay. In December 2003, Lilly ICOS filed its own reexamination request, related to U.S. Patent No. 6,469,012, with the PTO.

Pfizer’s corresponding European method-of-use patent was previously held invalid in the first stage of an opposition proceeding in the European Patent Office. Pfizer is now appealing that decision to the Technical Board of Appeal of the European Patent Office. A hearing is expected in the second half of 2004. The United Kingdom Court of Appeal has previously held the United Kingdom counterpart to this patent invalid. Litigation relating to the corresponding patent is pending in Canada and Mexico.

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Litigation is inherently unpredictable and the eventual outcome in a particular case is impossible to determine in advance. We believe that Pfizer’s suit lacks merit and intend to vigorously pursue our various defenses. If Pfizer were to prevail in one or more countries, however, we might be subject to substantial damages, prohibited from marketing Cialis for the treatment of erectile dysfunction in those countries, or required to enter into a licensing agreement to market Cialis in those countries. Any such adverse result could have a material adverse effect on our business, financial position, results of operations and cash flows.

(15) Quarterly Financial Data (Unaudited)

Summary operating data for each quarter of the years ended December 31, 2003 and 2002 follows:

	Quarters
	First	Second	Third	Fourth	Total
2003:
Revenue	$7,081	$26,707	$12,103	$29,213	$75,104
Net loss	(40,492)	(11,548)	(39,309)	(34,158)	(125,507)
Net loss per common share	$(0.65)	$(0.19)	$(0.63)	$(0.54)	$(2.01)

2002:
Revenue	$22,536	$21,975	$22,210	$26,156	$92,877
Net loss	(39,220)	(40,405)	(34,531)	(47,461)	(161,617)
Net loss per common share	$(0.65)	$(0.66)	$(0.56)	$(0.76)	$(2.64)

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.    Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report, have concluded that, as of that date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in this annual report is accumulated and communicated by our management, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.    There were no significant changes in our internal controls during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from the sections entitled “Security Ownership of Principal Stockholders and Management,” “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in ICOS’ Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2004.

Code of Ethics

We have adopted our Code of Conduct, which applies to all employees and directors of ICOS. Our Code of Conduct meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer and Chief Financial Officer (who is both our principal financial and principal accounting officer), as well as all other employees, as indicated above. Our Code of Conduct also meets the requirements of a code of conduct under Marketplace Rule 4350(n) of the National Association of Securities Dealers. Our Code of Conduct is available on our website at www.icos.com.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the sections entitled “Election of Directors,” “Executive Compensation,” “Report of the Compensation Committee on Executive Compensation,” “Stock Price Performance Graph” and “Employment Contracts, Termination of Employment and Change of Control Arrangements” in ICOS’ Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of December 31, 2003, with respect to our compensation plans, for which our common stock is authorized for issuance. All of our compensation plans have been approved by security holders (see Note 12 in the Notes to Consolidated Financial Statements for a description of our plans).

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price per Share of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	10,513,754	$31.78	2,438,416

The other information required by this item is incorporated by reference from the section entitled “Security Ownership of Principal Stockholders and Management” in ICOS’ Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2004.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the section entitled “Related Party Transactions” in ICOS’ Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2004.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the section entitled “Ratification of the Appointment of the Independent Auditors” in ICOS’ Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2004.

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

(a)    1.    Consolidated Financial Statements

See Index to Consolidated Financial Statements under Item 8 of this Form 10-K.

2.    Consolidated Financial Statement Schedules

Balance sheets of Lilly ICOS LLC as of December 31, 2003 and 2002, and the related statements of operations, members’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2003.

Independent Auditors’ Reports

All other consolidated financial statement schedules have been omitted as the information is not required or the information required is included in the consolidated financial statements or notes thereto.

3.    Exhibits

See Index to Exhibits filed herewith.

(b)    Reports Filed on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2003.

Reports Furnished on Form 8-K

The following reports on Form 8-K were furnished during the fourth quarter of the fiscal year ended December 31, 2003:

On October 22, 2003, ICOS furnished a report on Form 8-K reporting the issuance of a Lilly ICOS LLC press release announcing Lilly ICOS LLC’s financial results for the quarter ended September 30, 2003.

On November 4, 2003, ICOS furnished a report on Form 8-K reporting the issuance of a press release announcing its financial results for the quarter ended September 30, 2003.

(d)    Lilly ICOS LLC Financial Statements

LILLY ICOS LLC

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Lilly ICOS LLC:

We have audited the accompanying balance sheets of Lilly ICOS LLC as of December 31, 2003 and 2002, and the related statements of operations, members’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lilly ICOS LLC as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Seattle, Washington

January 23, 2004

LILLY ICOS LLC

BALANCE SHEETS

(In thousands)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$43	$1
Accounts receivable, trade	47,910	—
Deposit	515	2,142
Prepaid expenses	14,825	7,192

Total current assets	63,293	9,335
Property and equipment, net	1,776	1,413
License fee, net	14,897	—

	$79,966	$10,748

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Payables to members, net	$107,791	$51,922
Coupon redemption accrual	5,626	—

Total current liabilities	113,417	51,922
Members’ deficit:
Eli Lilly and Company	(9,277)	(20,587)
ICOS Corporation	(24,174)	(20,587)

Total members’ deficit	(33,451)	(41,174)

	$79,966	$10,748

See accompanying notes to financial statements.

LILLY ICOS LLC

STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Revenue:
Product sales, net	$129,828	$—	$—
Royalties, related party	14,705	—	—

Total revenue	144,533	—	—

Expenses:
Cost of sales	12,543	—	—
Selling, general and administrative:
Eli Lilly and Company	229,130	72,436	37,481
ICOS Corporation	13,980	3,261	2,655
Research and development:
Contributed technology license from ICOS Corporation	—	—	30,000
Eli Lilly and Company	55,509	52,287	29,186
ICOS Corporation	8,113	3,354	7,310

Total expenses	319,275	131,338	106,632

Interest income	—	—	196

Net loss	$(174,742)	$(131,338)	$(106,436)

See accompanying notes to financial statements.

LILLY ICOS LLC

STATEMENTS OF MEMBERS’ DEFICIT

(In thousands)

	Eli Lilly and Company	ICOS Corporation	Total Members’ Deficit
Balances at December 31, 2000	$(23,613)	$(23,613)	$(47,226)
Member contributions:
Cash	62,228	47,228	109,456
Technology license	—	30,000	30,000
Capital distribution	—	(15,000)	(15,000)
Net loss	(53,218)	(53,218)	(106,436)

Balances at December 31, 2001	(14,603)	(14,603)	(29,206)
Member contributions:
Cash	59,685	59,685	119,370
Net loss	(65,669)	(65,669)	(131,338)

Balances at December 31, 2002	(20,587)	(20,587)	(41,174)
Member contributions:
Cash	98,733	83,732	182,465
Technology license	—	15,000	15,000
Capital distribution	—	(15,000)	(15,000)
Net loss	(87,423)	(87,319)	(174,742)

Balances at December 31, 2003	$(9,277)	$(24,174)	$(33,451)

See accompanying notes to financial statements.

LILLY ICOS LLC

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(174,742)	$(131,338)	$(106,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed technology license	—	—	30,000
Depreciation and amortization	452	232	—
Changes in operating assets and liabilities:
Accounts receivable, trade	(47,910)	—	—
Prepaid expenses and deposits	(6,006)	(9,334)	1,043
Payables to members, net	55,869	22,716	(26,206)
Coupon redemption accrual	5,626	—	—

Net cash used in operating activities	(166,711)	(117,724)	(101,599)

Cash flows from investing activities:
Acquisitions of property and equipment	(712)	(1,645)	—

Net cash used in investing activities	(712)	(1,645)	—

Cash flows from financing activities:
Member contributions	182,465	119,370	109,456
Capital distributions	(15,000)	—	(15,000)

Net cash provided by financing activities	167,465	119,370	94,456

Net increase (decrease) in cash and cash equivalents	42	1	(7,143)
Cash and cash equivalents at beginning of period	1	—	7,143

Cash and cash equivalents at end of period	$43	$1	$—

See accompanying notes to financial statements.

LILLY ICOS LLC

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise noted)

(1) Organization and Operations

Lilly ICOS LLC (Company), a 50/50-owned limited liability company, was formed in October 1998 by Eli Lilly and Company (Lilly) and ICOS Corporation (ICOS) to develop and commercialize phosphodiesterase type 5 (PDE5) inhibitors. Profits, losses and distributions, except for distributions for payment of license fees to ICOS (see Note 3), are allocated based on ownership interests. The Company owns the rights to Cialis® (tadalafil) as an oral therapeutic agent for the treatment of erectile dysfunction and is evaluating tadalafil for the treatment of other medical conditions.

Prior to January 1, 2003, the Company’s principal activities were clinical research and development, market research, and sales and marketing activities in anticipation of the commercial launch of Cialis. Accordingly, the Company’s financial statements for all periods prior to January 1, 2003, were presented as a development stage company, as prescribed by Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.” In the first quarter of 2003, the Company began selling its first commercial product, Cialis, for the treatment of erectile dysfunction. As a result, the Company exited the development stage in the 2003 first quarter and became an operating company.

Cialis is being marketed worldwide for the treatment of erectile dysfunction. Cialis is marketed by the Company in North America and Europe (Lilly ICOS territory), using the services of both Lilly and ICOS. In the context of the Lilly ICOS territory, North America includes the United States, Canada and Mexico. Europe includes the current fifteen member countries of the European Union – Austria, Belgium, Denmark, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain, Sweden, Switzerland and the United Kingdom – plus Finland, Iceland, and Norway. Lilly has exclusive rights to commercialize any PDE5 inhibitor products in the remainder of the world (Lilly territory), and pays royalties to Lilly ICOS, equal to 20% of net sales in those territories. Lilly and ICOS jointly manage the Company and provide it with services and continued funding as required for research, development and commercialization. Lilly is the sole manufacturer of Cialis, under contract with the Company.

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

(b) Property and Equipment

Property and equipment are stated at cost. Significant additions and improvements to property and equipment are capitalized. Maintenance and repairs are expensed as incurred. Depreciation of property and equipment, including software, is determined using the straight-line method over an estimated useful life of 3 years.

LILLY ICOS LLC

NOTES TO FINANCIAL STATEMENTS – (Continued)

(c) License Fee, Net

In December 2003, in connection with the first commercial sale of Cialis in the United States, the Company received a $15 million capital contribution from Lilly and made a subsequent license fee payment to ICOS in the same amount. As the license fee payment was incurred in connection with product commercialization, the amount has been recorded as an intangible asset, and is being amortized over 12 years on a straight-line basis, with yearly amortization in the amount of $1,250. Amortization expense totaling $103 in 2003 is included in cost of sales.

(d) Revenue Recognition

Product sales consist exclusively of sales of Cialis for the treatment of erectile dysfunction. The Company recognizes revenue upon shipment and transfer of title and risk of loss to the customer. Applicable allowances and discounts are recorded as a reduction of product sales when revenue is recognized. Accruals for coupons which are redeemed through pharmacies are recorded as a reduction of revenue when the coupons are distributed, based on the expected redemption rate.

The Company receives a royalty, equal to 20% of the net sales of Cialis sold by Lilly, or any of its affiliates or sublicensees, in the Lilly territory. Royalty revenue is recognized in the same period in which Lilly makes the corresponding sale.

(e) Research and Development Costs

Research and development costs, which all relate to PDE5 inhibitors, including Cialis, are principally comprised of: hourly based fees for services provided by Lilly and ICOS; clinical studies performed by third parties; materials and supplies to support clinical programs; research-related manufacturing; consulting services; and other expenses incurred to support the Company’s overall research and development program. Research and development costs are expensed as incurred.

(f) Advertising Costs

Advertising production costs are expensed as incurred. The costs of radio time, television time and space in publications are expensed when the related advertising occurs.

(g) Income Taxes

No provision for federal income taxes is included in the financial statements since such taxes, if any, are payable or recoverable by each member.

(h) Foreign Currency Transactions

The Company operates in the U.S., Europe, Canada and Mexico. Product sales and operating expenses are denominated in the currencies of the countries in which they are sold or incurred. Foreign currency transaction gains and losses (which have not been significant) are included in the Company’s statement of operations, to the extent the foreign exchange rates on the transaction dates differ from the rates when associated assets or liabilities are settled.

LILLY ICOS LLC

NOTES TO FINANCIAL STATEMENTS – (Continued)

(i) Concentrations of Risk

The Company is subject to credit risk from its accounts receivable related to product sales, and periodically assesses the financial strength of its customers and establishes allowances for anticipated losses, when necessary. The Company sells its products principally to distributors and wholesalers of pharmaceutical products who in turn sell to retail pharmacy outlets.

Lilly manufactures and distributes Cialis for the Company, and provides certain sales and customer service processing functions. If Lilly were unable to provide these services, or did not provide these services on a timely and accurate basis, the Company may be unable to meet market demand for its products and could be materially and adversely affected.

(j) Reclassifications

Certain amounts reported in prior years have been reclassified to conform to the 2003 presentation.

(3) Equity Transactions

ICOS contributed an exclusive license for the PDE5 technology to the Company in October 1998, and Lilly contributed $180 million to the Company — $100 million in October 1998 and $40 million in both October 1999 and October 2000. ICOS and Lilly each acquired 50% ownership interests in the Company upon its formation. Subsequent to depletion of the Lilly contribution of $180 million, in the third quarter of 2000, ICOS and Lilly each became responsible for funding 50% of the Company’s activities.

The technology license contributed by ICOS was valued based on the cash contributions from Lilly and concurrent capital distributions to ICOS discussed below. The contributed technology license was initially valued at $255 million, of which $175 million was charged to development expense in 1998, and $40 million was charged to development expense in both 1999 and 2000. An additional $30 million was recorded as development expense in 1999 related to the initial valuation of the contributed technology license, upon initiation of a Phase 3 clinical study program for Cialis, and $30 million in 2001, following the filing of the New Drug Application (NDA) with the United States Food and Drug Administration (FDA).

Under the terms of the Limited Liability Company Agreement (LLC Agreement), ICOS received a capital distribution of $75 million in October 1998, and $15 million each upon the initiation of a Phase 3 clinical study program in September 1999 and following the filing of an NDA with the FDA in June 2001. The $15 million capital distributions were funded by additional capital contributions from Lilly. Additionally, in December 2003, a $15 million license fee was paid to ICOS following the first commercial sale of Cialis in the United States. The December 2003 payment was recorded as a license fee on the balance sheet and funded by an additional $15 million capital contribution from Lilly. Amortization of the associated intangible asset is allocated 100% to Lilly.

ICOS may receive up to $30 million in further technology license fee payments based on the achievement of certain objectives as specified in the LLC Agreement. Any further technology license fee payments are to be funded by additional capital contributions from Lilly.

(4) License Agreements

In October 1998, the Company entered into a license agreement with ICOS under which the Company received an exclusive right and license to certain proprietary patent rights, technical information, technology and know-how relating to, and useful in, the manufacture, production and worldwide commercial sale of PDE5

LILLY ICOS LLC

NOTES TO FINANCIAL STATEMENTS – (Continued)

inhibitors for human therapeutic use. The value of the license was charged to development expense, as the underlying technology represented incomplete product research and development.

Also, in October 1998, the Company entered into a license agreement with Lilly (License Agreement), under which the Company granted to Lilly an exclusive right and license to the PDE5 technology in order to develop, manufacture, market and sell PDE5 inhibitor products in the Lilly territory. Under the License Agreement, Lilly will pay to the Company a royalty equal to 20% of the net sales of PDE5 inhibitor products that are sold by Lilly, or any of its affiliates or sublicensees, in the Lilly territory.

(5) Royalty Obligation

Pursuant to a license agreement with a third party, the Company is obligated to pay a 5% royalty based on the net sales of its PDE5 inhibitor products in the Lilly ICOS territory. Lilly is obligated to pay the royalty based on sales in the Lilly territory. Royalty expenses directly related to product sales are included in cost of sales.

(6) Research and Development Service Agreement

In October 1998, the Company entered into a Research and Development Service Agreement (R&D Agreement) with Lilly and ICOS. Under the terms of the R&D Agreement, to the extent requested by the Company, Lilly and ICOS will perform research and development activities to evaluate PDE5 inhibitor product candidates. The Company reimburses Lilly and ICOS a per-hour amount, calculated on the basis of actual hours incurred by Lilly and ICOS personnel, plus certain development and administrative expenses. The Company can contract with other parties to provide research and development services.

(7) Marketing and Sales Service Agreement

In October 1998, the Company entered into a Marketing and Sales Service Agreement (Marketing Agreement) with Lilly and ICOS to jointly promote the Company’s future products. Under the terms of the Marketing Agreement, the Company reimburses Lilly and ICOS for certain marketing and sales expenses. The Company, Lilly or ICOS may also contract with other parties to provide marketing and sales services.

(8) Manufacturing Agreement

In March 2002, the Company entered into a Manufacturing Agreement (Manufacturing Agreement) with Lilly to manufacture Cialis. Under the terms of the Manufacturing Agreement and related amendments, the Company reimburses Lilly for a variety of services including, but not limited to, tablet production, packaging, storage, distribution and sales order processing.

(9) Deposit

The deposit of $515 and $2,142 at December 31, 2003 and 2002, respectively, represents amounts paid to a third party for future marketing services or to be refunded to the Company.

(10) Prepaid Expenses

	December 31,
	2003	2002
Marketing and advertising	$8,863	$5,162
Meetings and conferences	4,260	1,185
Promotional items	819	845
Other	883	—

	$14,825	$7,192

LILLY ICOS LLC

NOTES TO FINANCIAL STATEMENTS – (Continued)

(11) Property and Equipment, Net

	December 31,
	2003	2002
Trade show booth	$1,045	$1,045
Software	1,312	600

Total cost	2,357	1,645
Accumulated depreciation and amortization	(581)	(232)

	$1,776	$1,413

(12) Segment Information

The Company operates in one segment, the development and commercialization of pharmaceutical products for human therapeutic use. The Company currently derives its product revenues exclusively from sales of Cialis, and also generates royalty revenue, from Lilly, on sales of Cialis in the Lilly territories.

The Company sells Cialis in Europe and North America, principally to distributors and wholesalers of pharmaceutical products.

Product sales are reported in the geographic area in which they originate as follows:

2003
Product sales, net:
United States	$27,923
Germany	25,580
Italy	16,567
France	15,501
Other countries	44,257

$129,828

All long-lived assets are located in the United States.

(13) Legal Proceedings

In October 2002, Pfizer Inc., Pfizer Limited, and Pfizer Ireland Pharmaceuticals filed a patent infringement lawsuit against ICOS, Lilly ICOS and Lilly in the United States District Court for the District of Delaware. The complaint alleges that the intended and imminent use, offering for sale, selling, manufacture, or importing into the United States upon FDA approval of Cialis for the treatment of erectile dysfunction by ICOS, Lilly ICOS and Lilly will constitute infringement of plaintiffs’ U.S. Patent No. 6,469,012. The plaintiffs seek a judgment declaring that the defendants’ using, selling, offering for sale, making or importing of Cialis for the treatment of erectile dysfunction will infringe this patent. The plaintiffs also seek a permanent injunction, attorneys’ fees, costs and expenses. In January 2003, the Company filed an answer denying the central allegations of plaintiffs’ complaint and setting forth various affirmative defenses. In September 2003, the U.S. Patent and Trademark Office, or PTO, ordered the reexamination of U.S. Patent No. 6,469,012. The reexamination process is provided for by law and requires the PTO to consider the validity of the patent based on substantial new questions of patentability raised by the PTO. In October 2003, ICOS, Lilly ICOS and Lilly filed a motion for a stay with the

LILLY ICOS LLC

NOTES TO FINANCIAL STATEMENTS – (Continued)

District Court, to suspend the patent infringement lawsuit, pending the outcome of the reexamination. In November 2003, the judge granted the requested stay. In December 2003, the Company filed its own reexamination request, related to U.S. Patent No. 6,469,012, with the PTO.

Pfizer’s corresponding European method-of-use patent was previously held invalid in the first stage of an opposition proceeding in the European Patent Office. Pfizer is now appealing that decision to the Technical Board of Appeal of the European Patent Office. A hearing is expected in the second half of 2004. The United Kingdom Court of Appeal has previously held the United Kingdom counterpart to this patent invalid. Litigation relating to the corresponding patent is pending in Canada and Mexico.

Litigation is inherently unpredictable and the eventual outcome in a particular case is impossible to determine in advance. The Company believes that Pfizer’s suit lacks merit and intends to vigorously pursue its various defenses. If Pfizer were to prevail in one or more countries, however, the Company might be subject to substantial damages, prohibited from marketing Cialis for the treatment of erectile dysfunction in those countries, or required to enter into a licensing agreement to market Cialis in those countries. Any such adverse result could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

INDEX TO EXHIBITS

Note
3.1	Restated Certificate of Incorporation of ICOS Corporation	A
3.2	Restated Bylaws of ICOS Corporation	K
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	M
4.1	Indenture, dated as of June 20, 2003, between ICOS Corporation and Wells Fargo Bank, National Association, as Trustee, for 2% Convertible Subordinated Notes due July 1, 2023	O
10.1	ICOS Corporation 1989 Stock Option Plan (Amended and Restated as of January 8, 1997)	D
10.2	ICOS Corporation 1991 Stock Option Plan for Non-employee Directors (Amended and Restated as of January 8, 1997)	D
10.3	ICOS Corporation 1999 Stock Option Plan (Amended and Restated as of January 21, 2004)	P
10.4	Amended and Restated Stock Option Grant Program for Non-employee Directors under the ICOS Corporation 1999 Stock Option Plan	P
10.5	Employment Agreement dated as of September 16, 1993 between Gary Wilcox and ICOS Corporation	C
10.6	Employment Agreement between Paul N. Clark and ICOS Corporation dated June 11, 1999	I
10.7	Rights Agreement dated as of August 9, 2002, between ICOS Corporation and Mellon Investor Services, LLC, as Rights Agent	M
10.8	Industrial Real Estate Lease dated February 6, 1992 between WRC Properties, Inc. and ICOS Corporation	B
10.9	First Amendment dated August 21, 1992 to Industrial Real Estate Lease Agreement between WRC Properties, Inc. and ICOS Corporation	N
10.10	Industrial Real Estate Lease Renewal and Amendment Agreement dated August 5, 1997 between WRC Properties, Inc. and ICOS Corporation	F
10.11	Third Amendment dated April 15, 2002 to Industrial Real Estate Lease Agreement dated February 6, 1992 between Teachers Insurance & Annuity Association of America, Inc., as successors to WRC Properties, Inc., and ICOS Corporation	N
10.12	Real Estate Purchase and Sale Agreement dated October 30, 1992 between Canyon Park Business Center Limited Partnership and ICOS Corporation	B
10.13	Industrial Real Estate Lease dated December 20, 1996 between WRC Properties, Inc. and ICOS Corporation	F
10.14	First Amendment dated August 5, 1997 to Industrial Real Estate Lease Agreement between WRC Properties, Inc. and ICOS Corporation	N
10.15	Second Amendment dated October 30, 1998 to Industrial Real Estate Lease Agreement between Teachers Insurance & Annuity Association of America, Inc., as successors to WRC Properties, Inc., and ICOS Corporation	H
10.16	Third Amendment dated April 15, 2002 to Industrial Real Estate Lease Agreement dated December 20, 1996 between Teachers Insurance & Annuity Association of America, Inc., as successors to WRC Properties, Inc., and ICOS Corporation	N
10.17	Industrial Real Estate Lease Agreement dated May 20, 1997 between Benaroya Capital Company, LLC and ICOS Corporation	F
10.18	First Amendment dated February 18, 1998 to Industrial Real Estate Lease Agreement dated May 20, 1997 between Benaroya Capital Company, LLC and ICOS Corporation	N
10.19	Second Amendment dated August 13, 2001 to Industrial Real Estate Lease Agreement dated May 20, 1997 between Benaroya Capital Company, LLC and ICOS Corporation	N
10.20	Industrial Real Estate Lease Agreement dated September 6, 2000 between Benaroya Capital Company, LLC and ICOS Corporation	J
10.21	Industrial Real Estate Lease Agreement dated January 7, 1999 between CarrAmerica Realty Corporation and ICOS Corporation	H
10.22	First Amendment dated April 11, 2001 to Industrial Real Estate Lease Agreement dated January 7, 1999 between CarrAmerica Realty Corporation and ICOS Corporation	L

Note
10.23	Industrial Real Estate Lease Agreement dated June 4, 2001, between Benaroya Capital Company, LLC and ICOS Corporation	N
10.24	Industrial Real Estate Lease Agreement dated November 1, 2002, between Bellevue Trade Center, LLC and ICOS Corporation	N
10.25	Shareholders Agreement, entered into December 18, 1996, among ICOS Corporation, Suntory Limited and Suncos Corporation	D*
10.26	rPAF-AH License Agreement, dated February 6, 1997, between ICOS Corporation and Suncos Corporation	D*
10.27	Development and Supply Agreement, dated February 6, 1997, among ICOS Corporation, Suntory Limited and Suncos Corporation	D*
10.28	ICOS Services Agreement, dated February 6, 1997, between Suncos Corporation and ICOS Corporation	D*
10.29	ICOS License Agreement, dated February 6, 1997, between Suncos Corporation and ICOS Corporation	D*
10.30	Agreement of Limited Partnership dated as of June 5, 1997, by and among ICOS Development Corporation, as general partner, and each of the limited partners of ICOS Clinical Partners, L.P	E*
10.31	Purchase Agreement dated as of June 5, 1997 between ICOS Corporation and each of the Limited Partners from time to time of ICOS Clinical Partners, L.P	E*
10.32	Product Development Agreement, dated as of June 5, 1997, by and between ICOS Corporation and ICOS Clinical Partners, L.P	E*
10.33	Limited Liability Company Agreement of Lilly ICOS LLC (LLC Agreement) dated September 30, 1998 between ICOS Corporation and Eli Lilly and Company, including Exhibit E thereto	G*
10.34	Lilly License Agreement, dated September 30, 1998, between Lilly ICOS LLC and Eli Lilly and Company (Exhibit A to the LLC Agreement)	G*
10.35	PDE5 License Agreement, dated September 30, 1998, between ICOS Corporation and Lilly ICOS LLC (Exhibit B to the LLC Agreement)	G*
10.36	Research and Development Agreement, dated September 30, 1998, among ICOS Corporation, Lilly ICOS LLC and Eli Lilly and Company (Exhibit C to the LLC Agreement)	G*
10.37	Marketing and Sales Service Agreement, dated September 30, 1998, between ICOS Corporation, Lilly ICOS LLC, and Eli Lilly and Company (Exhibit F to the LLC Agreement)	G*
10.38	Registration Rights Agreement, dated as of June 20, 2003, for 2% Convertible Subordinated Notes due July 1, 2023	O
23.1	Consent of KPMG LLP (ICOS Corporation)	P
23.2	Consent of KPMG LLP (Lilly ICOS LLC)	P
31.1	Section 302 Certification of Paul N. Clark	P
31.2	Section 302 Certification of Michael A. Stein	P
32.1	Certification of Paul N. Clark Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	P
32.2	Certification of Michael A. Stein Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	P

Legend to Exhibit Index:

Note
A	Filed as an exhibit to the Company’s Registration Statement (Registration No. 333-3312) effective May 7, 1996 and incorporated herein by reference.
B	Filed as an exhibit to the Company’s Form 10-K Annual Report on March 29, 1993 (File No. 000-19171) and incorporated herein by reference.
C	Filed as an exhibit to the Company’s Form 10-Q Quarterly Report on November 2, 1993 (File No. 000-19171) and incorporated herein by reference.
D	Filed as an exhibit to the Company’s Form 10-K Annual Report on March 31, 1997 (File No. 000-19171) and incorporated herein by reference.
E	Filed as an exhibit to the Company’s Form 8-K Current Report on August 26, 1997 (File No. 000-19171) and incorporated herein by reference.
F	Filed as an exhibit to the Company’s Form 10-Q Quarterly Report on November 17, 1997 (File No. 000-19171) and incorporated herein by reference.
G	Filed as an exhibit to the Company’s Form 10-Q Quarterly Report on November 13, 1998 (File No. 000-19171) and incorporated herein by reference.
H	Filed as an exhibit to the Company’s Form 10-K Annual Report on March 31, 1999 (File No. 000-19171) and incorporated herein by reference.
I	Filed as an exhibit to the Company’s Form 10-Q Quarterly Report on August 13, 1999 (File No. 000-19171) and incorporated herein by reference.
J	Filed as an exhibit to the Company’s Form 10-K Annual Report on March 29, 2001 (File No. 000-19171) and incorporated herein by reference.
K	Filed as an exhibit to the Company’s Form 10-Q Quarterly Report on November 14, 2001 (File No. 000-19171) and incorporated herein by reference.
L	Filed as an exhibit to the Company’s Form 10-K Annual Report on March 29, 2002 (File No. 000-19171) and incorporated herein by reference.
M	Filed as an exhibit to the Company’s Registration Statement on Form 8-A filed on August 9, 2002 (Registration No. 000-19171) and incorporated herein by reference.
N	Filed as an exhibit to the Company’s Form 10-K Annual Report on March 13, 2003 (File No. 000-19171) and incorporated herein by reference.
O	Filed as an exhibit to the Company’s Form 10-Q Quarterly Report on August 5, 2003 (File No. 000-19171) and incorporated herein by reference.
P	Filed with this document.
*	Confidential treatment has been granted with respect to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bothell, State of Washington, on the 12th day of March, 2004.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL N. CLARK Paul N. Clark	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 12, 2004

/s/ MICHAEL A. STEIN Michael A. Stein	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004

/s/ GARY L. WILCOX Gary L. Wilcox	Director and Executive Vice President, Operations	March 12, 2004

/s/ FRANK T. CARY Frank T. Cary	Director	March 12, 2004

/s/ JAMES L. FERGUSON James L. Ferguson	Director	March 12, 2004

/s/ WILLIAM H. GATES, III William H. Gates, III	Director	March 12, 2004

/s/ DAVID V. MILLIGAN David V. Milligan	Director	March 12, 2004

/s/ ROBERT W. PANGIA Robert W. Pangia	Director	March 12, 2004

/s/ JACK W. SCHULER Jack W. Schuler	Director	March 12, 2004

/s/ WALTER B. WRISTON Walter B. Wriston	Director	March 12, 2004