Form 10-Q
period 2004-03-31
ICOS CORP / DE
filed 2004-05-03
CIK 874294

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at March 31, 2004
Common Stock, $0.01 par value	63,337,601

ICOS CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

PART 1. Financial Information

ITEM 1. Financial Statements

ICOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue:
Collaboration revenue from related parties	$14,067	$5,348
Licenses of technology	—	633
Contract manufacturing	2,456	1,100

Total revenue	16,523	7,081

Operating expenses:
Research and development	17,254	25,142
Marketing and selling	9,797	921
Cost of contract manufacturing	2,513	833
General and administrative	4,153	3,454

Total operating expenses	33,717	30,350

Operating loss	(17,194)	(23,269)

Other income (expense):
Equity in losses of Lilly ICOS	(69,237)	(21,547)
Interest expense	(1,711)	—
Interest and other income	1,839	3,712

Loss before income taxes	(86,303)	(41,104)

Income tax recovery	—	612

Net loss	$(86,303)	$(40,492)

Net loss per common share – basic and diluted	$(1.36)	$(0.65)

Weighted-average common shares outstanding – basic and diluted	63,237	62,174

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$278,187	$332,039
Investment securities, at market value	93,221	83,049
Interest receivable	2,224	2,668
Receivables from affiliates	18,410	17,681
Note receivable	—	6,000
Other	5,953	3,819

Total current assets	397,995	445,256
Investment securities, at market value	61,790	51,769
Property and equipment, net	18,709	18,970
Deferred financing costs and other	8,548	8,859

	$487,042	$524,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payables and accruals	$17,478	$17,476
Accrued interest	1,393	2,957
Due to affiliates	70,221	25,842
Deferred revenue	3,049	1,000

Total current liabilities	92,141	47,275

Convertible subordinated debt	278,650	278,650

Stockholders’ equity:
Common stock	633	630
Additional paid-in capital	790,781	787,019
Accumulated other comprehensive income	613	753
Accumulated deficit	(675,776)	(589,473)

Total stockholders’ equity	116,251	198,929

	$487,042	$524,854

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(86,303)	$(40,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,768	3,304
Gain on sale of investment securities, net	—	(1,290)
Equity in losses of Lilly ICOS	69,237	21,547
Revenue collected greater (less) than revenue recognized	2,049	(881)
Change in operating assets and liabilities:
Receivables	(553)	227
Payables and accruals	(1,562)	(5,171)
Other assets	(1,891)	(1,385)
Other	119	199

Net cash used in operating activities	(16,136)	(23,942)

Cash flows from investing activities:
Purchases of investment securities	(57,277)	(19,167)
Maturities of investment securities	35,960	26,365
Sales of investment securities	—	88,991
Acquisitions of property and equipment	(1,212)	(725)
Collection of note receivable arising from sale of partnership interests	6,000	—
Investments in affiliates	(24,858)	(22,135)

Net cash provided by (used in) investing activities	(41,387)	73,329

Cash flows from financing activities:
Proceeds from stock options	3,671	1,061
Borrowings under line of credit	—	2,069

Net cash provided by financing activities	3,671	3,130

Net increase (decrease) in cash and cash equivalents	(53,852)	52,517
Cash and cash equivalents, beginning of period	332,039	40,450

Cash and cash equivalents, end of period	$278,187	$92,967

Supplemental disclosure of cash flow information:
Debt forgiveness upon achievement of clinical milestone	$—	$3,055

Income tax benefit receivable	$—	$612

Interest payments on convertible subordinated debt	$2,957	$—

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

The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

In our opinion, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary to present fairly our financial position as of March 31, 2004 and December 31, 2003, and our results of operations and cash flows for the three months ended March 31, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

Stock Based Compensation

We apply the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our employee stock option grants. Accordingly, we do not recognize compensation expense for options granted to employees with an exercise price equal to or in excess of the fair value of the underlying common shares at the date of grant. We recognize compensation expense for restricted stock grants over the applicable vesting period.

Had we determined compensation cost based on the fair value of our stock options on the grant date under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” our net loss and net loss per share would have been the following pro forma amounts:

	Three Months Ended March 31,
	2004	2003
Net loss:
As reported	$(86,303)	$(40,492)
Add: Stock based employee compensation expense included in reported net loss	69	69
Deduct: Stock based employee compensation expense determined under fair value based method for all awards	(9,041)	(11,564)

Pro forma	$(95,275)	$(51,987)

Net loss per share—basic and diluted:
As reported	$(1.36)	$(0.65)

Pro forma	$(1.51)	$(0.84)

The estimated per share weighted-average grant date fair value of stock options awarded during the three months ended March 31, 2004 and 2003, was $27.67 and $13.79, respectively. Amounts were determined using the Black-Scholes option pricing model based on the following assumptions:

	Three Months Ended March 31,
	2004	2003
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.4%	3.3%
Expected volatility	68.1%	67.9%
Expected life in years	6.6	6.4

In March 2004, the Financial Accounting Standards Board issued an Exposure Draft of a proposed Statement of Financial Accounting Standards entitled “Share-Based Payment.” This proposed Statement addresses accounting for stock based compensation and would result in stock based compensation costs, including options, being recognized as an expense in the financial statements. The proposed Statement would eliminate the ability to account for stock based compensation transactions using APB Opinion No. 25, and generally would require that such transactions be accounted for using a fair value based method. If approved, the proposed statement would be applied to public entities, prospectively, for fiscal years beginning after December 15, 2004.

2. Revenue from Collaborations and Licenses of Technology

The following tables summarize our revenue from collaborations with related parties and licenses of technology for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
Collaboration revenue from related parties:
Lilly ICOS LLC (Lilly ICOS)	$14,067	$2,053
Suncos Corporation	—	2,058
ICOS-Texas Biotechnology L.P.	—	1,237

	$14,067	$5,348

Licenses of technology:
Lilly ICOS	$—	$31
Biogen IDEC, Inc. (Biogen, formerly Biogen, Inc.)	—	602

	$—	$633

3. Lilly ICOS Operating Results

Lilly ICOS, our 50/50 owned joint venture with Eli Lilly and Company (Lilly), is marketing its first commercial product, Cialis® (tadalafil), for the treatment of erectile dysfunction, in North America and Europe. Cialis is also available outside of North America and Europe, in which markets Lilly has exclusive rights and pays royalties to Lilly ICOS equal to 20% of net sales. Cialis is currently available in more than 55 countries worldwide.

The following table summarizes the operating results of Lilly ICOS for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
Revenue:
Product sales, net	$75,017	$16,615
Royalties	6,652	975

Total revenue	81,669	17,590

Expenses:
Cost of sales	6,573	1,604
Selling, general and administrative:
Lilly	184,833	41,995
ICOS	10,220	401
Research and development:
Lilly	14,980	15,033
ICOS	3,847	1,652

Total expenses	220,453	60,685

Net loss	$(138,784)	$(43,095)

4. Comprehensive Loss

	Three Months Ended March 31,
	2004	2003
Net loss	$(86,303)	$(40,492)
Unrealized holding gains (losses) arising during the period	(140)	127
Less: Reclassification adjustment for gains included in net loss	—	(945)

Comprehensive loss	$(86,443)	$(41,310)

5. Net Loss per Common Share

Net loss per common share is calculated using the weighted-average number of common shares outstanding during the period. For the three months ended March 31, 2004, shares issuable upon exercise of options to acquire 11.2 million shares of common stock and warrants to acquire 7.4 million shares of common stock, and 4.5 million shares of common stock issuable upon the conversion of convertible subordinated debt, were excluded from the computation of net loss per common share because their impact would be antidilutive. The warrants, if unexercised, expire on June 30, 2004. For the three months ended March 31, 2003, options to acquire 10.9 million shares of common stock and warrants to acquire 7.4 million shares of common stock were excluded from the computation of net loss per common share because their impact would be antidilutive.

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

The following management discussion and analysis is intended to provide information which will enhance a reader’s understanding of our business, results of operations, financial condition and related matters. It is organized as follows:

•	In the section entitled “ICOS Corporation Background,” we briefly describe our approved product (Cialis) and our clinical and discovery research and development projects and programs.

•	In “Results of Operations,” we provide detailed narrative regarding significant changes in our and Lilly ICOS’ results of operations for the first quarter of 2004 compared to the first quarter of 2003.

•	Under “Liquidity and Capital Resources,” we discuss our liquidity, our cash flows for the quarter ended March 31, 2004, compared to those for the first quarter ended March 31, 2003, and factors that may influence our future cash requirements.

•	Finally, under the sections entitled “Important Factors Regarding Forward-Looking Statements” and “Risk Factors,” we describe known risks and uncertainties related to our forward-looking statements, business and industry.

ICOS Corporation Background

ICOS is a biotechnology company that is dedicated to bringing innovative therapeutic products to patients. We are marketing our first product, Cialis (tadalafil), for the treatment of erectile dysfunction, through Lilly ICOS. Our goal is to develop and commercialize treatments for serious unmet medical conditions such as chronic obstructive pulmonary disease (COPD), cancer and inflammatory diseases.

Cialis (tadalafil)

Our first commercial product, Cialis, is being prescribed around the world for patients with erectile dysfunction. Cialis is being manufactured and marketed by Lilly ICOS, which has rights to commercialize Cialis in North America and Europe. Lilly has exclusive rights to market Cialis in the remainder of the world, and pays royalties to Lilly ICOS, equal to 20% of net sales, in those territories. Cialis is currently available in more than 55 countries worldwide.

Later this year, we expect to begin a clinical study of tadalafil to treat benign prostatic hyperplasia, or BPH. Benign enlargement of the prostate gland can cause a number of troublesome urinary tract symptoms as a man ages, because the gland squeezes down upon the urethra, which is the passageway for urine leaving the bladder. The symptoms include difficulty initiating urination, straining to pass urine, frequent urination, repeated awakening at night to urinate, incomplete emptying of the bladder and even the inability to urinate. Men are currently treated, with varying degrees of success, with medications directed at slowing the further growth of the prostate gland or with alpha-blocking medications directed at relaxing the smooth muscle within the gland. Some men ultimately require surgical interventions to relieve the obstruction within the prostate.

We will determine whether tadalafil relieves the urinary symptoms of BPH by inhibiting prostatic PDE5 and relaxing the prostate gland. In BPH, the nitric oxide supply to the prostate is diminished, and preclinical work has demonstrated relaxation of prostatic smooth muscle by PDE5 inhibitors. Several small, uncontrolled studies in men have reported symptomatic improvement in urination after three months of PDE5 therapy. The incidence of BPH increases with age and over half of men aged 50 years or older experience symptoms. It is estimated that over 3 million men in the U.S. and Europe are receiving drug treatment for BPH.

IC485

IC485 is an orally administered, small molecule PDE4 inhibitor that is currently in clinical development. In the fourth quarter of 2003, we initiated a Phase 2 clinical study with IC485 for the potential treatment of COPD. We expect to complete this study in 2005.

Discovery and Preclinical Research

We continue to evaluate possible new product candidates in our discovery and preclinical research programs and expect to advance one or two new molecules into Phase 1 clinical studies over the next year or so. Our most advanced discovery and preclinical research compounds include a phosphodiesterase inhibitor for an inflammatory disease, an oral leukocyte function-associated antigen one (LFA-1) antagonist for psoriasis, a cell cycle checkpoint inhibitor for cancer and an oral modulator of B lymphocyte function for inflammatory diseases such as autoimmune disorders.

Discontinued Product Candidate

In January 2004, results of a Phase 2 clinical study of RTX™ (resiniferatoxin) for the treatment of interstitial cystitis showed that RTX was not effective in relieving patients’ symptoms. We have no plans to pursue additional studies of RTX.

Results of Operations

Critical Accounting Policies

Our critical accounting policies and estimates are identified and discussed in our Annual Report on Form 10-K for the year ended December 31, 2003. They include revenue recognition, accounting for our share of the operating results of our unconsolidated affiliates and estimating expenses from third party contract research and clinical study activities.

General

Our results of operations may vary significantly from period to period. Operating results will depend on, among other factors, the timing, cost and success of new product launches, the timing of expenses, continued funding by collaboration partners, and the timing and progression of research, development, marketing and sales activities. We may experience significant fluctuations in collaboration revenue from related parties (cost reimbursement revenue), revenue from licenses of technology and contract manufacturing revenue. Cost reimbursement revenue will vary depending upon the extent and timing of research and development collaboration activities, the timing and amount of marketing and sales activities, and our level of participation in those activities. Revenue from licenses of technology will vary as a result of (i) the nature and extent of product collaboration and other licensing transactions, (ii) the timing of milestone payments, and (iii) changes in estimated development costs and/or expected completion dates, which depend on the success of clinical studies and other research and development efforts. Contract manufacturing revenue may fluctuate depending upon our needs to manufacture our own internal product candidates, our ability to attract third parties to utilize any remaining manufacturing capacity and the particular terms of the manufacturing agreements. Significant changes in joint venture collaboration activities, which are subject to the oversight of both parties, could cause the amount of affiliate losses to fluctuate from period to period.

Net Loss

We reported a net loss of $86.3 million ($1.36 per share) for the three months ended March 31, 2004, compared to a net loss of $40.5 million ($0.65 per share) for the three months ended March 31, 2003.

Revenue

Total revenue for the first quarter of 2004 was $16.5 million, compared to $7.1 million for the first quarter of 2003.

Cost reimbursement revenue totaled $14.1 million in the first quarter of 2004, compared to $5.3 million in the first quarter of 2003. The increase reflects $12.0 million of higher cost reimbursement revenue from Lilly ICOS, primarily due to reimbursement of costs associated with our sales force promoting Cialis in the United States. Cost reimbursement revenue in 2003 included amounts associated with our terminated Pafase® and endothelin receptor antagonist programs.

Contract manufacturing revenue was $2.5 million in the first quarter of 2004, compared to $1.1 million in the first quarter of 2003. The increase reflects greater utilization of contract manufacturing capacity for third-party contracts and additional services provided under the associated agreements.

Operating Expenses

Total operating expenses were $33.7 million in the first quarter of 2004, compared to $30.4 million in the first quarter of 2003.

Research and development. Research and development expenses decreased $7.9 million from the first quarter of 2003, to $17.3 million in the first quarter of 2004. The decrease was primarily due to discontinuation of certain clinical programs in 2003 and early 2004, partially offset by incremental Lilly ICOS research and development activities being performed by ICOS personnel.

The following table provides information regarding our research and development expenses, by project:

(in thousands)	Three Months Ended March 31,
	2004	2003
Approved product — Cialis	$2,812	$1,386
Ongoing clinical project — IC485	1,842	2,207
Discontinued clinical projects:
RTX	1,174	2,001
IC14	288	2,078
IC747	—	1,711
Endothelin receptor antagonists	—	1,130
Pafase	—	1,465
Indirect clinical costs	1,769	2,382
Discovery and preclinical research	9,369	10,782

Total research and development expenses	$17,254	$25,142

Through March 31, 2004, cumulative research and development expenditures for IC485 were $28.3 million. Because of the uncertainties of clinical research and development, at this time we are unable to provide estimates of project completion dates, the timing of our research and development efforts and the costs of completing research and development for IC485.

Marketing and selling. Marketing and selling expenses increased $8.9 million, to $9.8 million in the first quarter of 2004. The increase reflects costs associated with our U.S. sales force promoting Cialis.

Cost of contract manufacturing. Contract manufacturing expenses increased $1.7 million, to $2.5 million in the first quarter of 2004, due to greater utilization of manufacturing capacity for third-party contracts and additional development services provided under the associated agreements.

General and administrative. General and administrative expenses were $4.2 million in the first quarter of 2004, compared to $3.5 million in the first quarter of 2003. General and administrative expenses consist primarily of costs associated with corporate support functions, general management and other activities not related to research and development, marketing and sales or contract manufacturing.

Equity in Losses of Lilly ICOS

In the first quarter of 2004, our equity in losses of Lilly ICOS totaled $69.2 million, compared to $21.5 million in the first quarter of 2003. Lilly ICOS losses increased, in 2004, primarily due to costs associated with the U.S. commercial launch of Cialis.

Interest Expense

In the first quarter of 2004, we incurred $1.7 million of interest expense on $278.7 million of 2% convertible subordinated notes, issued in mid-2003.

Interest and Other Income

Interest and other income was $1.8 million in the first quarter of 2004, compared to $3.7 million in the first quarter of 2003. The decrease primarily reflects gains on the sale of investment securities realized in the 2003 first quarter and lower average interest rates earned in 2004, partially offset by the impact of higher average invested balances during the 2004 period.

Lilly ICOS Results of Operations

Cialis is being manufactured and marketed, in North America and Europe, by Lilly ICOS. Lilly markets Cialis in the remainder of the world, and pays royalties, to Lilly ICOS, equal to 20% of net sales in those territories.

For the three months ended March 31, 2004, Lilly ICOS reported a net loss of $138.8 million, compared to a net loss of $43.1 million for the three months ended March 31, 2003. Worldwide net product sales of Cialis for the three months ended March 31, 2004 and 2003 were as follows:

	Three Months Ended March 31,
Cialis Net Product Sales (in millions):	2004	2003
Lilly ICOS Territories:
United States	$32.8	$—
Europe*	36.3	16.6
Canada and Mexico	5.9	—

Total Lilly ICOS	75.0	16.6
Lilly Territories	33.3	4.9

Worldwide Total	$108.3	$21.5

*	Austria, Belgium, Denmark, Finland, France, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden and the United Kingdom.

Total Lilly ICOS revenue for the first quarter of 2004 was $81.7 million, compared to $17.6 million for the first quarter of 2003. Lilly ICOS revenue for the 2004 period included $6.7 million in royalties on Cialis sales reported by Lilly, compared to $1.0 million in royalties for the first quarter of 2003. The increase in revenue reflects the global expansion of Cialis availability, from introduction in Europe in February 2003, to more than 55 countries worldwide as of the end of March 2004.

Total expenses were $220.5 million in the first quarter of 2004, compared to $60.7 million in the first quarter of 2003.

Cost of sales increased $5.0 million from the first quarter of 2003, to $6.6 million in the first quarter of 2004. As a percent of net product sales, cost of sales was 8.8% in the first quarter of 2004, compared to 9.7% in the first quarter of 2003.

Selling, general and administrative expenses increased $152.7 million from the first quarter of 2003, to $195.1 million in the first quarter of 2004. The increase is primarily due to (i) 2004 sales and marketing costs associated with the U.S. launch of Cialis, including a substantial direct to consumer program, and (ii) the fact that 2003 includes only a partial quarter of post-launch sales and marketing activities in Europe.

Research and development expenses increased $2.1 million from the first quarter of 2003, to $18.8 million in the first quarter of 2004. The increase is primarily due to post marketing studies, partially offset by reduced clinical activity associated with seeking United States Food and Drug Administration (FDA) approval for Cialis.

Liquidity and Capital Resources

At March 31, 2004, we had cash, cash equivalents, investment securities and associated interest receivable of $435.4 million, compared to $469.5 million at December 31, 2003. The decrease primarily reflects cash used in operations and to fund our investment in Lilly ICOS.

We used $16.1 million in cash for operating activities during the first quarter of 2004, compared to $23.9 million during the first quarter of 2003. The change in operating cash flow primarily reflects the lower operating losses in 2004 and changes in operating working capital.

We used $41.4 million in cash for investing activities during the first quarter of 2004, compared to generating $73.3 million from investing activities in the first quarter of 2003. Cash used for investing activities in the first quarter of 2004 included a $21.3 million net increase in our investment portfolio, compared to a $96.2 million net decrease in our investment portfolio during the first quarter of 2003. The increase in our investment portfolio in 2004 reflects conversion of cash equivalents held at the end of the prior year into investments with slightly longer maturities. Investing outflows in the first quarter of 2004 included $24.9 million of affiliate capital contributions, compared to $22.1 million of affiliate capital contributions in the first quarter of 2003. 2004 cash inflows from investing activities also included collection of $6.0 million on a note receivable from Encysive Pharmaceuticals Inc.

We generated $3.7 million in cash from financing activities in the first quarter of 2004, compared to $3.1 million in the first quarter of 2003. Proceeds from stock options totaled $3.7 million in the first quarter of 2004, for 0.3 million shares of our common stock, compared to $1.1 million in the first quarter of 2003, for 0.2 million shares of our common stock. Financing cash inflows for the first quarter of 2003 also included $2.1 million in borrowings under a line of credit with Biogen. These borrowings were subsequently forgiven.

Our existing cash and cash equivalents, investment securities, interest income from our investments, cash flow from other operating activities, including anticipated payments from Lilly ICOS and cash flow from potential future collaborations, may be sufficient to fund our future operations over the next few years. However, in view of the very early stage of the commercial launch of Cialis in North America, our ongoing research and development efforts, and potential expansion of our operations through in-licensing or other means, it is possible that we may need to seek additional financing sometime over that period. Additional financing may not be available when we need it or may be unavailable on acceptable terms. If we are unable to raise additional funds when we need them, we may be required to delay, scale back or eliminate expenditures, for some of our marketing and selling activities or our development programs, or grant rights to third parties to develop and market product candidates that we would prefer to develop and market on our own.

Our future cash requirements will depend on various factors which, to some extent, are beyond our control, including:

•	the successful commercialization of Cialis throughout the world, including territories where Lilly has exclusive marketing rights;

•	funding levels for research and development programs, including continued funding from our collaboration partners;

•	the results, timing and extent of preclinical and clinical studies;

•	the time and costs involved in filing and prosecuting patents and enforcing and defending patent claims;

•	the regulatory process in the U.S. and other countries;

•	acquisitions of products, technologies or businesses, if any;

•	relationships with research and development collaborators;

•	capital contributions to our affiliates;

•	competing technological and market development activities; and

•	the time and costs of manufacturing, scale-up and commercialization activities.

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

We intend to expand our operations and portfolio of product candidates in clinical studies, as well as to continue discovery and preclinical research to identify additional product candidates. We also intend to continue to engage in pre-marketing activities necessary to bring our product candidates to market and to expand marketing and selling capabilities for our approved products. Due to the uncertainties of drug development and commercialization, as discussed elsewhere herein, we are unable to determine if, or when, any of our current product candidates will begin to generate net cash inflows.

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

We have incurred significant operating losses since we began operations in 1990. As of March 31, 2004, we had an accumulated deficit of $675.8 million. We currently do not expect to achieve profitability, on a quarterly basis, for at least two to three years. Even if we do become profitable, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis. We anticipate that operating expenses will increase in the future as we continue development of our potential products, seek to obtain necessary regulatory approvals and manufacture and market these product candidates. Directly, and through Lilly ICOS, we expect to incur substantial marketing and other costs related to commercializing Cialis in the United States, Europe, Mexico and Canada. In order to pursue new growth opportunities, we may need to make incremental expenditures for additional laboratory, production and office facilities to accommodate the activities and personnel associated with these increased development and commercialization efforts. Even if we successfully develop other products, we may be unable to generate significant revenues from Cialis and other products to achieve and maintain profitability.

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

Even though Cialis has been approved for commercial sale, if we or others identify previously unknown side effects, or if manufacturing problems occur:

•	sales of Cialis may drop significantly;

•	regulatory approval may be withdrawn;

•	reformulation of the product, additional clinical studies, changes in labeling of the product or changes to or re-approvals of our or our partner’s manufacturing facilities may be required;

•	our reputation in the marketplace may suffer; and

•	lawsuits, including class action suits, may be brought against us.

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

The success of Cialis depends on the promotion, sales and distribution activities of our partner, Lilly.

Through Lilly ICOS, we and Lilly have joint responsibility for the promotion, sale and distribution of Cialis in North America and Europe. In addition, Lilly has promotion, sales and distribution rights to Cialis for the other parts of the world, with royalties to be paid to Lilly ICOS. We believe that, for Cialis to be widely adopted, the efforts of a sizeable, experienced pharmaceutical sales force are needed. We may rely heavily on Lilly for promotion, sales and marketing of Cialis, even with respect to our joint responsibilities, because we have limited staff, capabilities and experience in these areas, and we may or may not be capable of independently fulfilling our responsibilities. If Lilly fails to devote appropriate resources to promote, sell and distribute Cialis, sales of Cialis could be reduced. In addition, if Lilly breaches or terminates its agreement with us, or otherwise fails to conduct its activities related to Cialis in a timely manner, sales of Cialis could be delayed, reduced or become substantially more costly for us to achieve.

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

Cialis and our potential products, if approved and commercialized, compete or will compete against well-established existing therapeutic products or treatments. For example, Pfizer Inc. (Pfizer) has already successfully commercialized Viagra® (sildenafil citrate), a PDE5 inhibitor that competes with our product, Cialis. Also, Bayer AG, together with its marketing partner GlaxoSmithKline, began marketing Levitra® (vardenafil HCl) in the United States in August 2003. The FDA approved Cialis for sale in the United States in November 2003. Pfizer, Bayer AG and GlaxoSmithKline have invested substantial resources in marketing their PDE5 inhibitor products, and we would anticipate that they would continue their efforts to aggressively compete in this market. In addition, a number of pharmaceutical and biotechnology companies are currently developing new products targeting the same diseases and medical conditions that we target.

Our competitors include pharmaceutical companies, biotechnology companies, academic and research institutions and government agencies. Many of these organizations have substantially more experience and more capital, research and development, regulatory, manufacturing, sales, marketing, human and other resources than we do. Furthermore, large pharmaceutical companies have been consolidating, which has increased their resources and concentrated valuable intellectual property assets. As a result, they may:

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

In addition, success in preclinical and early clinical studies does not ensure that late-stage or large-scale studies will succeed. Many companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in clinical studies, even after promising results had been obtained in earlier studies. We have stopped two late-stage, Phase 3 clinical studies of product candidates following interim analyses: a Phase 3 study of Pafase for the treatment of severe sepsis was stopped in late 2002; and a study of LeukArrest™ (rovelizumab) for the treatment of ischemic stroke was stopped in early 2000. In January 2004, results of a Phase 2 clinical study of RTX for the treatment of interstitial cystitis showed that RTX was not effective in relieving patients’ symptoms. We have no plans to pursue additional studies of RTX. We anticipate that only some of our product candidates may show safety and efficacy in clinical studies and many may encounter difficulties or delays during clinical development.

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

We do not have facilities to manufacture small molecule products, such as Cialis, and we do not have sufficient manufacturing capacity to manufacture biological product candidates in quantities necessary for commercial sale. In addition, our manufacturing capacity may be inadequate to complete all clinical studies contemplated by us over time. We intend to rely significantly on contract manufacturers, including collaboration partners, to produce large quantities of drug material needed for clinical studies and commercialization of Cialis and our potential products. We will have to depend on these manufacturers to deliver materials on a timely basis and to comply with regulatory requirements, including GMP regulations enforced by the FDA through its facilities inspection program. Contract manufacturers may be unable to meet our needs with respect to timing, quantity or quality of materials, and may fail to satisfy applicable regulatory requirements with respect to the manufacture of these materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our revenues and potential profitability may be lower. For example, our ability to satisfy demand for our products could be reduced, which could adversely affect our operating results. Further, our clinical studies may be delayed, which would delay the submission of product candidates for regulatory approval and the market introduction and subsequent commercialization of our potential products.

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

If we are unable to adequately protect our intellectual property rights and legal right to sell Cialis, the value of Cialis or of our potential products could be diminished.

Our success depends to a significant extent on our ability and the ability of our collaboration partners to obtain, maintain and enforce patents and other proprietary rights. Our success, and that of our collaboration partners, is also dependent upon our and our collaboration partners’ ability to lawfully make, use and sell our products. Patent law relating to the scope of claims in the biotechnology field in which we operate is still evolving and subject to a substantial degree of uncertainty. Accordingly, there may be third-party patents or patent applications relevant to Cialis or our potential products that might block or compete with the technologies and products covered by our patent applications. We also cannot be certain that our pending patent applications will result in issued patents, or that others have not filed patent applications for technology covered by our pending applications, or that we were the first to invent the technology.

Additionally, although we own a number of patents, the issuance of a patent is not conclusive as to its validity or enforceability; third parties therefore may challenge the validity or enforceability of our patents. We cannot assure you how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents or that challenges will result in revocation or invalidation of the patents or in limitations of their coverage. Furthermore, the cost of litigation to uphold the validity and enforceability of patents can be substantial. If we are unsuccessful in such litigation, third parties may be able to use our patented technologies without paying licensing fees or royalties to us.

Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement claims, which are expensive and time-consuming. In an infringement proceeding a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the ground that its technology is not covered by our patents. Policing unauthorized use of our intellectual property is difficult. We cannot assure you that we will be able to detect and prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

In addition to our patented technology, we also rely on unpatented technology, trade secrets and confidential information. We may be unable to effectively protect our rights to this technology or information. Other parties may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. We require each of our employees, consultants and corporate partners to execute a confidentiality and intellectual property agreement at the commencement of an employment, consulting or collaborative relationship with us. These agreements may not, however, provide effective protection of our technology or information and, in the event of unauthorized use or disclosure, they may not provide adequate remedies.

We may be subject to substantial costs and liability or be prohibited from commercializing Cialis and our potential products as a result of patent infringement litigation and other proceedings relating to patent rights.

Patent litigation is very common in the pharmaceutical industry. We cannot assure you that third parties will not assert patent or other intellectual property infringement claims against us or our collaboration partners with respect to technologies used in Cialis or in our potential products. For example, on October 22, 2002, the U.S. Patent and Trademark Office (PTO) issued to Pfizer a “method of use” U.S. Patent No. 6,469,012. Later that day, Pfizer filed a lawsuit in United States District Court for the District of Delaware against ICOS, Lilly and Lilly ICOS alleging that the proposed marketing of Cialis would infringe this patent.

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

We, Lilly and Lilly ICOS, as appropriate, have also initiated or are defending lawsuits against Pfizer in other jurisdictions around the world with respect to patents corresponding to Pfizer’s U.S. and the European Patent Office “method of use” patents. Presently, litigation is pending in Australia, Brazil, Canada, Mexico, New Zealand and South Africa. Litigation in other countries may ensue as the world-wide commercialization of Cialis proceeds. The resolution of the litigation in these various countries could take years. If Pfizer’s patent in any one or more of the countries were not ultimately revoked by the courts, Lilly ICOS or Lilly might be prohibited from marketing Cialis for the treatment of erectile dysfunction in those countries, or be required to enter into license agreements to market Cialis in those countries. We cannot assure you that such agreements would be available on commercially reasonable terms, if at all.

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

We may be required to defend lawsuits or pay damages in connection with the alleged or actual harm caused by Cialis or our product candidates.

We face inherent exposure to product liability claims in the event that the use of Cialis or our product candidates is alleged to have resulted in harm to others. This risk exists with respect to usage in clinical studies as well as for products that we sell. In addition, the pharmaceutical and biotechnology industries in general have been subject to significant medical malpractice litigation. We may incur significant liability if product liability or malpractice lawsuits against us are successful. Furthermore, product liability claims, regardless of their merits, could be costly and divert management’s attention from other business concerns, or adversely affect our reputation and the demand for our products. Although we maintain product liability insurance, we cannot be certain that this coverage is adequate or that it will continue to be available to us on acceptable terms.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2004, our financial instruments include, among other items, cash, cash equivalents, marketable investment securities and convertible subordinated debt. We do not use derivative financial instruments in our investment portfolio. Our exposure to market risk for changes in interest rates relates primarily to our marketable investment securities and convertible subordinated debt. Because of the relatively short maturities of our investments, we do not expect interest rate fluctuations to materially affect the aggregate value of our financial assets. The fair value of our convertible subordinated debt is expected to change, to a small extent, inversely to changes in interest rates. More importantly, however, the fair value of our convertible subordinated debt is expected to change as our stock price changes. The fair value of our convertible subordinated debt was $262.8 million at March 31, 2004, with a carrying amount of $278.7 million at that date.

ITEM 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, have concluded that, as of that date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in this quarterly report is accumulated and communicated by our management, to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls. There were no significant changes in our internal controls during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls.

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

None

(c) Reports Furnished on Form 8-K

On January 29, 2004, ICOS furnished a report on Form 8-K reporting the issuance of a Lilly ICOS LLC press release announcing Lilly ICOS LLC’s financial results for the year and fourth quarter ended December 31, 2003.

On February 3, 2004, ICOS furnished a report on Form 8-K reporting the issuance of a press release summarizing its 2003 highlights, reporting financial results for the year and fourth quarter ended December 31, 2003, and providing guidance regarding financial performance expectations for 2004.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICOS CORPORATION

Date: May 3, 2004	By:	/S/ MICHAEL A. STEIN
Michael A. Stein
Vice President and Chief Financial Officer
(Principal Financial Officer)