Form 10-Q
period 2004-06-30
ICOS CORP / DE
filed 2004-08-04
CIK 874294

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at June 30, 2004
Common Stock, $0.01 par value	63,480,867

ICOS CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

PART 1. Financial Information

ITEM 1. Financial Statements

ICOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Collaboration revenue from related parties	$14,697	$2,642	$28,764	$7,990
Licenses of technology	—	21,343	—	21,976
Contract manufacturing	3,229	2,722	5,685	3,822

Total revenue	17,926	26,707	34,449	33,788

Operating expenses:
Research and development	17,536	23,115	34,790	48,257
Marketing and selling	10,106	1,233	19,903	2,154
Cost of contract manufacturing	2,991	2,183	5,504	3,016
General and administrative	4,048	4,021	8,201	7,475

Total operating expenses	34,681	30,552	68,398	60,902

Operating loss	(16,755)	(3,845)	(33,949)	(27,114)

Other income (expense):
Equity in losses of Lilly ICOS	(35,090)	(20,045)	(104,327)	(41,592)
Gain on sale of partnership interests	—	10,000	—	10,000
Interest expense	(1,705)	—	(3,416)	—
Interest and other income	1,652	2,342	3,491	6,054

Loss before income taxes	(51,898)	(11,548)	(138,201)	(52,652)
Income tax recovery	—	—	—	612

Net loss	$(51,898)	$(11,548)	$(138,201)	$(52,040)

Net loss per common share – basic and diluted	$(0.82)	$(0.19)	$(2.18)	$(0.84)

Weighted average common shares outstanding – basic and diluted	63,429	62,401	63,333	62,288

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$179,676	$332,039
Investment securities, at market value	93,083	83,049
Interest receivable	2,191	2,668
Receivables from affiliates	15,931	17,681
Note receivable	—	6,000
Other	7,046	3,819

Total current assets	297,927	445,256
Investment securities, at market value	79,096	51,769
Property and equipment, net	18,885	18,970
Deferred financing costs and other	8,237	8,859

	$404,145	$524,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payables and accruals	$15,956	$17,476
Accrued interest	2,787	2,957
Due to affiliates	39,185	25,842
Deferred revenue	2,637	1,000

Total current liabilities	60,565	47,275

Convertible subordinated debt	278,650	278,650

Stockholders’ equity:
Common stock	635	630
Additional paid-in capital	792,837	787,019
Accumulated other comprehensive income (loss)	(868)	753
Accumulated deficit	(727,674)	(589,473)

Total stockholders’ equity	64,930	198,929

	$404,145	$524,854

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(138,201)	$(52,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,587	6,062
Gain on sale of investment securities, net	(48)	(1,290)
Gain on sale of partnership interests	—	(10,000)
Equity in losses of Lilly ICOS	104,327	41,592
Revenue collected greater (less) than revenue recognized	1,637	(21,976)
Change in operating assets and liabilities:
Receivables	(344)	445
Payables and accruals	(1,690)	(5,007)
Other assets	(2,360)	(1,048)
Other	193	380

Net cash used in operating activities	(30,899)	(42,882)

Cash flows from investing activities:
Purchases of investment securities	(113,345)	(22,678)
Maturities of investment securities	59,160	71,991
Sales of investment securities	13,190	88,991
Acquisitions of property and equipment	(2,819)	(1,245)
Proceeds from sale of partnership interests	6,000	4,000
Investments in affiliates	(89,316)	(47,102)

Net cash provided by (used in) investing activities	(127,130)	93,957

Cash flows from financing activities:
Proceeds from stock options	5,666	5,121
Borrowings under line of credit	—	4,308
Net proceeds from issuance of convertible subordinated debt	—	242,200

Net cash provided by financing activities	5,666	251,629

Net increase (decrease) in cash and cash equivalents	(152,363)	302,704
Cash and cash equivalents, beginning of period	332,039	40,450

Cash and cash equivalents, end of period	$179,676	$343,154

Supplemental disclosure of cash flow information:
Interest payments on convertible subordinated debt	$2,957	$—

Supplemental schedule of noncash investing and financing activities:
Debt forgiven upon achievement of clinical milestone	$—	$5,294

Note receivable from sale of partnership interests	$—	$6,000

Offset receivable from/due to Suncos Corporation	$1,668	$—

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

In our opinion, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary to present fairly our financial position as of June 30, 2004 and December 31, 2003, and our results of operations for the three and six months ended June 30, 2004 and 2003, and our cash flows for the six months ended June 30, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

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

Had we determined compensation cost based on the fair value of our stock options on the grant date under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” our net loss and net loss per share would have been the following pro forma amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss:
As reported	$(51,898)	$(11,548)	$(138,201)	$(52,040)
Add: Stock based employee compensation expense included in reported net loss	69	69	138	138
Deduct: Stock based employee compensation expense determined under fair value based method for all awards	(9,378)	(11,279)	(18,419)	(22,843)

Pro forma	$(61,207)	$(22,758)	$(156,482)	$(74,745)

Net loss per common share — basic and diluted:
As reported	$(0.82)	$(0.19)	$(2.18)	$(0.84)

Pro forma	$(0.96)	$(0.36)	$(2.47)	$(1.20)

The estimated per share weighted-average grant date fair value of stock options awarded during the three and six months ended June 30, 2004, was $20.83 and $27.15, respectively, and $18.84 and $17.16, respectively, during the three and six months ended June 30, 2003. Amounts were determined using the Black-Scholes option pricing model based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.2%	3.1%	3.5%	3.2%
Expected volatility	67.4%	68.8%	68.0%	68.5%
Expected life in years	6.6	6.5	6.6	6.4

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

2. Revenue from Collaborations and Licenses of Technology

The following tables summarize our revenue from collaborations with related parties and licenses of technology for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Collaboration revenue from related parties:
Lilly ICOS LLC (Lilly ICOS)	$14,697	$2,210	$28,764	$4,263
Suncos Corporation	—	269	—	2,327
ICOS-Texas Biotechnology L.P. (ICOS-TBC)	—	163	—	1,400

	$14,697	$2,642	$28,764	$7,990

Licenses of technology:
Lilly ICOS	$—	$—	$—	$31
Biogen IDEC, Inc. (Biogen)	—	21,343	—	21,945

	$—	$21,343	$—	$21,976

3. Lilly ICOS Operating Results

Lilly ICOS, our 50/50 owned joint venture with Eli Lilly and Company (Lilly), is marketing its first commercial product, Cialis® (tadalafil), for the treatment of erectile dysfunction, in North America and Europe. Cialis is also available outside of North America and Europe, in which markets Lilly has exclusive rights and pays royalties to Lilly ICOS equal to 20% of net sales. Cialis is currently available in approximately 70 countries worldwide.

The following table summarizes the operating results of Lilly ICOS for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Product sales, net	$105,000	$21,853	$180,017	$38,468
Royalties	6,449	3,115	13,101	4,090

Total revenue	111,449	24,968	193,118	42,558

Expenses:
Cost of sales*	8,982	2,170	15,555	3,774
Selling, general and administrative	157,838	48,544	352,891	90,940
Research and development	15,119	14,344	33,946	31,029

Total expenses	181,939	65,058	402,392	125,743

Net loss	$(70,490)	$(40,090)	$(209,274)	$(83,185)

*	Beginning in December 2003, cost of sales includes $103 per month of license fee amortization, applicable only to Lilly’s interest in Lilly ICOS.

4. Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(51,898)	$(11,548)	$(138,201)	$(52,040)
Unrealized holding losses on securities arising during the period	(1,433)	(383)	(1,573)	(256)
Less: Reclassification adjustment for gains included in net loss	(48)	—	(48)	(945)

Comprehensive loss	$(53,379)	$(11,931)	$(139,822)	$(53,241)

5. Net Loss per Common Share

Net loss per common share is calculated using the weighted-average number of common shares outstanding during the period. For the three and six months ended June 30, 2004, shares issuable upon exercise of options to acquire 11.1 million shares of common stock and 4.5 million shares of common stock issuable upon the conversion of convertible subordinated debt, were excluded from the computation of net loss per common share because their impact would be antidilutive. For the three and six months ended June 30, 2003, shares issuable upon exercise of options to acquire 10.7 million shares of common stock, shares issuable upon exercise of warrants to acquire 7.4 million shares of common stock, and 4.1 million shares of common stock issuable upon the conversion of convertible subordinated debt, were excluded from the computation of net loss per common share because their impact would be antidilutive.

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

The following management discussion and analysis is intended to provide information which will enhance a reader’s understanding of our business, results of operations, financial condition and related matters. It is organized as follows:

•	In the section entitled “ICOS Corporation Background,” we briefly describe our approved product (Cialis) and our clinical and discovery research and development projects and programs.

•	In “Results of Operations,” we provide detailed narrative regarding significant changes in our and Lilly ICOS’ results of operations for the three and six months ended June 30, 2004, compared to the three and six months ended June 30, 2003.

•	Under “Liquidity and Capital Resources,” we discuss our liquidity, our cash flows for the six months ended June 30, 2004, compared to those for the six months ended June 30, 2003, and factors that may influence our future cash requirements.

•	Finally, under the sections entitled “Important Factors Regarding Forward-Looking Statements” and “Risk Factors,” we describe known risks and uncertainties related to our forward-looking statements, business and industry.

ICOS	Corporation Background

ICOS is a biotechnology company that is dedicated to bringing innovative therapeutic products to patients. We are marketing our first product, Cialis (tadalafil), for the treatment of erectile dysfunction, through Lilly ICOS. Our goal is to develop and commercialize treatments for serious unmet medical needs, such as chronic obstructive pulmonary disease (COPD), benign prostatic hyperplasia (BPH), cancer and inflammatory diseases.

Cialis (tadalafil)

Our first commercial product, Cialis, is being prescribed around the world for patients with erectile dysfunction. Cialis is being marketed by Lilly ICOS, which has rights to commercialize Cialis in North America and Europe. Lilly has exclusive rights to market Cialis in the remainder of the world, and pays royalties to Lilly ICOS, equal to 20% of net sales, in those territories. Cialis is currently available in approximately 70 countries worldwide.

Later this year, we expect to begin a clinical study of tadalafil to treat patients with BPH, a condition characterized by benign enlargement of the prostate gland which can cause a number of troublesome urinary tract symptoms as a man ages. It is estimated that over 6 million men in the U.S. and Europe are receiving drug treatment for BPH.1

[1]	Decision Resources 2001.

IC485

IC485 is an orally administered, small molecule PDE4 inhibitor that is currently in clinical development. In the fourth quarter of 2003, we initiated a Phase 2 clinical study with IC485 for the potential treatment of COPD. We expect to complete this study and provide clinical data in the first half of 2005.

Discovery and Preclinical Research

We continue to evaluate possible new product candidates in our discovery and preclinical research programs and expect to advance one or two new molecules into Phase 1 clinical studies over the next year or so. Our most advanced discovery and preclinical research compounds include additional phosphodiesterase inhibitors for inflammatory and other diseases, an oral leukocyte function-associated antigen one (LFA-1) antagonist for psoriasis, a cell cycle checkpoint inhibitor for cancer and an oral kinase antagonist used as a modulator of B lymphocyte function for inflammatory diseases, such as autoimmune disorders, and for cancer.

Results of Operations

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are identified and discussed in our Annual Report on Form 10-K for the year ended December 31, 2003. They include revenue recognition, accounting for our share of the operating results of our unconsolidated affiliates and estimating expenses from third party contract research and clinical study activities.

General

Our results of operations may vary significantly from period to period. Operating results will depend on, among other factors, the timing, cost and success of new product launches by ICOS or its affiliates, competition for our or our affiliates’ products, the timing of expenses, continued funding by collaboration partners, and the timing and progression of research, development, marketing and sales activities. We may experience significant fluctuations in collaboration revenue from related parties (cost reimbursement revenue), revenue from licenses of technology and contract manufacturing revenue. Cost reimbursement revenue will vary depending upon the timing and amount of marketing and sales activities, the extent and timing of research and development collaboration activities, and our level of participation in those activities. Revenue from licenses of technology will vary as a result of (i) the nature and extent of product collaboration and other licensing transactions, (ii) the timing of milestone payments, and (iii) changes in estimated development costs and/or expected completion dates, which depend on the success of clinical studies and other research and development efforts. Contract manufacturing revenue may fluctuate depending upon our needs to manufacture our own internal product candidates, our ability to attract third parties to utilize any remaining manufacturing capacity and the particular terms of the manufacturing agreements. Changes in joint venture collaboration activities, including both research and development programs and activities associated with commercialized products, are subject to the joint oversight of the collaborating parties, and could cause the amount of affiliate losses to fluctuate significantly from period to period.

Net Loss

We reported a net loss of $51.9 million ($0.82 per share) for the three months ended June 30, 2004, compared to a net loss of $11.5 million ($0.19 per share) for the three months ended June 30, 2003. We reported a net loss of $138.2 million ($2.18 per share) for the six months ended June 30, 2004, compared to a net loss of $52.0 million ($0.84 per share) for the six months ended June 30, 2003.

Revenue

Total revenue for the second quarter of 2004 was $17.9 million, compared to $26.7 million for the second quarter of 2003. Total revenue for the first six months of 2004 was $34.4 million, compared to $33.8 million for the first six months of 2003.

Cost reimbursement revenue totaled $14.7 million in the second quarter of 2004, compared to $2.6 million in the second quarter of 2003, and was $28.8 million for the first six months of 2004, compared to $8.0 million for the first six months of 2003. The 2004 increases, for both periods, reflect higher cost reimbursement from Lilly ICOS, primarily for our sales force that is promoting Cialis in the United States. Cost reimbursement revenue in 2003 included amounts associated with our terminated Pafase® (rPAF-AH) and endothelin receptor antagonist programs.

We did not recognize any revenue from licenses of technology in 2004, compared to $21.3 million and $22.0 million, respectively, for the second quarter and first six months of 2003. 2003 technology license fee revenue included $21.3 million recognized in conjunction with our reacquisition, from Biogen, of sole development rights to the LFA-1 antagonist program.

Contract manufacturing revenue was $3.2 million in the second quarter of 2004, compared to $2.7 million in the second quarter of 2003, and was $5.7 million for the first six months of 2004, compared to $3.8 million for the first six months of 2003. The increases reflect greater utilization of manufacturing capacity for third-party contracts and other services provided under the associated agreements.

Operating Expenses

Total operating expenses were $34.7 million in the second quarter of 2004, compared to $30.6 million in the second quarter of 2003. Total operating expenses were $68.4 million for the first six months of 2004, compared to $60.9 million for the first six months of 2003.

Research and development. Research and development expenses decreased $5.6 million from the second quarter of 2003, to $17.5 million in the second quarter of 2004. Research and development expenses decreased $13.5 million from the first six months of 2003, to $34.8 million for the first six months of 2004. These decreases were primarily due to discontinuation of certain clinical programs in 2003 and early 2004, partially offset by the costs of incremental Lilly ICOS research and development activities being performed by ICOS personnel in 2004.

The following table provides information regarding our research and development expenses, by project, for the three and six months ended June 30, 2004 and 2003:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Cialis (tadalafil)	$3,575	$1,584	$6,387	$2,970
IC485	2,781	2,843	4,623	5,050
Discontinued clinical projects:
RTX® (resiniferatoxin)	136	2,912	1,310	4,913
IC14	41	2,062	329	4,140
IC747	—	2,131	—	3,842
Endothelin receptor antagonists	—	115	—	1,245
Pafase	—	228	—	1,693
Indirect clinical costs	1,538	2,407	3,307	4,789
Discovery and preclinical research	9,465	8,833	18,834	19,615

Total research and development expenses	$17,536	$23,115	$34,790	$48,257

Through June 30, 2004, cumulative research and development expenditures for IC485 were $31.1 million. Because of the uncertainties of clinical research and development, at this time we are unable to provide estimates of project completion dates, the timing of our research and development efforts and the costs of completing research and development for IC485.

Marketing and selling. Marketing and selling expenses increased $8.9 million from the second quarter of 2003, to $10.1 million in the second quarter of 2004. Marketing and selling expenses increased $17.7 million from the first six months of 2003, to $19.9 million in the first six months of 2004. These increases reflect costs associated with our U.S. sales force promoting Cialis. For the most part, our U.S. sales force was recruited, trained and initially deployed in the 2003 third quarter.

Cost of contract manufacturing. Contract manufacturing expenses increased $0.8 million from the second quarter of 2003, to $3.0 million in the second quarter of 2004. Contract manufacturing expenses increased $2.5 million from the first six months of 2003, to $5.5 million in the first six months of 2004. These increases reflect greater utilization of manufacturing capacity for third-party contracts and other services provided under the associated agreements.

General and administrative. General and administrative expenses were $4.0 million in both the second quarter of 2004 and 2003, and were $8.2 million in the first six months of 2004, compared to $7.5 million in the first six months of 2003. General and administrative expenses consist primarily of costs associated with corporate support functions, general management and other activities not related to research and development, marketing and sales or contract manufacturing.

Equity in Losses of Lilly ICOS

In the second quarter of 2004, our equity in losses of Lilly ICOS totaled $35.1 million, compared to $20.0 million in the second quarter of 2003. For the first six months of 2004, our equity in losses of Lilly ICOS totaled $104.3 million, compared to $41.6 million for the first six months of 2003. Lilly ICOS losses increased, in 2004, primarily due to sales and marketing costs associated with the launches of Cialis in the United States, Canada and Mexico. See Lilly ICOS Results of Operations below.

Interest Expense

In the second quarter and first six months of 2004, we incurred $1.7 million and $3.4 million, respectively, of interest expense on $278.7 million of 2% convertible subordinated notes, issued in mid-2003.

Gain on Sale of Partnership Interests

In the second quarter of 2003, we recognized a $10.0 million gain upon the sale of our partnership interests in ICOS-TBC to Encysive Pharmaceuticals, Inc.

Interest and Other Income

Interest and other income was $1.7 million in the second quarter of 2004, compared to $2.3 million in the second quarter of 2003, and $3.5 million in the first six months of 2004, compared to $6.1 million in the first six months of 2003. The decreases reflect lower average interest rates earned in 2004, partially offset by the impact of higher average balances during the 2004 period, due to investment of the proceeds from our mid-2003 convertible debt offering. Interest and other income for the first six months of 2003 included $1.2 million in gains on the sale of investment securities realized in the 2003 first quarter.

Lilly ICOS Results of Operations

Cialis is being manufactured and marketed, in North America and Europe, by Lilly ICOS. Lilly markets Cialis elsewhere in the world, and pays royalties, to Lilly ICOS, equal to 20% of net sales in those territories.

For the second quarter ended June 30, 2004, Lilly ICOS reported a net loss of $70.5 million, compared to a net loss of $40.1 million for the second quarter ended June 30, 2003. For the six months ended June 30, 2004, Lilly ICOS reported a net loss of $209.3 million, compared to a net loss of $83.2 million for the six months ended June 30, 2003. Worldwide net product sales of Cialis for the three and six month periods ended June 30, 2004 and 2003 were as follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Lilly ICOS Territories:
United States	$50.8	$—	$83.6	$—
Europe*	45.3	21.9	81.6	38.5
Canada and Mexico	8.9	—	14.8	—

Total Lilly ICOS	105.0	21.9	180.0	38.5
Lilly Territories	32.2	15.5	65.5	20.4

Worldwide Total	$137.2	$37.4	$245.5	$58.9

*	Austria, Belgium, Denmark, Finland, France, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

Total Lilly ICOS revenue for the second quarter of 2004 was $111.4 million, compared to $25.0 million for the second quarter of 2003. Total Lilly ICOS revenue for the first six months of 2004 was $193.1 million, compared to $42.6 million for the first six months of 2003. Revenue for the 2004 second quarter included $6.4 million in royalties on Cialis sales reported by Lilly, compared to $3.1 million in royalties for the second quarter of 2003. Revenue for the first six months of 2004 included $13.1 million in royalties, compared to $4.1 million in royalties for the first six months of 2003. The 2004 increases in revenue, for both the quarter and year-to-date, reflect the global expansion of Cialis availability, from introduction in Europe, Australia and New Zealand in February 2003, to approximately 70 countries worldwide at June 30, 2004.

Total expenses were $181.9 million in the second quarter of 2004, compared to $65.1 million in the second quarter of 2003. Total expenses were $402.4 million in the first six months of 2004, compared to $125.7 million in the first six months of 2003.

Cost of sales increased $6.8 million from the second quarter of 2003, to $9.0 million in the second quarter of 2004, and $11.8 million from the first six months of 2003, to $15.6 million in the first six months of 2004. As a percent of net product sales, cost of sales was 8.6% in the second quarter of 2004, compared to 9.9% in the second quarter of 2003, and 8.6% in the first six months of 2004, compared to 9.8% in the first six months of 2003.

Selling, general and administrative expenses increased $109.3 million from the second quarter of 2003, to $157.8 million in the second quarter of 2004. Selling, general and administrative expenses increased $262.0 million from the first six months of 2003, to $352.9 million in the first six months of 2004. The increases are primarily due to 2004 sales and marketing activities and programs associated with the launches of Cialis in the United States, Canada and Mexico.

Research and development expenses were $15.1 million in the second quarter of 2004, compared to $14.3 million in the second quarter of 2003, and were $33.9 million in the first six months of 2004, compared to $31.0 million in the first six months of 2003.

Liquidity and Capital Resources

At June 30, 2004, we had cash, cash equivalents, investment securities and associated interest receivable of $354.0 million, compared to $469.5 million at December 31, 2003. The decrease primarily reflects cash used in operations and to fund our investment in Lilly ICOS.

We used $30.9 million in cash for operating activities during the first six months of 2004, compared to $42.9 million during the first six months of 2003. The change in operating cash flow reflects higher cost reimbursements collected in 2004, partially offset by higher cash operating expenses, including interest, in 2004.

We used $127.1 million in cash for investing activities during the first six months of 2004, compared to generating $94.0 million from investing activities in the first six months of 2003. Cash used for investing activities in the first six months of 2004 included a $41.0 million net increase in our investment portfolio, compared to a $138.3 million net decrease in our investment portfolio during the first six months of 2003. The increase in our investment portfolio in 2004 reflects conversion of cash equivalents held at the end of the prior year into investments with slightly longer maturities. Investing outflows in the first six months of 2004 included $89.3 million of affiliate capital contributions, compared to $47.1 million of affiliate capital contributions in the first six months of 2003. Cash inflows from investing activities in 2004 and 2003 also included $6.0 million and $4.0 million, respectively, in proceeds associated with the sale of our partnership interests in ICOS-TBC.

We generated $5.7 million in cash proceeds from stock options in the first six months of 2004, for 0.5 million shares of our common stock, compared to $5.1 million in the first six months of 2003, for 0.5 million shares of our common stock. Financing cash inflows for the first six months of 2003 also included (i) approximately $242.2 million of net proceeds from the private placement of convertible subordinated notes and (ii) $4.3 million in borrowings under a line of credit with Biogen, which were subsequently forgiven.

Our existing cash and cash equivalents, investment securities, interest income from our investments, cash flow from other operating activities, including anticipated payments from Lilly ICOS and cash flow from potential future collaborations, may be sufficient to fund our future operations over the next few years. However, in view of the early stage of the commercialization of Cialis in North America and Europe, our ongoing research and development efforts, and potential expansion of our operations through in-licensing or other means, it is possible that we may need to seek additional financing sometime over that period. Additional financing may not be available when we need it or may be unavailable on acceptable terms. If we are unable to raise additional funds when we need them, we may be required to delay, scale back or eliminate expenditures, for some of our marketing and selling activities or our research and development programs, or grant rights to third parties to develop and market product candidates that we would prefer to develop and market on our own.

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

We intend to expand our operations and portfolio of product candidates in clinical studies, as well as to continue discovery and preclinical research to identify additional product candidates. We also intend to continue to engage in pre-marketing activities necessary to bring our product candidates to market and to expand marketing and selling capabilities for our approved product. Due to the uncertainties of drug development and commercialization, as discussed elsewhere herein, we are unable to determine if, or when, any of our current product candidates will begin to generate net cash inflows.

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

Important Factors Regarding Forward-Looking Statements

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “should” or “will” or the negative of such terms or other comparable terminology. Forward-looking statements are only predictions that provide our current expectations or forecasts of future events. In particular, forward-looking statements include:

•	information concerning possible or assumed future results of operations, trends in financial results and business plans;

•	statements about our product development schedule and the potential success of our research and development efforts;

•	statements about our expectations regarding regulatory approvals for any of our product candidates;

•	statements about our potential or prospects for future product sales;

•	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues and operating expenses;

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments and financing proceeds to meet future capital and operating requirements;

•	statements about the outcome of contingencies, such as legal proceedings;

•	other statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical fact.

From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public, such as other filings with the Securities and Exchange Commission, press releases or in our communications and discussions with investors and analysts at meetings and on webcasts and telephone calls. Any or all of our forward-looking statements in this report and in any other public statements that we make may turn out to be wrong. Inaccurate assumptions we might make and known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, based on the information available to us at the time the statements are made, we cannot guarantee future results, performance or achievements. You should not place undue reliance on these forward-looking statements.

Except as required under federal securities laws and regulations, we do not have any intention or obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under the caption Risk Factors in this report. These Risk Factors could cause our actual results to differ materially from expected or historical results.

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

We have incurred significant operating losses since we began operations in 1990. As of June 30, 2004, we had an accumulated deficit of $727.7 million. We currently do not expect to achieve profitability, on a quarterly basis, for at least two years. Even if we do become profitable, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis. We anticipate that operating expenses will increase in the future as we continue development of our potential products, seek to obtain necessary regulatory approvals and manufacture and market these product candidates. Directly, and through Lilly ICOS, we expect to incur substantial marketing and other costs related to commercializing Cialis in the United States, Europe, Mexico and Canada. Even if we successfully develop other products, we may be unable to generate sufficient revenues from Cialis and other products to achieve and maintain profitability.

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

Revenue historically recognized under our prior collaborative agreements is not an indicator of revenue from any future collaborations. In addition, our expenses, including payments owed by us under licensing or collaborative arrangements, are unpredictable and may fluctuate from quarter to quarter. We believe that quarter to quarter comparisons of our operating results are not a good indicator of our future performance and should not be relied upon to predict our future performance.

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

Even though Cialis has been approved for commercial sale, if we or others identify previously unknown side effects, approval could be withdrawn or sales of Cialis could be significantly reduced.

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

We have little experience in selling or marketing pharmaceutical products and have only recently hired experienced sales and marketing managers and pharmaceutical sales representatives. Lilly is providing the majority of the sales and marketing resources to Lilly ICOS. Because we expect to market or co-market Cialis and our potential products through a direct sales force, we will need to either successfully deploy our sales force or contract with a third party to provide a sales force to meet our needs. We may be unable to establish marketing, sales and distribution capabilities necessary to commercialize and gain market acceptance for Cialis or for our potential products. In addition, co-promotion or other marketing arrangements with others to commercialize potential products could significantly limit the revenues we derive from these potential products, and these parties may fail to commercialize our potential products successfully.

The success of Cialis depends, in large part, on the promotion, sales and distribution activities of our partner, Lilly.

Through Lilly ICOS, we and Lilly have joint responsibility for the promotion, sale and distribution of Cialis in North America and Europe. In addition, Lilly has promotion, sales and distribution rights to Cialis for the other parts of the world, with royalties to be paid to Lilly ICOS. We believe that, for Cialis to be widely adopted, the efforts of a sizeable, experienced pharmaceutical sales force are needed. We expect to rely heavily on Lilly for promotion, sales and marketing of Cialis, even with respect to our joint responsibilities, because we have limited staff, capabilities and experience in these areas, and we may or may not be capable of independently fulfilling our responsibilities. If Lilly fails to devote appropriate resources to promote, sell and distribute Cialis, sales of Cialis could be reduced. In addition, if Lilly breaches or terminates its agreement with us, or otherwise fails to conduct its activities related to Cialis in a timely manner, sales of Cialis could be delayed, reduced or become substantially more costly for us to achieve.

Cialis and our potential products, even if approved by the FDA or regulatory agencies outside of the United States, may not achieve market acceptance among hospitals, insurers or patients.

Failure of Cialis and our potential products to achieve market acceptance would impair our ability to become profitable. We believe that the degree of market acceptance of Cialis and our potential products will depend on:

•	our ability to provide acceptable evidence of efficacy and safety, including side effects;

•	our ability to provide Cialis and these potential products at competitive prices;

•	the availability and extent of third-party reimbursement for Cialis and these potential products; and

•	the availability of competitive products.

In addition, market acceptance depends on the effectiveness of our marketing strategies in the face of intense competition. To date, we have relied significantly on the marketing experience of Lilly, as we have limited sales and marketing experience or capabilities.

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

Our competitors include pharmaceutical companies, biotechnology companies, academic and research institutions and government agencies. Many of these organizations, including those named in the preceding paragraph, have substantially more experience and more capital, research and development, regulatory, manufacturing, sales, marketing, human and other resources than we do. Furthermore, large pharmaceutical companies have been consolidating, which has increased their resources and concentrated valuable intellectual property assets. As a result, our competitors may:

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

We may be unable to establish or maintain the manufacturing capabilities necessary to develop and commercialize our products.

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

We may develop our manufacturing capacity in part by expanding our current facilities or building or purchasing new facilities. Any of these activities would require substantial additional funds, and we would need to hire and train significant numbers of employees to staff these facilities. We may be unable to develop manufacturing facilities that are sufficient to produce drug material for clinical studies or commercial use. Moreover, we and any contract manufacturers that we may use must continually adhere to current GMP regulations. The FDA pre-market approval of our product candidates will not be granted if our facilities or the facilities of contract manufacturers cannot pass a preapproval plant inspection. In complying with these regulations and foreign regulatory requirements, we and any of our contract manufacturers will be obligated to expend time, money and effort in production, record keeping and quality control in an effort to ensure that our potential products meet applicable specifications and other requirements. If we or any of our contract manufacturers fail to comply with these requirements, we may be subject to regulatory sanctions.

Cialis is currently manufactured for Lilly ICOS by Lilly and it is expected that Cialis will continue to be manufactured by Lilly for sale in all markets where regulatory approval is granted.

Our business may be harmed if we cannot obtain sufficient quantities of raw materials and process them reliably and timely.

We depend on others for the timely supply of raw materials used to manufacture Cialis and to conduct preclinical testing and clinical studies of product candidates. Once a supplier’s materials have been selected for use in our manufacturing process, the supplier in effect becomes a sole or limited source of that raw material due to regulatory compliance procedures. Presently, Lilly is the sole authorized provider of the active pharmaceutical ingredient, or API, utilized in the manufacture of Cialis, and all API production for Cialis is conducted at a single Lilly facility. Lilly relies on a third-party vendor which has the exclusive rights to mill the API to conform the drug substance to specifications used in the manufacturing process. Once milled, the refined API is shipped to various Lilly locations, where the drug substance is manufactured into tablets, packaged and made ready for sale. At each of these stages in the manufacturing process, Lilly ICOS depends on an exclusive provider (i.e., Lilly or another vendor) for the timely supply and processing of raw materials. If any of these suppliers or processing facilities were to cease production or otherwise fail to supply Lilly ICOS with raw materials or manufacturing services in a timely manner, Lilly ICOS and ICOS could be materially adversely affected. Similar risks exist with respect to raw materials used in testing and developing our other product candidates.

If we are unable to adequately protect our intellectual property rights and legal right to sell Cialis, the value of Cialis or of our potential products could be diminished.

Our success depends to a significant extent on our ability and the ability of our collaboration partners to obtain, maintain and enforce patents and other proprietary rights. Our success, and that of our collaboration partners, is also dependent upon our and our collaboration partners’ ability to lawfully make, use and sell our products. Patent law relating to the scope of claims in the biotechnology field in which we operate is still evolving and subject to a substantial degree of uncertainty. Accordingly, there may be third-party patents or patent applications relevant to Cialis or our potential products that might block or compete with the technologies and products covered by our patents or patent applications. We also cannot be certain that our pending patent applications will result in issued patents, or that others have not filed patent applications for technology covered by our pending applications, or that we were the first to invent the technology.

Additionally, although we own or control a number of patents, the issuance of a patent is not conclusive as to its validity or enforceability; third parties therefore may challenge the validity or enforceability of our patents. We cannot assure you how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents or that challenges will result in revocation or invalidation of the patents or in limitations of their coverage. Furthermore, the cost of litigation and administrative proceedings to uphold the validity and enforceability of patents can be substantial. If we are unsuccessful in such proceedings, third parties may be able to use our patented technologies without paying licensing fees or royalties to us.

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

In addition to our patented technology, we also rely on unpatented technology, trade secrets and confidential information. We may be unable to effectively protect our rights to this technology or information. Other parties may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. It is our policy to require each of our employees, consultants and corporate partners to execute a confidentiality and intellectual property agreement at the commencement of an employment, consulting or collaborative relationship with us. These agreements may not, however, provide effective protection of our technology or information and, in the event of unauthorized use or disclosure, they may not provide adequate remedies.

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

For example, on October 22, 2002, the U.S. Patent and Trademark Office (PTO) issued to Pfizer a “method of use” U.S. Patent No. 6,469,012. Later that day, Pfizer filed a lawsuit in United States District Court for the District of Delaware against ICOS, Lilly and Lilly ICOS alleging that the proposed marketing of Cialis would infringe this patent. In September 2003, the PTO ordered the reexamination of U.S. Patent No. 6,469,012. The reexamination process is provided for by law and requires the PTO to consider the validity of the patent based on substantial new questions of patentability raised by the PTO. In October 2003, ICOS, Lilly ICOS and Lilly filed a motion for a stay with the District Court to suspend the patent infringement lawsuit, pending the outcome of the reexamination. In November 2003, the judge granted the requested stay. We believe that Pfizer’s lawsuit lacks merit and intend to vigorously pursue our defenses.

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

We have entered into, and we expect to continue to enter into, collaborative arrangements with third parties who provide us with funding, intellectual property and/or who perform research, development, regulatory compliance, manufacturing, or marketing activities relating to Cialis and some or all of our product candidates. If we fail to secure or maintain successful collaborative arrangements, our development and marketing activities may be delayed or reduced. Currently, we have collaborative arrangements with Lilly, other companies and research laboratories. We may be unable to negotiate additional collaborative arrangements or, if necessary, modify our existing arrangements on acceptable terms.

Our collaborative agreements can be terminated by our partners under certain conditions. In addition, our partners may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborative efforts. Even if our partners continue their contributions to the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Disputes may arise between us and our partners as to a variety of matters, including obligations under our agreements and ownership of intellectual property rights. Also, our partners may fail to perform their obligations under the collaborative arrangements or may be slow in performing their obligations. In addition, our partners may experience financial difficulties at any time that could prevent them from having available funds to contribute to these collaborations. In these circumstances, our ability to develop and market potential products could be severely limited.

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

Our sales may be affected by coverage and reimbursement decisions of third-party payors.

Sales of Cialis and our potential products may be affected by the availability of reimbursement from third-party payors such as state and federal governments, under programs such as Medicare and Medicaid in the United States, private insurance plans, and managed care organizations. Currently, Medicare does not cover prescriptions for Cialis, but Cialis is covered for Medicaid beneficiaries in the majority of states. In late 2003, President Bush signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003. The full impact of this new law on our business is as of yet unclear to us; the impact will depend on specific decisions regarding the level of coverage provided for the therapeutic categories in which our products are included, the terms on which such coverage is provided, and the extent to which preference is given to selected products in a category.

Because of the size of the patient population covered by managed care organizations, marketing of pharmaceuticals to them and the pharmacy benefit managers that serve many of these organizations is an important aspect of our business. Further, when a new product like Cialis is approved, the availability of governmental and/or private reimbursement for that product is uncertain, as is the extent to which that product will be reimbursed. Some third-party payors establish a preference for selected products in a category and provide higher levels of coverage for preferred products. For example, this is done by establishing higher co-payments for non-preferred products. We cannot predict the ultimate availability or amount of reimbursement for Cialis or our potential products, or how they will be positioned relative to competing products. Current reimbursement policies may change at any time. If reimbursement for Cialis changes adversely or if we fail to obtain reimbursement for our potential products, health care providers may limit how much or under what circumstances they will prescribe or administer them. This could result in lower product sales.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2004, our financial instruments include, among other items, cash, cash equivalents, marketable investment securities and convertible subordinated debt. We do not use derivative financial instruments in our investment portfolio. Our exposure to market risk for changes in interest rates relates primarily to our marketable investment securities and convertible subordinated debt. Because of the relatively short maturities of our investments, we do not expect interest rate fluctuations to materially affect the aggregate value of our financial assets. The fair value of our convertible subordinated debt is expected to change, to a small extent, inversely to changes in interest rates. More importantly, however, the fair value of our convertible subordinated debt is expected to change as our stock price changes. The fair value of our convertible subordinated debt was $237.2 million at June 30, 2004, with a carrying amount of $278.7 million at that date.

ITEM 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, have concluded that, as of that date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in this quarterly report is accumulated and communicated by our management, to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls. There was no change in our internal control over financial reporting during the second quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 14, 2004. The proposals voted upon and the results of the voting are as follows:

1.	The following nominees for election as directors, to hold office for a term as defined in the proxy statement and until their successors are duly elected and qualified, received the number of votes set forth opposite his respective name:

Nominee	For	Withheld
Paul N. Clark	55,225,853	607,364

Vaughn D. Bryson	55,518,557	314,660

William H. Gates III	55,533,463	299,754

Robert W. Pangia	55,272,212	561,005

The aforesaid nominees were elected as directors for the term set forth in the proxy statement.

The following directors are currently serving terms that expire at the 2005 annual meeting of stockholders or until their respective successors are duly elected and qualified:

Teresa Beck

Jack W. Schuler

Gary L. Wilcox, Ph. D.

Walter B. Wriston

The following directors are currently serving terms that expire at the 2006 annual meeting of stockholders or until their respective successors are duly elected and qualified:

Frank T. Cary

James L. Ferguson

David V. Milligan, Ph. D.

2.	The proposal to ratify the appointment of KPMG LLP as our independent public accountants for the year ending December 31, 2004 received the following votes:

Votes
For	55,268,836

Against	423,644

Abstain	140,737

The appointment of KPMG LLP was ratified.

3.	The stockholder proposal regarding performance and time-based restricted shares received the following votes:

Votes
For	4,028,934

Against	27,285,631

Abstain	725,178

Broker non-votes	23,793,474

The foregoing proposal was not approved.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

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

On April 19, 2004, ICOS furnished a report on Form 8-K reporting the issuance of a Lilly ICOS LLC press release announcing Lilly ICOS LLC’s financial results for the three months ended March 31, 2004.

On May 3, 2004, ICOS furnished a report on Form 8-K reporting the issuance of a press release summarizing its recent events and financial results for the three months ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICOS CORPORATION

Date: August 4, 2004	By:	/S/ MICHAEL A. STEIN
Michael A. Stein
Vice President and Chief Financial Officer
(Principal Financial Officer)