Form 10-Q
period 2004-09-30
ICOS CORP / DE
filed 2004-11-04
CIK 874294

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at September 30, 2004
Common Stock, $0.01 par value	63,531,157

ICOS CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

PART 1. Financial Information

ITEM 1. Financial Statements

ICOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Collaboration revenue from related parties	$13,958	$5,339	$42,722	$13,329
Licenses of technology	—	—	—	21,976
Contract manufacturing	5,786	6,764	11,471	10,586

Total revenue	19,744	12,103	54,193	45,891

Operating expenses:
Research and development	17,933	18,613	52,723	66,870
Marketing and selling	9,827	8,212	29,730	10,366
Cost of contract manufacturing	3,617	4,630	9,121	7,646
General and administrative	4,179	3,404	12,380	10,879

Total operating expenses	35,556	34,859	103,954	95,761

Operating loss	(15,812)	(22,756)	(49,761)	(49,870)

Other income (expense):
Equity in losses of Lilly ICOS	(10,528)	(16,941)	(114,855)	(58,533)
Gain on sale of partnership interests	—	—	—	10,000
Interest expense	(1,704)	(1,868)	(5,120)	(1,866)
Interest and other income	1,444	2,256	4,935	8,308

Loss before income taxes	(26,600)	(39,309)	(164,801)	(91,961)

Income tax recovery	—	—	—	612

Net loss	$(26,600)	$(39,309)	$(164,801)	$(91,349)

Net loss per common share – basic and diluted	$(0.42)	$(0.63)	$(2.60)	$(1.46)

Weighted average common shares outstanding – basic and diluted	63,498	62,717	63,388	62,433

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$155,023	$332,039
Investment securities, at market value	86,090	83,049
Interest receivable	1,756	2,668
Receivables from affiliates	20,868	17,681
Note receivable	—	6,000
Other	6,556	3,819

Total current assets	270,293	445,256
Investment securities, at market value	53,995	51,769
Property and equipment, net	18,964	18,970
Deferred financing costs and other	7,929	8,859

	$351,181	$524,854

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Payables and accruals	$19,223	$17,476
Accrued interest	1,356	2,957
Due to affiliates	11,115	25,842
Deferred revenue	1,574	1,000

Total current liabilities	33,268	47,275

Convertible subordinated debt	278,650	278,650

Stockholders’ equity:
Common stock	635	630
Additional paid-in capital	793,270	787,019
Accumulated other comprehensive income (loss)	(368)	753
Accumulated deficit	(754,274)	(589,473)

Total stockholders’ equity	39,263	198,929

	$351,181	$524,854

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(164,801)	$(91,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,108	9,028
(Gain) loss on sale of investment securities, net	22	(1,290)
Gain on sale of partnership interests	—	(10,000)
Equity in losses of Lilly ICOS	114,855	58,533
Technology license fees collected greater (less) than revenue recognized	—	(21,976)
Change in operating assets and liabilities:
Receivables	(5,035)	(7,925)
Payables and accruals	717	(3,271)
Other assets	(1,577)	620
Other	242	474

Net cash used in operating activities	(47,469)	(67,156)

Cash flows from investing activities:
Purchases of investment securities	(118,800)	(42,633)
Maturities of investment securities	59,160	117,188
Sales of investment securities	50,103	72,808
Acquisitions of property and equipment	(4,042)	(2,699)
Proceeds from sale of partnership interests	6,000	4,000
Investments in affiliates	(127,914)	(64,751)

Net cash provided by (used in) investing activities	(135,493)	83,913

Cash flows from financing activities:
Proceeds from stock options	5,946	7,453
Borrowings under line of credit	—	4,308
Net proceeds from issuance of convertible subordinated debt	—	269,940

Net cash provided by financing activities	5,946	281,701

Net increase (decrease) in cash and cash equivalents	(177,016)	298,458
Cash and cash equivalents, beginning of period	332,039	40,450

Cash and cash equivalents, end of period	$155,023	$338,908

Supplemental disclosure of cash flow information:
Interest payments on convertible subordinated debt	$5,744	$—

Supplemental schedule of noncash investing and financing activities:
Debt forgiven upon achievement of clinical milestone	$—	$5,294

Note receivable from sale of partnership interests	$—	$6,000

Offset receivable from/due to Suncos Corporation	$1,668	$—

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

In our opinion, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary to present fairly our financial position as of September 30, 2004 and December 31, 2003, and our results of operations for the three and nine months ended September 30, 2004 and 2003, and our cash flows for the nine months ended September 30, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

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

Had we determined compensation cost based on the fair value of our stock options on the grant date under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” our net loss and net loss per share would have been the following pro forma amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss:
As reported	$(26,600)	$(39,309)	$(164,801)	$(91,349)
Add: Stock based employee compensation expense included in reported net loss	45	69	183	207
Deduct: Stock based employee compensation expense determined under fair value based method for all awards	(9,342)	(11,101)	(27,761)	(33,944)

Pro forma	$(35,897)	$(50,341)	$(192,379)	$(125,086)

Net loss per common share — basic and diluted:
As reported	$(0.42)	$(0.63)	$(2.60)	$(1.46)

Pro forma	$(0.57)	$(0.80)	$(3.03)	$(2.00)

The estimated per share weighted-average grant date fair value of stock options awarded during the three and nine months ended September 30, 2004, was $15.21 and $26.91, respectively, and $22.09 and $19.91, respectively, during the three and nine months ended September 30, 2003. Amounts were determined using the Black-Scholes option pricing model based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.9%	3.7%	3.5%	3.5%
Expected volatility	67.1%	69.6%	68.0%	69.1%
Expected life in years	6.6	6.5	6.6	6.5

In March 2004, the Financial Accounting Standards Board issued an Exposure Draft of a proposed Statement of Financial Accounting Standards entitled “Share-Based Payment.” This proposed standard addresses accounting for stock based compensation and would result in stock based compensation costs, including options, being recognized as an expense in the financial statements. The proposed standard would eliminate the ability to account for stock based compensation transactions using APB Opinion No. 25, and generally would require that such transactions be accounted for using a fair value based method. In October 2004, the FASB elected to delay the effective date of this proposed standard. If the proposed standard is approved, it would be applied prospectively to public entities for periods beginning after June 15, 2005.

2. Revenue from Collaborations and Licenses of Technology

The following tables summarize our revenue from collaborations with related parties and licenses of technology for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Collaboration revenue from related parties:
Lilly ICOS LLC (Lilly ICOS)	$13,958	$5,243	$42,722	$9,506
Suncos Corporation	—	96	—	2,423
ICOS-Texas Biotechnology L.P. (ICOS-TBC)	—	—	—	1,400

	$13,958	$5,339	$42,722	$13,329

Licenses of technology:
Lilly ICOS	$—	$—	$—	$31
Biogen IDEC, Inc. (Biogen)	—	—	—	21,945

	$—	$—	$—	$21,976

3. Lilly ICOS Operating Results

Lilly ICOS, our 50/50 owned joint venture with Eli Lilly and Company (Lilly), is marketing Cialis® (tadalafil) for the treatment of erectile dysfunction, in North America and Europe. Cialis is also available outside of North America and Europe, where Lilly has exclusive rights and pays royalties to Lilly ICOS equal to 20% of net sales. Cialis is currently available in approximately 100 countries worldwide.

The following table summarizes the operating results of Lilly ICOS for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Product sales, net
United States	$70,226	$—	$153,801	$—
Europe	43,414	26,154	125,071	64,622
Canada and Mexico	9,380	2,295	24,165	2,295

	123,020	28,449	303,037	66,917
Royalties	6,210	4,352	19,311	8,442

Total revenue	129,230	32,801	322,348	75,359

Expenses:
Cost of sales*	10,173	2,803	25,728	6,577
Selling, general and administrative	123,222	49,145	476,113	140,085
Research and development	17,203	14,735	51,149	45,764

Total expenses	150,598	66,683	552,990	192,426

Net loss	$(21,368)	$(33,882)	$(230,642)	$(117,067)

*	Beginning in December 2003, cost of sales includes $103 per month of license fee amortization, applicable only to Lilly’s interest in Lilly ICOS.

4. Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(26,600)	$(39,309)	$(164,801)	$(91,349)
Unrealized holding gains (losses) on securities arising during the period	488	(601)	(1,085)	(541)
Less: Reclassification adjustment for (gains) losses included in net loss	12	—	(36)	(1,261)

Comprehensive loss	$(26,100)	$(39,910)	$(165,922)	$(93,151)

5. Net Loss per Common Share

Net loss per common share is calculated using the weighted-average number of common shares outstanding during the period. For the three and nine months ended September 30, 2004, shares issuable upon exercise of options to acquire 10.9 million shares of common stock and 4.5 million shares of common stock issuable upon the conversion of convertible subordinated debt, were excluded from the computation of net loss per common share because their impact would be antidilutive. For the three and nine months ended September 30, 2003, shares issuable upon exercise of options to acquire 10.6 million shares of common stock, shares issuable upon exercise of warrants to acquire 7.4 million shares of common stock, and 4.5 million shares of common stock issuable upon the conversion of convertible subordinated debt, were excluded from the computation of net loss per common share because their impact would be antidilutive.

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

The following management discussion and analysis is intended to provide information which will enhance a reader’s understanding of our business, results of operations, financial condition and related matters. It is organized as follows:

•	In the section entitled “ICOS Corporation Background,” we briefly describe our approved product (Cialis) and our clinical and discovery research and development projects and programs.

•	In “Results of Operations,” we provide detailed narrative regarding significant changes in our and Lilly ICOS’ results of operations for the three and nine months ended September 30, 2004, compared to the three and nine months ended September 30, 2003.

•	At “Financial Guidance,” we provide our expectations regarding ICOS’ and Lilly ICOS’ results of operations for the three months and year ending December 31, 2004.

•	Under “Liquidity and Capital Resources,” we discuss our liquidity, our cash flows for the nine months ended September 30, 2004, compared to those for the nine months ended September 30, 2003, and factors that may influence our future cash requirements.

•	Finally, under the sections entitled “Important Factors Regarding Forward-Looking Statements” and “Risk Factors,” we describe known risks and uncertainties related to our forward-looking statements, business and industry.

ICOS Corporation Background

ICOS is a biotechnology company that is dedicated to bringing innovative therapeutics to patients. We are marketing our first product, Cialis (tadalafil), for the treatment of erectile dysfunction, through Lilly ICOS. We are working to develop treatments for serious unmet medical conditions such as chronic obstructive pulmonary disease (COPD), benign prostatic hyperplasia (BPH), cancer and inflammatory diseases.

Cialis (tadalafil)

Cialis is being prescribed around the world for patients with erectile dysfunction. Cialis is being marketed by Lilly ICOS, which has rights to commercialize Cialis in North America and Europe. Lilly has exclusive rights to market Cialis in the remainder of the world, and pays royalties to Lilly ICOS, equal to 20% of net sales, in those territories. Cialis is currently available in approximately 100 countries worldwide.

Recently, Lilly ICOS initiated a Phase 2 clinical study of tadalafil to treat patients with BPH. Preclinical data in human tissue show that tadalafil, a PDE5 inhibitor, may cause a relaxation of the smooth muscle within the prostate, which has the potential to relieve urinary symptoms that are common in men as they age. An estimated 6 million men in the U.S. and Europe are currently receiving drug treatment for BPH.1

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

General

Our results of operations may vary significantly from period to period. Operating results will depend on, among other factors, the timing, cost and success of new product launches by ICOS or its affiliates, competition for our or our affiliates’ products, the timing of expenses, continued funding by collaboration partners, and the timing and progression of research, development, marketing and sales activities. We may experience significant fluctuations in collaboration revenue from related parties (cost reimbursement revenue), revenue from licenses of technology and contract manufacturing revenue. Cost reimbursement revenue will vary depending upon the timing and amount of marketing and sales activities, the extent and timing of research and development collaboration activities, and our level of participation in those activities. Revenue from licenses of technology will vary as a result of (i) the nature and extent of product collaboration and other licensing transactions, (ii) the timing of milestone payments, and (iii) changes in estimated development costs and/or expected completion dates, which depend on the success of clinical studies and other research and development efforts. Contract manufacturing revenue may fluctuate depending upon our needs to manufacture our own internal product candidates, our ability to attract third parties to utilize any remaining manufacturing capacity and the particular terms of the manufacturing agreements. Changes in joint venture collaboration activities, including both research and development programs and activities associated with commercialized products, are subject to the joint oversight of the collaborating parties, and could cause the amount of affiliate losses to fluctuate significantly from period to period. Additionally, overall growth in market demand for erectile dysfunction drugs, and our ability to capture and retain increased market share, will significantly affect Lilly ICOS’ revenues and profitability from Cialis.

Net Loss

We reported a net loss of $26.6 million ($0.42 per share) for the three months ended September 30, 2004, compared to a net loss of $39.3 million ($0.63 per share) for the three months ended September 30, 2003. We reported a net loss of $164.8 million ($2.60 per share) for the nine months ended September 30, 2004, compared to a net loss of $91.3 million ($1.46 per share) for the nine months ended September 30, 2003.

Revenue

Total revenue for the third quarter of 2004 was $19.7 million, compared to $12.1 million for the third quarter of 2003. Total revenue for the first nine months of 2004 was $54.2 million, compared to $45.9 million for the first nine months of 2003.

Cost reimbursement revenue totaled $14.0 million in the third quarter of 2004, compared to $5.3 million in the third quarter of 2003, and was $42.7 million for the first nine months of 2004, compared to $13.3 million for the first nine months of 2003. The 2004 increases, for both periods, reflect higher revenue from Lilly ICOS, primarily reimbursement of costs associated with our sales force promoting Cialis in the United States, which was initially deployed late in the 2003 third quarter. Cost reimbursement revenue in the first nine months of 2003 included amounts associated with our terminated Pafase® (rPAF-AH) and endothelin receptor antagonist programs.

We have not recognized any revenue from licenses of technology in 2004. In the first nine months of 2003, we recognized approximately $22.0 million of technology license fee revenue in conjunction with our reacquisition of sole development rights to the LFA-1 antagonist program.

Contract manufacturing revenue was $5.8 million in the third quarter of 2004, compared to $6.8 million in the third quarter of 2003, and was $11.5 million for the first nine months of 2004, compared to $10.6 million for the first nine months of 2003. The 2004 third quarter decrease is primarily due to the nature and timing of services provided under third-party manufacturing contracts. The year-to-date increase reflects greater utilization of manufacturing capacity for third-party contracts.

Operating Expenses

Total operating expenses were $35.6 million in the third quarter of 2004, compared to $34.9 million in the third quarter of 2003. Total operating expenses were $104.0 million for the first nine months of 2004, compared to $95.8 million for the first nine months of 2003.

Research and development. Research and development expenses decreased $0.7 million from the third quarter of 2003, to $17.9 million in the third quarter of 2004. Research and development expenses decreased $14.1 million from the first nine months of 2003, to $52.7 million for the first nine months of 2004. These decreases were primarily due to discontinuation of certain clinical programs in 2003 and early 2004, partially offset by increased costs related to activities associated with IC485 and incremental Lilly ICOS research and development activities being performed by ICOS personnel in 2004.

The following table provides information regarding our research and development expenses, by project, for the three and nine months ended September 30, 2004 and 2003:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Cialis (tadalafil)	$3,379	$1,758	$9,766	$4,728
IC485	3,899	2,266	8,522	7,316
Discontinued clinical projects:
RTX® (resiniferatoxin)	—	2,581	1,299	7,494
IC14	23	1,926	352	6,066
IC747	—	201	—	4,043
Endothelin receptor antagonists	—	—	—	1,245
Pafase	—	—	—	1,693
Indirect clinical costs	1,221	1,661	4,539	6,450
Discovery and preclinical research	9,411	8,220	28,245	27,835

Total research and development expenses	$17,933	$18,613	$52,723	$66,870

Through September 30, 2004, cumulative research and development expenditures for IC485 were $35.0 million. Because of the uncertainties of clinical research and development, at this time we are unable to provide estimates of project completion dates, the timing of future research and development efforts and the costs of completing research and development for IC485.

Marketing and selling. Marketing and selling expenses increased $1.6 million from the third quarter of 2003, to $9.8 million in the third quarter of 2004. Marketing and selling expenses increased $19.4 million from the first nine months of 2003, to $29.7 million in the first nine months of 2004. These increases reflect costs associated with our U.S. sales force promoting Cialis. Third quarter 2003 costs primarily reflect activities related to the recruitment, training and initial deployment of our sales force.

Cost of contract manufacturing. Contract manufacturing expenses decreased $1.0 million from the third quarter of 2003, to $3.6 million in the third quarter of 2004, and increased $1.5 million from the first nine months of 2003, to $9.1 million in the first nine months of 2004. The 2004 third quarter decrease is primarily due to the nature and timing of services provided under third-party manufacturing contracts. The year-to-date increase reflects greater utilization of manufacturing capacity for third-party contracts.

General and administrative. General and administrative expenses were $4.2 million in the third quarter of 2004, compared to $3.4 million in the third quarter of 2003, and were $12.4 million in the first nine months of 2004, compared to $10.9 million in the first nine months of 2003. General and administrative expenses consist primarily of costs associated with corporate support functions, general management and other activities not related to research and development, marketing and sales or contract manufacturing.

Equity in Losses of Lilly ICOS

In the third quarter of 2004, our equity in losses of Lilly ICOS totaled $10.5 million, compared to $16.9 million in the third quarter of 2003. For the first nine months of 2004, our equity in losses of Lilly ICOS totaled $114.9 million, compared to $58.5 million for the first nine months of 2003. Lower Lilly ICOS losses in the third quarter of 2004 reflect continued revenue growth from sales of Cialis around the world, partially offset by higher 2004 sales and marketing costs associated with launches of Cialis in the United States, Canada and Mexico. Cialis was launched in Europe beginning in February 2003, became available in Mexico in August 2003, and was introduced in Canada and the United States in November 2003. The 2004 year-to-date increase is primarily due to sales and marketing costs associated with Lilly ICOS’ launches of Cialis in the United States, Canada and Mexico. See Lilly ICOS Results of Operations below.

Interest Expense

In the third quarter and first nine months of 2004, we incurred $1.7 million and $5.1 million, respectively, of interest expense on $278.7 million of 2% convertible subordinated notes, issued in June and July 2003. In both the third quarter and first nine months of 2003, we incurred $1.9 million of interest expense on our convertible notes.

Gain on Sale of Partnership Interests

In April 2003, we recognized a $10.0 million gain upon the sale of our partnership interests in ICOS-TBC to Encysive Pharmaceuticals, Inc.

Interest and Other Income

Interest and other income was $1.4 million in the third quarter of 2004, compared to $2.3 million in the third quarter of 2003, and $4.9 million in the first nine months of 2004, compared to $8.3 million in the first nine months of 2003. The 2004 third quarter decrease primarily reflects lower average balances during the period, partially offset by higher average interest rates earned. The year-to-date decrease reflects lower average interest rates earned in the first nine months of 2004, partially offset by higher average balances during the 2004 period. Interest and other income for the first nine months of 2003 also included $1.2 million in gains on the sale of investment securities realized in the 2003 first quarter.

Lilly ICOS Results of Operations

Cialis is being manufactured and marketed, in North America and Europe, by Lilly ICOS. Lilly markets Cialis elsewhere in the world, and pays royalties, to Lilly ICOS, equal to 20% of net sales in those territories.

For the three months ended September 30, 2004, Lilly ICOS reported a net loss of $21.4 million, compared to a net loss of $33.9 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, Lilly ICOS reported a net loss of $230.6 million, compared to a net loss of $117.1 million for the nine months ended September 30, 2003. Worldwide net product sales of Cialis for the three and nine month periods ended September 30, 2004 and 2003 were as follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Lilly ICOS Territories:
United States	$70.2	$—	$153.8	$—
Europe*	43.5	26.1	125.1	64.6
Canada and Mexico	9.3	2.3	24.1	2.3

Total Lilly ICOS	123.0	28.4	303.0	66.9
Lilly Territories	31.1	21.8	96.6	42.2

Worldwide Total	$154.1	$50.2	$399.6	$109.1

*	Austria, Belgium, Denmark, Finland, France, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

Total Lilly ICOS revenue for the third quarter of 2004 was $129.2 million, compared to $32.8 million for the third quarter of 2003. Total Lilly ICOS revenue for the first nine months of 2004 was $322.3 million, compared to $75.4 million for the first nine months of 2003. Revenue for the 2004 third quarter included $6.2 million in royalties on Cialis sales reported by Lilly, compared to $4.4 million in royalties for the third quarter of 2003. Revenue for the first nine months of 2004 included $19.3 million in royalties, compared to $8.4 million in royalties for the first nine months of 2003. The 2004 increases in revenue, for both the quarter and year-to-date, reflect the global expansion of Cialis availability, from introduction in Europe, Australia and New Zealand in February 2003, to approximately 100 countries worldwide at September 30, 2004.

Total expenses were $150.6 million in the third quarter of 2004, compared to $66.7 million in the third quarter of 2003. Total expenses were $553.0 million in the first nine months of 2004, compared to $192.4 million in the first nine months of 2003.

Cost of sales increased $7.4 million from the third quarter of 2003, to $10.2 million in the third quarter of 2004, and $19.2 million from the first nine months of 2003, to $25.7 million in the first nine months of 2004. As a percent of net product sales, cost of sales was 8.3% in the third quarter of 2004, compared to 9.9% in the third quarter of 2003, and 8.5% in the first nine months of 2004, compared to 9.8% in the first nine months of 2003. The decrease in cost of sales, as a percentage of product sales, is due to the change in the overall geographic sales mix.

Selling, general and administrative expenses increased $74.1 million from the third quarter of 2003, to $123.2 million in the third quarter of 2004. Selling, general and administrative expenses increased $336.0 million from the first nine months of 2003, to $476.1 million in the first nine months of 2004. The increases are primarily due to 2004 sales and marketing costs associated with the timing of launches of Cialis in the United States, Canada and Mexico.

Research and development expenses were $17.2 million in the third quarter of 2004, compared to $14.7 million in the third quarter of 2003, and were $51.1 million in the first nine months of 2004, compared to $45.8 million in the first nine months of 2003.

Financial Guidance

We presently expect that ICOS Corporation’s 2004 net loss will be within the following ranges:

•	Fourth Quarter: $28 million ($0.44 per share) to $38 million ($0.59 per share);

•	Full Year: $193 million ($3.04 per share) to $203 million ($3.20 per share).

We expect Lilly ICOS’ net loss to be in the range of $20 million to $35 million for the 2004 fourth quarter, and $250 million to $265 million for the 2004 full year.

Liquidity and Capital Resources

At September 30, 2004, we had cash, cash equivalents, investment securities and associated interest receivable of $296.9 million, compared to $469.5 million at December 31, 2003. The decrease primarily reflects cash used in our operations and to fund our capital contributions to Lilly ICOS.

We used $47.5 million in cash for operating activities during the first nine months of 2004, compared to $67.2 million during the first nine months of 2003. The change in operating cash flow reflects higher cost reimbursements collected in 2004, partially offset by higher cash operating expenses, including interest, in 2004.

We used $135.5 million in cash for investing activities during the first nine months of 2004, compared to generating $83.9 million from investing activities in the first nine months of 2003. Cash used for investing activities in the first nine months of 2004 included a $9.5 million net increase in our investment portfolio, compared to a $147.4 million net decrease in our investment portfolio during the first nine months of 2003. The increase in our investment portfolio in 2004 reflects conversion of cash equivalents held at the end of the prior year into investments with slightly longer maturities. Investing outflows in the first nine months of 2004 included $127.9 million of affiliate capital contributions, compared to $64.8 million of affiliate capital contributions in the first nine months of 2003. Cash inflows from investing activities in 2004 and 2003 also included $6.0 million and $4.0 million, respectively, in proceeds associated with the sale of our partnership interests in ICOS-TBC.

We generated $5.9 million in cash proceeds from stock options in the first nine months of 2004, for 0.5 million shares of our common stock, compared to $7.5 million in the first nine months of 2003, for 0.8 million shares of our common stock. Financing cash inflows for the first nine months of 2003 also included (i) approximately $269.9 million of net proceeds from the private placement of convertible subordinated notes and (ii) $4.3 million in borrowings under a line of credit with Biogen, which were subsequently forgiven.

Our existing cash and cash equivalents, investment securities, interest income from our investments, cash flow from other operating activities, including anticipated payments from Lilly ICOS and cash flow from potential future collaborations, may be sufficient to fund our future operations over the next few years. However, in view of the early stage of the commercialization of Cialis in North America and Europe, our ongoing research and development efforts, and potential expansion of our operations through in-licensing or other means, it is possible that we may need to seek additional financing sometime over that period. Additional financing may not be available when we need it or may be unavailable on acceptable terms. If we are unable to raise additional funds when we need them, we may be required to delay, scale back or eliminate expenditures for some of our marketing and selling activities or our research and development programs, or grant rights to third parties to develop and market product candidates that we would prefer to develop and market on our own.

Our future cash requirements will depend on various factors which, to some extent, are beyond our control, including:

•	the successful commercialization of Cialis throughout the world, including territories where Lilly has exclusive marketing rights;

•	funding levels for research and development programs, including continued funding from our collaboration partner Lilly;

•	the results, timing and extent of preclinical and clinical studies;

•	the time and costs involved in filing and prosecuting patents and enforcing and defending patent claims;

•	the regulatory process in the U.S. and other countries;

•	acquisitions of products, technologies or businesses, if any;

•	relationships with research and development collaborators;

•	capital contributions to our affiliates;

•	competing technological and market development activities; and

•	the time and costs of manufacturing, scale-up and commercialization activities.

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

In the future, we may pursue new growth opportunities in a variety of ways including, but not limited to, internal discovery and development of new products, entering into joint development collaborations, in-licensing of products and technologies and/or merger or acquisition of companies with desirable products and/or technologies. Expansion of our operations will increase our future operating expenses. Furthermore, we may need to make incremental expenditures for additional laboratory, production and office facilities to accommodate the activities and personnel associated with these increased development and commercialization efforts. Any of these activities may require substantial capital investment.

Important Factors Regarding Forward-Looking Statements

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “should” or “will” or the negative of such terms or other comparable terminology. Forward-looking statements are only predictions that provide our current expectations or forecasts of future events. In particular, forward-looking statements include:

•	information concerning possible or assumed future results of operations, trends in financial results and business plans;

•	statements about financial guidance;

•	statements about our product development schedule and the potential success of our research and development efforts;

•	statements about our expectations regarding regulatory approvals for any of our product candidates;

•	statements about our potential or prospects for future product sales;

•	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues and operating expenses;

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments and financing proceeds to meet future capital and operating requirements;

•	statements about the outcome of contingencies, such as legal proceedings;

•	other statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical fact.

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

We have incurred significant operating losses since we began operations in 1990. As of September 30, 2004, we had an accumulated deficit of $754.3 million. We currently do not expect to achieve profitability, on a quarterly basis, for at least two years. Even if we do become profitable, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis. We anticipate that operating expenses will increase in the future as we continue development of our potential products, seek to obtain necessary regulatory approvals and manufacture and market these product candidates. Directly, and through Lilly ICOS, we expect to continue to incur substantial marketing and other expenses related to commercializing Cialis in the United States, Europe, Mexico and Canada. We may be unable to generate sufficient revenues from Cialis and other products to achieve and maintain profitability. Overall growth in market demand for erectile dysfunction drugs, and our ability to capture and retain increased market share, will significantly affect Lilly ICOS’ revenues and profitability from Cialis.

Our operating results are subject to fluctuations that may cause our stock price to decline.

Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenue is unpredictable and may fluctuate due to many factors, some of which we cannot control. For example, factors affecting our revenues presently or in the future could include:

•	timing of non-recurring license fees and the achievement of milestones under new and existing license and collaborative agreements;

•	timing and success of product launches;

•	level of demand for our products, including changes in physician prescribing habits;

•	changes in wholesaler buying patterns;

•	changes in reimbursement rates or policies;

•	government regulation;

•	increased competition for new or existing products;

•	level of our contract manufacturing for third parties;

•	fluctuations in foreign currency exchange rates;

•	changes in our product marketing, selling and pricing strategies and programs; and

•	inability to provide adequate supply of our products.

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

The success of Cialis depends, in large part, on the promotion, sales and marketing activities of our partner, Lilly. Similarly, the success of our potential products in development could depend on our ability to arrange for the assistance of third-parties.

Through Lilly ICOS, we and Lilly have joint responsibility for the promotion, sale and distribution of Cialis in North America and Europe. In addition, Lilly has promotion, sales and distribution rights to Cialis for the other parts of the world, with royalties to be paid to Lilly ICOS. We believe that, for Cialis to be widely adopted, the efforts of a sizeable, experienced pharmaceutical sales force and marketing staff are needed. We have relied, and expect to continue to rely heavily on Lilly for promotion, sales and marketing of Cialis, even with respect to our joint responsibilities, because we have limited staff, capabilities and experience in these areas, and we may or may not be capable of independently fulfilling our responsibilities. If Lilly fails to devote appropriate resources to promote, sell and distribute Cialis, sales of Cialis could be reduced. In addition, if Lilly breaches or terminates its agreement with us, or otherwise fails to conduct its activities related to Cialis in a timely manner, sales of Cialis could be delayed, reduced or become substantially more costly for us to achieve. Similarly, without the assistance of a third-party, we may be unable to establish marketing, sales and distribution capabilities necessary to successfully commercialize our potential products. In addition, co-promotion or other marketing arrangements with others to commercialize potential products could significantly limit the revenues we derive from these potential products, and these parties may likewise fail to commercialize our potential products successfully.

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

Cialis and our potential products, if approved and commercialized, compete or will compete against well-established existing therapeutic products or treatments. For example, Pfizer Inc. has already successfully commercialized Viagra® (sildenafil citrate), a PDE5 inhibitor that competes with our product, Cialis. Also, Bayer AG, together with its marketing partner GlaxoSmithKline, began marketing Levitra® (vardenafil HCl) in the United States in August 2003. In September 2004, Bayer announced that, in the United States and Puerto Rico, Schering-Plough Corporation will undertake, on behalf of Bayer, the U.S. commercialization activities for Levitra under Bayer’s co-promotion agreement with GlaxoSmithKline. Pfizer, Bayer AG and GlaxoSmithKline have invested substantial resources in marketing their PDE5 inhibitor products, and we would anticipate that they, together with Schering-Plough, would continue their efforts to aggressively compete in this market. In addition, a number of pharmaceutical and biotechnology companies are currently developing new products targeting the same diseases and medical conditions that we target.

Our competitors include pharmaceutical companies, biotechnology companies, academic and research institutions and government agencies. Many of these organizations, including those named in the preceding paragraph, have substantially more experience and more capital, research and development, regulatory, manufacturing, sales, marketing, human and other resources than we do. Furthermore, other pharmaceutical companies have been consolidating, which has increased their resources and concentrated valuable intellectual property assets. As a result, our competitors may:

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

Any failure to receive the regulatory approvals necessary to commercialize our product candidates could severely harm our business. Our product candidates are subject to extensive and rigorous government regulation. For example, the FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. Our products marketed abroad are also subject to extensive regulation by foreign governments. Except for Cialis, none of our product candidates has been approved for sale in any country. In addition, we have only limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain such approvals.

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

We do not have facilities to manufacture small molecule products, such as Cialis, and we do not have sufficient manufacturing capacity to manufacture biological product candidates in quantities necessary for commercial sale. In addition, our manufacturing capacity may be inadequate to complete all clinical studies contemplated by us over time. We intend to rely significantly on contract manufacturers, including collaboration partners, to produce large quantities of drug material needed for clinical studies and commercialization of Cialis and our potential products. Cialis is currently manufactured by Lilly. We will have to depend on contract manufacturers to deliver materials on a timely basis and to comply with regulatory requirements, including Good Manufacturing Practices, or GMP, regulations enforced by the FDA through its facilities inspection program. Contract manufacturers may be unable to meet our needs with respect to timing, quantity or quality of materials, and may fail to satisfy applicable regulatory requirements with respect to the manufacture of these materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our revenues and potential profitability may be lower. For example, our ability to satisfy demand for our products could be reduced, which could adversely affect our operating results. Further, our clinical studies may be delayed, which would delay the submission of product candidates for regulatory approval and the market introduction and subsequent commercialization of our potential products.

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

For example, on October 22, 2002, the U.S. Patent and Trademark Office (PTO) issued to Pfizer a “method of use” U.S. Patent No. 6,469,012. Later that day, Pfizer filed a lawsuit in United States District Court for the District of Delaware against ICOS, Lilly and Lilly ICOS alleging that the marketing of Cialis would infringe this patent. In September 2003, the PTO ordered the reexamination of U.S. Patent No. 6,469,012. The reexamination process is provided for by law and requires the PTO to consider the validity of the patent based on substantial new questions of patentability raised by the PTO. In October 2003, ICOS, Lilly ICOS and Lilly filed a motion for a stay with the District Court to suspend the patent infringement lawsuit, pending the outcome of the reexamination. In November 2003, the judge granted the requested stay. We believe that Pfizer’s lawsuit lacks merit and intend to vigorously pursue our defenses.

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

Additionally, we may have to resort to costly and time-consuming proceedings and litigation to determine the validity or scope of the proprietary rights of others. For example, we, Lilly and eleven other companies were involved in an opposition proceeding in the European Patent Office in which we opposed a patent previously granted by the European Patent Office to Pfizer. This patent (EP702555) is a “method of use” patent related to U.S. Patent No. 6,469,012 subsequently granted to Pfizer in the United States. Although the opposition proceeding was successful before the Opposition Division of the European Patent Office, which, in July 2001, revoked all of the claims, Pfizer has appealed, and the appeal is scheduled to be heard in the first quarter of 2005. Pfizer’s European patent had been nationalized by Pfizer in most European countries. Lilly ICOS brought suits challenging the patent in several of these countries. Generally, these cases have been stayed pending the appellate decision in the opposition proceeding before the European Patent Office. The resolution of the European Patent Office appeal and pending or subsequent litigation in the various European countries could take years. If Pfizer’s patent were not ultimately revoked by the European Patent Office or by the courts in European countries, we might be subject to litigation by Pfizer in Europe, prohibited from marketing Cialis for the treatment of erectile dysfunction in some European countries, or required to enter into license agreements to market Cialis in Europe. We cannot assure you that such agreements would be available on commercially reasonable terms, if at all.

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

Our business does not currently generate the cash needed to finance our operations. We will require substantial financial resources to continue to market and sell Cialis and to conduct the time-consuming and costly research, preclinical development, clinical studies, manufacturing, regulatory, and sales and marketing activities necessary to commercialize our potential products. We may need to seek additional financing through public or private sources, including equity or debt financings, and through other alternatives, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements. Financing may, however, be unavailable when we need it or be unavailable on acceptable terms. If we raise additional funds by issuing common stock or convertible debt securities, the percentage ownership of our existing stockholders could be reduced. Any debt or equity securities that we issue may have rights superior to those of our common stock. We may also issue debt that has rights superior to those of the holders of our convertible subordinated debt. If we are unable to raise additional funds when we need them, we may be required to delay, scale back or eliminate expenditures for some of our marketing and selling activities or our research and development programs, or grant rights to third parties to develop and market product candidates that we would prefer to develop and market on our own. If we are required to grant such rights, the ultimate value of these product candidates to us may be reduced.

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

Our research and development activities involve the controlled use of chemicals, viruses, radioactive compounds and other hazardous materials. If an accident involving these materials were to occur, we could be held liable for any resulting damages, which liability could exceed our resources. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and certain waste products. We cannot eliminate the risk of accidental contamination or injury from these materials.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2004, our financial instruments include, among other items, cash, cash equivalents, marketable investment securities and convertible subordinated debt. We do not use derivative financial instruments in our investment portfolio. Our exposure to market risk for changes in interest rates relates primarily to our marketable investment securities and convertible subordinated debt. Because of the relatively short maturities of our investments, we do not expect interest rate fluctuations to materially affect the aggregate value of our financial assets. The fair value of our convertible subordinated debt is expected to change, to a small extent, inversely to changes in interest rates. More importantly, however, the fair value of our convertible subordinated debt is expected to change as our stock price changes. The fair value of our convertible subordinated debt was $217.9 million at September 30, 2004, with a carrying amount of $278.7 million at that date.

ITEM 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, have concluded that, as of that date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated by our management, to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls. During the third quarter of 2004, the Company completed implementation of a new financial and accounting information system. The implementation of this new system has resulted in a number of new processes, and modifications to existing processes, necessary to record the underlying transactions summarized in the Company’s financial statements. As such, the Company’s internal controls over financial reporting have been modified to encompass these new processes. We identified no other changes in our internal controls over financial reporting during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings

In connection with the opposition proceeding related to Pfizer’s European method-of-use patent (EP702555), the Technical Board of Appeal of the European Patent Office has scheduled a February 2005 hearing for Pfizer’s appeal. See also Part 1, Item 3 of our report on Form 10-K for the year ended December 31, 2003.

ITEM 6. Exhibits

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

ICOS CORPORATION

Date: November 4, 2004	By:	/S/ MICHAEL A. STEIN
Michael A. Stein
Vice President and Chief Financial Officer
(Principal Financial Officer)