Form 10-K
period 2004-12-31
ICOS CORP / DE
filed 2005-03-14
CIK 874294

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-19171

ICOS Corporation

(Exact name of registrant as specified in its charter)

Delaware	91-1463450
(State of incorporation)	(I.R.S. Employer Identification No.)

22021-20th Avenue S.E.

Bothell, Washington 98021

(425) 485-1900

(Address, including zip code, and telephone number, including area code, of

Principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).   Yes ☒     No ☐

State the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2004. $1,894,269,071

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of January 31, 2005.

Title of Class	Number of Shares
Common Stock, $.01 par value	63,790,490

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2005, are incorporated by reference in Part III of this Form 10-K.

ICOS CORPORATION

*	Not Applicable

PART I

Item 1.	Business

Overview

ICOS Corporation, a biotechnology company headquartered in Bothell, Washington, is dedicated to bringing innovative therapeutic products to patients. We are marketing our first product, Cialis® (tadalafil), for the treatment of erectile dysfunction, through Lilly ICOS LLC (Lilly ICOS), our joint venture with Eli Lilly and Company (Lilly). We are working to develop and commercialize treatments for serious unmet medical conditions such as chronic obstructive pulmonary disease (COPD), benign prostatic hyperplasia (BPH), cancer and inflammatory diseases.

Over the years, we have established collaborations with pharmaceutical and biotechnology companies to enhance our internal development capabilities, to acquire rights to additional product candidates and to offset a substantial portion of the financial risk of developing individual product candidates. In each case, we acquired or retained substantial rights to the product candidates covered by the collaborations. These rights are intended to provide us with the opportunity to participate in a significant portion of the potential economic benefit from successful development and commercialization. Our most significant ongoing collaboration is Lilly ICOS. We expect to establish additional collaborations with pharmaceutical and biotechnology companies in the future.

Business Strategy

Our objective is to become a leading biopharmaceutical company focused on the discovery, development and commercialization of innovative drugs.

Successfully commercializing Cialis in the United States, Europe and other countries.    With the United States Food and Drug Administration’s (FDA) 2003 approval of Cialis for erectile dysfunction, and subsequent Cialis product launch in the United States, we have succeeded in bringing our first product to the commercial market on a worldwide basis. Through sales and marketing efforts with Lilly, we intend to aggressively increase awareness of the unique benefits of Cialis, as we expand our position in the large and growing erectile dysfunction market.

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

Forming strategic collaborations.    We have established, and intend to continue to establish, collaborations with pharmaceutical and other biotechnology companies to enhance the development of product candidates. These collaborations enable us to retain a significant portion of the potential economic benefit, while offsetting a substantial portion of the financial risk, of developing product candidates. We believe collaborations generally enable us to develop a greater number of product candidates than otherwise would be possible and also provide us with access to a broader range of scientific and commercial capabilities through our collaborative partners.

Expanding our intellectual property portfolio.    We intend to continue to aggressively pursue protection of our proprietary technology and other intellectual property. We believe that establishing a strong proprietary position could provide an important competitive advantage in our target markets. We have applied, and are applying, for patents for Cialis, our product candidates and unique aspects of our technologies, in the United States and in other countries.

Cialis

Our first commercial product, Cialis, is being prescribed around the world for patients with erectile dysfunction. Cialis is being manufactured and marketed by Lilly ICOS, which has rights to commercialize Cialis in North America and Europe. In the context of Lilly ICOS territories, North America includes the United States, Canada and Mexico. Europe includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom. Lilly has exclusive rights to market Cialis in all other parts of the world, and pays royalties to Lilly ICOS equal to 20% of net sales in those territories.

During the first quarter of 2003, Lilly ICOS launched Cialis in Europe, followed by additional launches later in the year in North America. Cialis became available for the treatment of erectile dysfunction in Mexico, in August 2003, and in the United States and Canada in November 2003. As of December 31, 2004, Cialis is available in approximately 100 countries.

Cialis is an oral inhibitor of the phosphodiesterase type 5 enzyme (PDE5). Lilly ICOS has conducted approximately 110 clinical studies, involving more than 15,000 human subjects, in evaluating Cialis for the treatment of erectile dysfunction. Efficacy studies demonstrated that Cialis both improved a patient’s ability to attain and maintain an erection sufficient for sexual intercourse and significantly increased the percentage of successful sexual attempts. Clinical studies further demonstrated that Cialis is effective up to thirty-six hours after taking the drug and may work as early as thirty minutes after dosing. We believe that the drug’s duration and the ability to take the drug without regard to food allows men and their partners more freedom and spontaneity to choose the right moment for sexual activity.

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

Current Treatment.    Until 1998, treatments for erectile dysfunction were primarily limited to the use of injectables, vacuum pumps and prostheses, which are inconvenient and unpleasant options that had limited the size of the treated population. With the introduction, in 1998, of Viagra® (sildenafil citrate), which also inhibits PDE5, millions of men were motivated for the first time to acknowledge their affliction and seek treatment. In 2003, Bayer AG, together with its marketing partners, introduced Levitra® (vardenafil HC1) as an alternative treatment for erectile dysfunction. We believe that less than 10% of the world’s male population who could benefit from orally administered treatment for erectile dysfunction are currently undergoing treatment.

Research and Development Pipeline

We are studying and developing product candidates targeting a variety of serious diseases and medical conditions, as summarized in the following paragraphs.

Clinical Programs

Tadalafil – Benign Prostatic Hyperplasia (BPH) Clinical Application

Tadalafil is a small molecule compound that inhibits PDE5, which then increases cyclic GMP levels and consequently may cause relaxation of the smooth muscle within the prostate.

Background.    BPH is an additional indication being evaluated for tadalafil. Benign enlargement of the prostate gland can cause a number of troublesome urinary tract symptoms as a man ages. The prostate gland exerts pressure upon the urethra, the passageway for urine leaving the bladder. The symptoms of BPH include difficulty initiating urination, straining to pass urine, frequent urination, repeated awakening at night to urinate, incomplete emptying of the bladder, and even the inability to urinate. More than half of men over age 50 have symptoms caused by BPH.

Current Treatment.    Currently, alpha blockers and 5-alpha-reductase inhibitors separately and in combination are used to treat BPH. Other treatments include transurethral microwave heat treatment, transurethral needle ablation, stents and surgery. BPH is a competitive market with several approved drugs.

Potential Treatment by Tadalafil.    Preclinical data in human tissue show that tadalafil has the potential to relieve urinary symptoms that are common in men as they age.

Development Status.    Lilly ICOS initiated a Phase 2 clinical study of tadalafil to treat patients with BPH during the fourth quarter of 2004 and expects results late in 2005.

IC485 – Chronic Obstructive Pulmonary Disease (COPD) Clinical Application

IC485 is an orally administered, small molecule inhibitor of the phosphodiesterase type 4 enzyme, (PDE4). PDE4s degrade the secondary cell messenger, cyclic adenosine monophosphate (cAMP), which is involved in signal transduction in a variety of cellular processes. Increases in the levels of cAMP, through the inhibition of PDE4s, may result in a reduction of inflammatory processes (such as the suppressed production of the pro-inflammatory cytokine tumor necrosis factor alpha) which are associated with disease states such as chronic obstructive pulmonary disease (COPD).

Background.    COPD is under consideration as the primary clinical application for IC485. According to the U.S. Centers for Disease Control and Prevention, a national health survey suggests that as many as 24 million people in the United States may be affected by COPD.

Current Treatment.    COPD is currently treated with bronchodilators (short and long acting beta 2 antagonists and anti-cholinergics), corticosteroids and theophylline. However, these drugs have been of limited benefit in treating the disease. Abstinence from smoking may result in a reduction in the rate of lung function decline in patients with COPD.

Potential Treatment by IC485.    Clinical efficacy has been reported with PDE4 inhibitors in patients with inflammatory conditions, such as asthma and COPD. Clinical benefits in rheumatoid arthritis and Crohn’s disease have also been observed with approved therapies that target TNF-alpha, an inflammatory mediator. Historically, drugs that have targeted PDE4 have induced side effects such as nausea, vomiting and sedation, thereby limiting their clinical utility. These drugs also suppress the production of TNF-alpha. We have demonstrated efficacy in preclinical models of rheumatoid arthritis and a lung injury model related to the pathology of COPD. In preclinical studies of IC485, vomiting and sedation were not observed over a range of doses that inhibited TNF-alpha production, demonstrating the potential utility of this product candidate.

Development Status.    Patient enrollment has been completed in a Phase 2 study evaluating IC485 for patients with COPD. Clinical results are expected to be announced within the next two months.

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

Program	Target Indication	Status
Cell cycle checkpoint/DNA repair inhibitors	Cancer	Preclinical
Lipid and protein kinase inhibitors	Cancer, inflammatory (autoimmune) diseases	Preclinical
Other phosphodiesterase inhibitors	Multiple diseases	Preclinical
Cell adhesion molecule antagonists (including LFA-1)	Cardiovascular, autoimmune, inflammatory and fibrotic diseases	Preclinical
Novel antibiotics	Infectious diseases	Preclinical
Monoclonal antibodies	Cancer	Preclinical
Chemokine receptor antagonists	Allergic inflammatory diseases	Research

In the status column of the foregoing table: “Preclinical” indicates evaluation of lead or preferred compounds or antibodies for safety, pharmacology and proof of efficacy in non-human animal models; and “Research” indicates the identification process for compounds or antibodies for which activity in target human biological assay systems has been demonstrated in laboratory tests, but which have not yet been tested in non-human animal models of specific human diseases.

Cell Cycle Checkpoint/DNA Repair Inhibitors

Resistance of tumor cells to radiation or chemotherapy is due in part to cellular enzymes collectively termed cell cycle checkpoint/DNA repair enzymes. These enzymes are proteins that recognize and repair potentially lethal defects in cellular DNA introduced by radiation or chemotherapeutic agents. In preclinical tests, we are currently evaluating and optimizing lead compounds that inhibit key enzymes involved in this process. We are assessing these compounds, as well as those that target lipid and protein kinases, for their ability to selectively increase the sensitivity of tumors versus normal tissue to radiation or chemotherapeutic agents, thereby enhancing the success and minimizing the toxic effects of conventional treatments for many different types of tumors.

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

Lipid and Protein Kinase Inhibitors

Certain lipid and protein kinases are enzymes that regulate activation of white blood cell types that participate in inflammatory and degenerative diseases such as autoimmune disorders, chronic obstructive pulmonary disease and osteoporosis. We are currently evaluating, in preclinical studies, small molecule inhibitors of a kinase involved in white blood cell activation. Autoimmune disorders, a large group of clinically important diseases, occur when the immune system confuses normal tissue with invading foreign material and attacks itself, causing tissue destruction. The triggers that cause this process are many, but the net result is that white blood cells are activated and a robust immune response ensues against normal tissue. In preclinical studies, we are testing our kinase inhibitors, including those targeting p110 delta, for their ability to quell an autoimmune response.

Other Phosphodiesterase Inhibitors

In addition to studying PDE4 and PDE5, the targets for IC485 and Cialis (tadalafil), respectively, we are also conducting preclinical evaluations of inhibitors that selectively target other distinct members of the phosphodiesterase family of enzymes. These enzymes collectively regulate many bodily functions. Drugs targeted to individual enzymes impact specific bodily functions associated with the cardiovascular, urinary and nervous systems. We are currently evaluating inhibitor compounds in preclinical models of urinary incontinence.

Cell Adhesion Molecule Antagonists

Efforts are underway to develop small molecule antagonists that target several different cell adhesion molecules. These adhesion proteins are expressed on the surface of white blood cells and function as both regulators of cell movement and of cell signaling. Depending on which cell adhesion pathway is affected, these drugs can target inflammatory diseases, including psoriasis; fibrotic diseases, including degenerative diseases of the lung, liver and kidney; or autoimmune diseases, including rheumatoid arthritis. Our current preclinical studies include the testing of inhibitors in models of inflammatory and fibrotic diseases. Through our medicinal chemistry efforts, we have identified follow-on leukocyte function-associated antigen one (LFA-1) antagonists, with improved properties, which are now in advanced stages of preclinical testing.

Novel Antibiotics

Efforts continue toward the development of lead compounds for a new class of antibiotics. Antibiotic resistant bacterial strains are a growing public health concern, as resistance to currently available drugs is increasing rapidly. Because of the novel nature of the target, these compounds are being evaluated for their activity against antibiotic resistant bacteria. In addition, these drugs may exhibit broad spectrum activity against medically important bacterial strains, as they target a molecular pathway that is shared by nearly all medically relevant bacterial species.

Monoclonal Antibodies

Monoclonal antibodies directed toward target molecules on the surface of tumor cells have been developed as medically and commercially successful anti-cancer drugs. We are in the early stages of preclinical activities in evaluating antibodies that are directed toward several novel cancer targets.

Research Programs

Since our inception, we have placed a strong emphasis on generating novel drug candidates from our own internal research activities and have assembled a highly integrated multidisciplinary research staff which includes:

•	molecular biologists and biochemists who identify new genes or proteins that are either product candidates or targets for product candidates; and

•	medicinal and process chemists, robotics experts, and pharmacologists, toxicologists and pathologists who create, evaluate and optimize new product candidates.

To use our expertise most effectively, we have concentrated our product discovery efforts on specific gene families, including phosphodiesterases, cell adhesion molecules and cell cycle checkpoint enzymes. In each case, we seek first to identify all the members of the family, understand the distribution of each member within the body and, through multiple functional tests, determine which members are most likely to affect human disease in a manner that can lead to therapeutic treatment. Once a given target is linked to an important biological function, such as activation of white blood cells, it is screened by our robotics group against a complex library of small organic molecules, from which lead compounds are identified. These lead compounds are tested against structurally related targets, encoded within the same family of genes and then optimized through repetitive cycles of chemical modification to yield a final product candidate. During the optimization process, our chemists and pharmacologists work together to build other attractive characteristics into the product candidate, such as the capacity to be administered orally and be maintained at appropriate levels in the bloodstream. The advantage of this gene family approach is that the initial efforts that yield a promising product candidate targeting one family member also provide valuable information about how to create product candidates that target other members of the gene family. For example, novel structural information regarding how a small molecule interacts with its target, such as the cell adhesion molecule LFA-1, has been used to identify lead compounds that selectively block the function of other protein targets containing a related structural motif termed “IDAS.” This approach not only provides additional opportunities in other therapeutic areas, but also may markedly reduce the effort required to produce the next product candidate.

Our current discovery research programs are directed toward the discovery of new product candidates, including both compounds and antibodies, for the treatment of various diseases, including allergic and other inflammatory diseases, cancer, cardiovascular diseases, fibrotic diseases and infectious diseases.

Candidates in the research phase of the product identification process are those for which activity in the target human biological assay systems has been demonstrated in laboratory tests. These compounds or antibodies have not yet been tested in non-human animal models of specific human diseases. These include:

•	antagonists of a chemokine receptor that promote the exit of certain white blood cells from the bloodstream to sites of inflammation, which are potentially important in allergic inflammatory diseases such as asthma and skin inflammation;

•	compounds that block the function of other cell adhesion molecules that are potentially important in diseases such as rheumatoid arthritis, asthma and other degenerative diseases of the kidney, liver and lung;

•	lead inhibitors of other members of the PDE family of enzymes, including those that may be involved in regulating diseases of the central nervous system and urological disorders, such as incontinence; and

•	a novel series of compounds directed at DNA repair/Cell Cycle Checkpoint inhibition.

Total research and development expenses were $71.8 million in 2004, $85.8 million in 2003, and $129.4 million in 2002.

Patents and Proprietary Rights

Because of the length of time and expense associated with bringing new products through development and the governmental approval process, pharmaceutical and biotechnology companies have traditionally placed considerable importance on obtaining and maintaining patent protection for significant new technologies, products and processes. We have applied, and are applying, for patents for our product candidates and aspects of our technologies both in the United States and, when appropriate, in other countries. Patents have been issued on many of these applications. We have also obtained rights to various patent applications and patents under licenses with third parties.

Even if we are granted patents by government authorities or obtain them through licensing, there can be no assurance that our patents will provide significant protection, competitive advantage or commercial benefit. The validity and enforceability of patents issued to pharmaceutical and biotechnology companies has proven highly uncertain. For example, legal considerations surrounding the validity of patents in the fields of pharmaceuticals and biotechnology are in transition, and we cannot assure you that the historical legal standards surrounding questions of validity will continue to be applied or that current defenses relating to issued patents in these fields will, in fact, be considered sufficient in the future. In addition, we cannot assure you as to the degree and range of protections any of our patents may afford us or whether patents will be issued. For example, patents which have already been issued to us may be subjected to further governmental review that may ultimately result in the reduction of their scope of protection, and pending patent applications may have their requested breadth of protection significantly limited before being issued, if issued at all. Furthermore, since publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot assure you that we were the first creator of inventions covered by our patents or pending patent applications, or that we were the first to file patent applications for these inventions.

Many pharmaceutical and biotechnology companies and university and research institutions have filed patent applications or already have received patents in our areas of product development. Many of these entities’ applications and patents may be competitive with or conflict with ours, and could prevent us from obtaining patents or could call into question the validity of our existing patents. For example, if a conflicting patent issued to others is upheld in the courts or if a conflicting patent application filed by others is issued as a patent and is upheld, we may be unable to market one or more of our product candidates, or may be required to obtain a license to market those product candidates. To contend with these possibilities, we have entered into license agreements and anticipate entering into additional license agreements in the future with third parties for technologies that may be useful or necessary for the manufacture or commercialization of some of our product candidates. In addition, we are routinely in discussions with commercial entities that hold patents on technology or processes that we may find necessary in order to engage in some of our activities. However, we cannot assure you that these licenses, or any others that we may be required to obtain to market our product candidates, will be available on commercially reasonable terms, if at all, or that we will be able to develop alternative technologies if we cannot obtain required licenses.

To protect our rights to our patents and proprietary information, we may need to litigate against infringing third parties, or avail ourselves of the courts or participate in hearings to determine the scope and validity of our patent rights, such as participation in interference proceedings to determine priority of invention. These types of proceedings are often costly and could be very time-consuming to us, and we cannot assure you that the deciding authorities will rule in our favor. An unfavorable decision could allow third parties to use our technology without being required to pay us licensing fees or may compel us to license needed technologies to avoid infringing third party patent and proprietary rights. In addition, we may be required to defend ourselves in patent suits brought by third parties who seek to enjoin our product development efforts or seek damages for infringement. If we receive an unfavorable judgment on any of these claims, we could be forced to, among other things, alter our operations, pay licensing fees or discontinue developing or marketing one or more of our potential products, as well as incur significant legal expenses. See “Item 3, Legal Proceedings” for a description of our material patent litigation.

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

Cialis

We have several issued U.S. patents and numerous corresponding foreign counterparts covering Cialis. In the United States and Europe, our principal patents and/or applications covering Cialis or its uses expire between 2015 and 2020, subject to any patent term extensions that may be available.

In connection with the treatment of erectile dysfunction, our principal competitor, Pfizer Inc., or Pfizer, has been granted U.S. and foreign patents. See “Item 3 Legal Proceedings” for a description of our material litigation with Pfizer regarding Cialis.

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

In general, the steps ordinarily required before a new therapeutic product candidate may be marketed in the United States include:

•	preclinical laboratory tests, animal tests and formulation studies;

•	the submission to the FDA of an Investigational New Drug Application, which must become effective before clinical testing may begin in humans;

•	the conduct of a series of adequate and well-controlled clinical studies, conducted in phases to first establish the safety in humans and then the efficacy of the product candidate for each indication and related patient population;

•	the submission of a New Drug Application (NDA) or Biologics License Application (BLA), as the case may be, to the FDA; and

•	FDA review and approval of an NDA or BLA, as the case may be, prior to any commercial sale or shipment of the product candidate.

Preclinical studies generally are conducted in the laboratory to evaluate the potential safety and efficacy of a therapeutic product candidate and are undertaken in compliance with Good Laboratory Practices regulations and FDA guidance. The results of these studies are submitted to the FDA as part of an Investigational New Drug Application, which must be reviewed by the FDA before clinical, human testing may begin in the United States. Once the FDA is satisfied with or does not comment on the submission of the Investigational New Drug Application, clinical studies on humans may begin, although the FDA may put a hold on these studies at any time. Additional studies in animals are conducted after the Investigational New Drug Application is effective, and the results are submitted to the FDA to justify continued testing of the drug in humans. At the time of submission of the NDA or BLA, these studies and all other animal studies conducted are submitted to the FDA in support of such application.

Clinical studies are conducted in accordance with Good Clinical Practices regulations and related standards at independent investigator sites under protocols which detail the objectives of the study, the parameters to be used in monitoring safety and the efficacy criteria to be evaluated. Typically, clinical evaluation involves three sequential phases, which may overlap. During Phase 1, clinical studies are conducted with a relatively small number of subjects to determine the early safety profile of a drug, as well as the pattern of drug distribution and drug metabolism by the subject. In Phase 2, clinical studies are conducted with groups of patients afflicted by a specific target disease to determine preliminary efficacy, optimal dosages and dosage tolerance, and to gather additional safety data. In Phase 3, large-scale, multicenter comparative clinical studies are conducted with patients afflicted with a specific target disease to provide data for the statistical proof of efficacy and safety as required by the FDA and others. The FDA or a clinical study sponsor may suspend clinical studies at any time if it is believed that clinical subjects are being exposed to an unacceptable health risk.

The results of preclinical and clinical testing of a product candidate, as well as data relating to a product candidate’s chemistry, pharmacology and manufacture, are required to be submitted to the FDA, in the form of an NDA for small molecule products or a BLA for biological products, in order to seek FDA approval. FDA approval of the NDA or BLA is required before marketing of a product may begin in the United States. The cost of this process may be substantial. In response to an NDA or BLA, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria, including the pre-approval of relevant product manufacturing facilities. No action can be taken to market any new drug or biologic product in the United States until an appropriate marketing application has been approved by the FDA. The FDA may require additional testing after approval, and the company must conduct surveillance programs to monitor the side effects or adverse events associated with use of a new product. The FDA may prevent or limit future marketing of a product based on the results of these post-

marketing analyses. Additional testing is also required to gain approval for the use of a product as a treatment for indications other than those already approved.

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

With the approval of Cialis for sale in the United States, we are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify exemptions or “safe harbors” for certain payment arrangements that do not violate the anti-kickback statutes. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing certain practices, it is possible that our future practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). If the government were to allege against or convict ICOS, Lilly, or Lilly ICOS, of violating these laws, there could be a material adverse effect on us, including our stock price. Our future activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities.

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

Competition

Competition in the pharmaceutical and biotechnology industries is intense and is expected to increase over time. Cialis is encountering intense competition, and we expect that our product candidates will encounter significant competition as well, should they reach the market. A number of pharmaceutical and biotechnology companies are currently developing products targeting many of the same diseases and medical conditions that we target, and some of our competitors’ products have entered clinical studies or are already commercially available.

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

We believe the principal competitive factors affecting our markets are the timing and scope of regulatory approvals, safety and efficacy of therapeutic products, cost and availability of these products, availability of alternative treatments, third party reimbursement programs and patent and proprietary rights protection. Although we believe that we are positioned to compete adequately with respect to these factors in the future, our future success is currently difficult to predict. Cialis has only been on the European market since February 2003 and in the United States market since late November 2003. Our product candidates are in various stages of development and, accordingly, subject to substantial research, development, regulatory approval and commercialization risks. The timing of market entry can be an important factor in determining a new product’s eventual success and profitability. Early entry may have important advantages in gaining product acceptance and market share. Therefore, the relative speed with which we can develop products and receive regulatory approval will likely be important to our competitive success.

The erectile dysfunction market is well established and intensely competitive. Throughout most of the world, Cialis competes against Viagra®, which Pfizer has already successfully commercialized, and Levitra®, which is being commercialized by Bayer AG outside the United States, and GlaxoSmithKline and Schering-Plough Corporation in the United States. Like Cialis, both Viagra® and Levitra® are PDE5 inhibitors for the treatment of erectile dysfunction. Our principal competitor, Pfizer, is the largest pharmaceutical company in the world and GlaxoSmithKline is the second largest. Other erectile dysfunction treatments are in development, and any other products or technologies that are directly or indirectly successful in treating erectile dysfunction could negatively impact the market for Cialis. For example, were a PDE5 inhibitor with a time of effectiveness comparable to or longer than that of Cialis successfully developed, it could have a significant adverse effect on the market for Cialis.

IC485, if approved for the treatment of COPD, could compete with other PDE4 inhibitors such as cilomilast, roflumilast and other compounds which are currently under regulatory review or are in late-stage development. In addition, Spiriva HandiHaler, a bronchodilator, Advair Diskus® 250/50, a combination of a bronchodilator and a corticosteroid, and theophylline, a general PDE inhibitor, have been approved for the treatment of COPD.

Tadalafil, if approved for the treatment of BPH, would compete with products such as Flomax, an alpha one antagonist, and Proscar, a dihydrotestosterone inhibitor.

Our other potential products, if approved and commercialized, could compete against well-established existing therapeutic products.

Manufacturing

Cialis is currently manufactured by Lilly under contract with Lilly ICOS. Lilly depends on others for the timely supply of raw materials used to manufacture Cialis and the performance of certain manufacturing processes. There can be no assurance that Lilly ICOS will be able to accurately anticipate future demand for Cialis or maintain adequate manufacturing capacity.

We have established relationships with third party manufacturers to produce the required materials for our small molecule programs. In addition, we are working to ready a facility that in 2005 will give us the ability to manufacture active pharmaceutical ingredient (API).

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

Marketing and Sales

Cialis

In 2003, we hired and deployed an ICOS sales force of approximately 165 experienced pharmaceutical sales representatives that, together with sales representatives from Lilly, are co-promoting Cialis across the United States on behalf of Lilly ICOS. Our sales representatives are focused primarily on physicians in private practice, specializing in the field of urology. We utilize typical pharmaceutical company selling and marketing techniques, including sales representatives calling on individual physicians, medical education programs, professional symposia, promotional materials and public relations. Costs of marketing and selling Cialis are charged to Lilly ICOS and reported as collaboration revenue from related parties in our consolidated statements of operations. Beginning in September 2003, and continuing through December 2004, the costs of our sales force and the costs of marketing Cialis in the United States were fully reimbursed by Lilly ICOS. Beginning in January 2005, 60% of the cost of our sales force is reimbursed by Lilly ICOS. The cost of Cialis marketing activities continues to be fully reimbursed by Lilly ICOS.

We have limited marketing support service experience and, therefore, rely heavily on Lilly to supply marketing support services for Cialis in the United States, including customer service, order entry, shipping and billing services. Lilly is currently responsible for all sales and marketing activities for Cialis outside the United States. However, beginning in 2006, we may be required to assume a portion of the sales and marketing responsibilities for Cialis in Canada, Mexico and five European countries. Starting in 2007, we may be required to assume a portion of the sales and marketing responsibilities in all territories where Cialis is sold by Lilly ICOS. As an alternative to deploying our own sales force, we may fulfill our sales and marketing responsibilities in those territories by contracting with Lilly or unrelated third parties.

AndroGel® Co-Promotion

In January 2005, we entered into an agreement with Solvay Pharmaceuticals, Inc., whereby our existing U.S. sales force will provide promotional support and conduct sales calls for AndroGel®, a testosterone gel approved for conditions associated with absent or low testosterone. Under the terms of the agreement, we will be paid a fee per sales call and may receive a commission based on achieving specified U.S. sales goals for AndroGel®. This agreement will enable us to recover some of our unreimbursed sales costs.

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

Human Resources

As of December 31, 2004, we employed approximately 675 individuals, all of whom are in the United States. We consider our employee relations to be good. We have never had a work stoppage, and none of our employees are represented under a collective bargaining agreement. We believe that our future success is dependent in part on our ability to attract, integrate and retain skilled scientific, sales and marketing, and other professional and senior management personnel. Competition in our industry for these skilled workers is intense, and we cannot assure you that we will be able to attract, integrate and retain these personnel.

Important Factors Regarding Forward-Looking Statements

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “should” or “will” or the negative of such terms or other comparable terminology. Forward-looking statements are only predictions that provide our current expectations or forecasts of future events. In particular, forward-looking statements include:

•	information concerning possible or assumed future results of operations, trends in financial results and business plans;

•	statements about financial guidance;

•	statements about our product development schedule and the potential success of our research and development efforts;

•	statements about our expectations regarding regulatory approvals for any of our product candidates;

•	statements about our potential or prospects for future product sales;

•	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues and operating expenses;

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments and other financing proceeds to meet future capital and operating requirements;

•	statements about the outcome of contingencies, such as legal proceedings;

•	other statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical fact.

From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public such as other filings with the Securities and Exchange Commission, press releases or in our communications and discussions with investors and analysts at meetings and on webcasts and telephone calls. Any or all of our forward-looking statements in this report and in any other public statements that we make may turn out to be wrong. Inaccurate assumptions we might make and known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, based on the information available to us at the time the statements are made, we cannot guarantee future results, performance or achievements. You should not place undue reliance on these forward-looking statements.

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

We have incurred significant operating losses since we began operations in 1990. As of December 31, 2004, we had an accumulated deficit of $787.7 million. We currently do not expect to achieve profitability, on a quarterly basis, until at least the second half of 2006. Even if we do become profitable, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis. We anticipate that operating expenses will increase in the future as we continue development of our potential products, seek to obtain necessary regulatory approvals and manufacture and market these product candidates. Directly, and through Lilly ICOS, we expect to continue to incur substantial marketing and other expenses related to commercializing Cialis in the United States, Europe, Mexico and Canada. We may be unable to generate sufficient revenues from Cialis and other products to achieve and maintain profitability. Overall growth in market demand for erectile dysfunction drugs, and our ability to capture and retain increased market share, will significantly affect Lilly ICOS’ revenues and profitability from Cialis.

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

The success of Cialis depends, in large part, on the promotion, sales and marketing activities of our partner, Lilly. Similarly, the success of our potential products in development could depend on our ability to arrange third-parties assistance.

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

Cialis and our potential products, even if approved by the FDA or regulatory agencies outside of the United States, may not achieve market acceptance among hospitals, insurers, physicians or patients.

Failure of Cialis and our potential products to achieve market acceptance would impair our ability to become profitable. We believe that the degree of market acceptance of Cialis and our potential products will depend on:

•	our ability to provide acceptable evidence of efficacy and safety, including side effects;

•	our ability to provide Cialis and these potential products at competitive prices;

•	the availability and extent of third-party reimbursement for Cialis and these potential products; and

•	the availability and cost of competitive products.

In addition, market acceptance depends on the effectiveness of our marketing strategies in the face of intense competition.

We may be unable to compete successfully in the markets for pharmaceutical and biotechnological products.

The markets in which we compete are well established and intensely competitive. We may be unable to compete successfully against our current and future competitors. Our failure to compete successfully may result in pricing reductions, reduced gross margins, failure to achieve market acceptance for our products, and an inability to achieve or sustain profitability.

Cialis and our potential products, if approved and commercialized, compete or will compete against well established existing therapeutic products or treatments. For example, Pfizer Inc. has already successfully commercialized Viagra ® (sildenafil citrate), a PDE5 inhibitor that competes with our product, Cialis. GlaxoSmithKline, AG outside the United States and GlaxoSmithKline and Schering-Plough Corporation in the United States, are marketing Levitra ® (vardenafil HCl) a third PDE5 inhibitor. Pfizer, Bayer AG and GlaxoSmithKline have invested substantial resources in marketing their PDE5 inhibitor products, and we would anticipate that they, together with Schering-Plough, would continue efforts to aggressively compete in this market. In addition, a number of pharmaceutical and biotechnology companies are currently developing new products targeting the same diseases and medical conditions that we target. Other erectile dysfunction treatments are in development, and any other products or technologies that are directly or indirectly successful in treating erectile dysfunction could negatively impact the market for Cialis. For example, were a PDE5 inhibitor with a time of effectiveness comparable to or longer than that of Cialis successfully developed, it could have a significant adverse effect on the market for Cialis.

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

We anticipate that only some of our product candidates will show safety and efficacy in clinical studies and many may encounter difficulties or delays during clinical development.

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

We do not currently have facilities to manufacture commercial quantities of small molecule products, such as Cialis, and we do not have sufficient manufacturing capacity to manufacture biological product candidates in quantities necessary for commercial sale. In addition, our manufacturing capacity may be inadequate to complete all clinical studies contemplated by us over time. We intend to rely significantly on contract manufacturers, including collaboration partners, to produce large quantities of drug material needed for clinical studies and commercialization of Cialis and our potential products. Cialis is currently manufactured by Lilly. We will have to depend on contract manufacturers to deliver materials on a timely basis and to comply with regulatory requirements, including Good Manufacturing Practices, or GMP, regulations enforced by the FDA through its facilities inspection program. Contract manufacturers may be unable to meet our needs with respect to timing, quantity or quality of materials, and may fail to satisfy applicable regulatory requirements with respect to the manufacture of these materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our revenues and potential profitability may be lower. For example, our ability to satisfy demand for our products could be reduced, which could adversely affect our operating results. Further, our clinical studies may be delayed, which would delay the submission of product candidates for regulatory approval and the market introduction and subsequent commercialization of our potential products.

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

We may develop our manufacturing capacity in part by expanding our current facilities or building or purchasing new facilities. Any of these activities would require substantial additional funds, and we would need to hire and train significant numbers of employees to staff these facilities. We may be unable to develop manufacturing facilities that are sufficient to produce drug material for clinical studies or commercial use. Moreover, we and any contract manufacturers that we may use must continually adhere to current GMP regulations. The FDA pre-market approval of our product candidates will not be granted if our facilities or the facilities of contract manufacturers cannot pass a pre-approval plant inspection. In complying with these regulations and foreign regulatory requirements, we and any of our contract manufacturers will be obligated to expend time, money and effort in production, record keeping and quality control in an effort to ensure that our potential products meet applicable specifications and other requirements. If we or any of our contract manufacturers fail to comply with these requirements, we may be subject to regulatory sanctions.

Our business may be harmed if we cannot obtain sufficient quantities of raw materials and process them reliably and timely.

We depend on others for the timely supply of raw materials used to manufacture Cialis and to conduct preclinical testing and clinical studies of product candidates. Once a supplier’s materials have been selected for use in our manufacturing process, the supplier in effect becomes a sole or limited source of that raw material due to regulatory compliance procedures. Presently, Lilly is the sole authorized provider of the API utilized in the manufacture of Cialis, and all API production for Cialis is conducted at a single Lilly facility. Lilly relies on a third-party vendor which has the exclusive rights to mill the API to conform the drug substance to specifications used in the manufacturing process. Once milled, the refined API is shipped to various Lilly locations, where the drug substance is manufactured into tablets, packaged and made ready for sale. At each of these stages in the manufacturing process, Lilly ICOS depends on an exclusive provider (i.e., Lilly or another vendor) for the timely supply and processing of raw materials. If any of these suppliers or processing facilities were to cease production or otherwise fail to supply Lilly ICOS with raw materials or manufacturing services in a timely manner, Lilly ICOS and ICOS could be materially adversely affected. Similar risks exist with respect to raw materials used in testing and developing our other product candidates.

If we are unable to adequately protect our intellectual property rights, the value of Cialis or of our potential products could be diminished.

Our success depends to a significant extent on our ability and the ability of our collaboration partners to obtain, maintain and enforce patents and other proprietary rights. Our success, and that of our collaboration partners, is also dependent upon our and their ability to lawfully make, use and sell our products. Patent law relating to the scope of claims in the pharmaceutical and biotechnology fields in which we operate is still evolving and subject to a substantial degree of uncertainty. Accordingly, there may be third-party patents or patent applications relevant to Cialis or our potential products that might block or compete with the technologies and products covered by our patent applications. We also cannot be certain that our pending patent applications will result in issued patents or that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology.

Additionally, although we own or control a number of patents, the issuance of a patent is not conclusive as to its validity or enforceability. Third parties, therefore, may challenge the validity or enforceability of our patents. We cannot assure you regarding how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents or that challenges will result in revocation or invalidation of the patents or in limitations of their coverage. Furthermore, the cost of litigation and administrative proceedings to uphold the validity and enforceability of patents can be substantial. If we are unsuccessful in such proceedings, third parties may be able to use our patented technologies without paying licensing fees or royalties to us.

Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement claims, which are expensive and time-consuming. In an infringement proceeding a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the ground that its technology is not covered by our patents. Policing unauthorized use of our intellectual property is difficult. We cannot assure you that we will be able to detect and prevent misappropriation of our proprietary rights related to Cialis and our other technologies, particularly in countries where the laws may not protect such rights as fully as in the United States.

In addition to our patented technology, we also rely on unpatented technology, trade secrets and confidential information. We may be unable to effectively protect our rights to this technology or information. Other parties may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. It is our policy to require each of our employees, consultants and corporate partners to execute a confidentiality and intellectual property agreement at the commencement of an employment, consulting or collaborative relationship with us. These agreements may not, however, provide effective protection of our technology or information and, in the event of unauthorized use or disclosure, may not provide adequate remedies.

We may be subject to substantial costs and liability or be prohibited from commercializing Cialis and our potential products as a result of patent infringement litigation and other proceedings relating to patent rights.

Patent litigation is very common in the pharmaceutical industry. We cannot assure you that third parties will not assert patent or other intellectual property infringement claims against us or our collaboration partners with respect to technologies used in Cialis or in our potential products. For example, in October 2002, Pfizer Inc., Pfizer Limited, and Pfizer Ireland Pharmaceuticals filed a patent infringement lawsuit against ICOS, Lilly ICOS and Lilly in the United States District Court for the District of Delaware. The complaint alleges that the intended and imminent use, offering for sale, selling, manufacture, or importing into the United States upon FDA approval of Cialis for the treatment of erectile dysfunction by ICOS, Lilly ICOS and Lilly will constitute infringement of plaintiffs’ U.S. Patent No. 6,469,012. The plaintiffs seek a judgment declaring that the defendants’ using, selling, offering for sale, making or importing of Cialis for the treatment of erectile dysfunction will infringe this patent. The plaintiffs also seek a permanent injunction, attorneys’ fees, costs and expenses.

In September 2003, the US Patent and Trademark Office (PTO) ordered the reexamination of U.S. Patent No. 6,469,012. The reexamination process is provided for by law and requires the PTO to reconsider the validity of the patent based on substantial new questions of patentability raised by any party in a request for reexamination. In November 2003, the District Court stayed, or suspended, the patent infringement lawsuit, pending the outcome of the reexamination. Subsequently, Lilly ICOS, and certain other parties filed further reexamination requests, related to U.S. Patent No. 6,469,012, which the PTO merged with its own reexamination. On February 14, 2005, the PTO issued its first office action, rejecting Pfizer’s claim 24 of U.S. Patent No. 6,469,012, which is the sole claim at issue in our litigation with Pfizer. In this office action, the Examiner rejected claim 24 because certain prior art rendered the claimed invention not new and therefore unpatentable under 35 U.S.C. §102(b) and obvious under the judicially created doctrine of obviousness-type double patenting. The Examiner did not accept any of the other arguments made in the various petitions for reexamination. Pfizer will have at least 60 days from the Examiner’s office action in which to respond. According to PTO procedure, following Pfizer’s response, the PTO should issue a further action. Pfizer can challenge the result of a final office action within the PTO and subsequently in court. Litigation is inherently unpredictable and the timing and eventual outcome in a particular case is impossible to determine in advance. We believe that Pfizer’s suit lacks merit and intend to vigorously pursue our defenses.

ICOS, Lilly and Lilly ICOS, as appropriate, have also initiated or are defending lawsuits and administrative proceedings against Pfizer in other jurisdictions around the world with respect to patents corresponding to Pfizer’s U.S. and the European Patent Office “method of use” patents. Presently, other than in the United States, such litigation is pending in Australia, Brazil, Canada, Mexico, New Zealand and South Africa. Litigation in other countries may ensue as the worldwide commercialization of Cialis proceeds. The resolution of the litigation in these various countries could take years. Litigation is inherently unpredictable and the eventual outcome in a particular case is impossible to determine in advance. We believe that Pfizer’s suits lack merit and intend to vigorously pursue our various defenses.

The Pfizer suits and any additional claims that might be brought against us relating to infringement of patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages. Furthermore, as a result of a patent infringement suit brought against us or our collaboration partners, we or our collaboration partners may be forced to stop or delay developing, manufacturing or selling Cialis or potential products that are claimed to infringe a third party’s intellectual property unless that party grants us or our collaboration partners rights to use its intellectual property. We or our collaboration partners may be unable to obtain these rights on commercially reasonable terms, if at all. Even if we or our collaboration partners were able to obtain rights to the third party’s intellectual property, these rights may be nonexclusive, thereby giving our competitors access to the same intellectual property. For example, if Pfizer were to prevail in its suits against us in one or more countries, we might be subject to substantial damages, prohibited from marketing Cialis for the treatment of erectile dysfunction in those countries, or required to enter into a license agreement to market Cialis in those countries. We cannot assure you that any required agreement would be available on commercially reasonable terms, if at all. Any such adverse result could have a material adverse effect on our business, financial position, results of operations and cash flows. In the event that we are unable to profitably market Cialis in the United States, our future financial condition, and our ability to obtain additional funding, would be adversely affected, including our ability to pursue our product development programs.

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

We face inherent exposure to product liability claims in the event that the use of Cialis or our product candidate is alleged to have resulted in harm to others. This risk exists with respect to usage in clinical studies as well as for products that we sell. We may incur significant liability if product liability or malpractice lawsuits against us are successful. Furthermore, product liability claims, regardless of their merits, could be costly and divert management’s attention from other business concerns, or adversely affect our reputation and the demand for our products. Although we maintain product liability insurance, we cannot be certain that this coverage is adequate or that it will continue to be available to us on acceptable terms.

If we are unable to obtain additional funding needed to develop, market and sell our potential products, we could be required to delay, scale back or eliminate expenditures for some of our programs or grant rights to third parties to develop and market our potential products.

Our business does not currently generate the cash needed to finance our operations. We will require substantial financial resources to continue to market and sell Cialis and to conduct the time-consuming and costly research, preclinical development, clinical studies, manufacturing, regulatory, and sales and marketing activities necessary to commercialize our potential products. We may need to seek additional financing through public or private sources, including equity or debt financings, and through other alternatives, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements. Financing may, however, be unavailable when we need it or may be unavailable on acceptable terms. If we raise additional funds by issuing common stock or convertible debt securities, the percentage ownership of our existing stockholders could be reduced. Any debt or equity securities that we issue may have rights superior to those of our common stock. We may also issue debt that has rights superior to those of the holders of our convertible subordinated debt. If we are unable to raise additional funds when we need them, we may be required to delay, scale back or eliminate expenditures for some of our marketing and selling activities and our research and development programs and grant rights to third parties to develop and market product candidates that we would prefer to develop and market on our own. If we are required to grant such rights, the ultimate value of these product candidates to us may be reduced.

We have a significant amount of debt that may adversely affect our financial condition.

We have outstanding $278.7 million aggregate principal amount of convertible subordinated notes, bearing interest at 2%. The notes mature on July 1, 2023. However, on July 1, 2010, July 1, 2013 and July 1, 2018,

holders of the notes may require us to repurchase all or part of their notes, for cash, at a price equal to 100% of the principal amount of the notes plus accrued interest. This is a significant amount of debt that carries a substantial debt service obligation. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required principal and interest payments on the notes, we will be in default under the terms of an indenture, which could, in turn, cause defaults under any future debt obligations.

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

Sales of Cialis and our potential products may be affected by the availability of reimbursement from third-party payors, such as state and federal governments, under programs such as Medicare and Medicaid in the United States, private insurance plans, and managed care organizations. Currently, Medicare does not cover prescriptions for Cialis, but Cialis is covered for Medicaid beneficiaries in the majority of states. The Medicare Prescription Drug Improvement and Modernization Act was enacted into law in late 2003 and provides, among other things, for a prescription drug benefit under Medicare. The new Medicare prescription drug benefit (which takes effect January 1, 2006) will be delivered through private insurance or managed care plans under contract with the Centers for Medicare and Medicaid Services (CMS), the unit within U.S. Department of Health and

Human Services that administers the Medicare program. Medicare beneficiaries, who are generally men and women age 65 or older, will have the option to enroll in one of these plans. Each plan and its benefit design (including drug formulary) will have to be certified by CMS based on compliance with an extensive set of regulations. One of the requirements is that the plan’s drug formulary meet the standards established by CMS for an appropriate, medically adequate formulary. At this time, we anticipate that qualified Medicare drug benefit plans will be required to include at least one erectile dysfunction drug from the PDE5 inhibitor category, the category that includes Cialis as well as Viagra® (sildenafil citrate) and Levitra® (vardenafil HCl). Given the variety of benefit plans that will be available, the age range of Medicare beneficiaries, and the voluntary nature of the program, among other factors, it is difficult to predict the likely effect of the Medicare prescription drug benefit on our business.

Because of the size of the patient population covered by managed care organizations, marketing of pharmaceuticals to them and the pharmacy benefit managers (PBMs) that serve many of these organizations is an important aspect of our business. Third-party payors and PBMs reevaluate their drug benefit plans and drug formularies from time to time, and continued access is not assured. If reimbursement levels for Cialis change adversely or if we fail to obtain reimbursement for our potential products, health care providers may limit how much or under what circumstances they will prescribe or administer them. This could result in lower product sales.

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

We lease or own approximately 325,000 square feet of space in eight buildings located in Washington State. Our leases expire between March 2006 and January 2009, with options to renew for additional four- or five-year periods. Over the next several years, we plan to lease, acquire or build additional facilities to accommodate the activities and personnel necessary to continue the anticipated growth of our business. Our principal administrative offices, research laboratories and clinical production facility occupy this space. We own approximately 300,000 square feet of undeveloped land adjacent to our main facilities. We believe this property gives us additional flexibility to expand in our current geographic location if our space needs increase in the foreseeable future.

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

Patent No. 6,469,012. The reexamination process is provided for by law and requires the PTO to reconsider the validity of the patent based on substantial new questions of patentability raised by any party in a request for reexamination. In November 2003, the District Court stayed, or suspended, the patent infringement lawsuit, pending the outcome of the reexamination. On February 14, 2005, the PTO issued its first office action, rejecting Pfizer’s claim 24 of U.S. Patent No. 6,469,012, which is the sole claim at issue in our litigation with Pfizer. In this office action, the Examiner rejected claim 24 because certain prior art rendered the claimed invention not new and therefore unpatentable under 35 U.S.C. §102(b) and obvious under the judicially created doctrine of obviousness-type double patenting. The Examiner did not accept any of the other arguments made in the various petitions for reexamination. Pfizer will have at least 60 days from the Examiner’s office action in which to respond. According to PTO procedure, following Pfizer’s response, the PTO should issue a further action. Pfizer can challenge the result of a final office action within the PTO and subsequently in court.

Litigation is inherently unpredictable and the eventual outcome in a particular case is impossible to determine in advance. We believe that Pfizer’s suit lacks merit and intend to vigorously pursue our various defenses. If Pfizer were to prevail in its suit against us, however, we might be subject to substantial damages, prohibited from marketing Cialis for the treatment of erectile dysfunction in the United States, or required by Pfizer to enter into a licensing agreement to market Cialis in the United States. Any such adverse result could have a material adverse effect on our business, financial position, results of operations and cash flows.

In October 2001, Pfizer’s corresponding European method-of-use patent (EP702555) was revoked in an opposition proceeding in the European Patent Office. Pfizer appealed this decision to the Technical Board of Appeal of the European Patent Office. In February 2005, the Technical Board of Appeal dismissed Pfizer’s appeal of the revocation of the patent. This appeal was the final legal action open to Pfizer in the European Patent Office with regards to this patent.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of ICOS’ stockholders during the fourth quarter of 2004.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock trades on The Nasdaq National Market under the symbol ICOS. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on The Nasdaq National Market.

	High	Low
2004
First Quarter	$45.00	$36.76
Second Quarter	39.76	25.85
Third Quarter	30.15	20.96
Fourth Quarter	29.68	20.79

2003
First Quarter	$28.74	$15.45
Second Quarter	46.00	18.14
Third Quarter	44.26	29.00
Fourth Quarter	47.85	37.95

Holders

As of January 31, 2005, there were 1,953 holders of record of our common stock. Because many of the outstanding shares of our common stock are held by brokers and other institutions on behalf of the beneficial stockholders, we are unable to estimate the total number of beneficial stockholders represented by the record holders.

Dividends

We have never declared or paid any dividends on our common stock. For the foreseeable future, we intend to retain earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition, and the consolidated financial statements and related notes included in this Form 10-K for the year ended December 31, 2004.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Collaboration revenue from related parties	$56,031	$25,943	$77,728	$54,754	$47,404
Licenses of technology	2,200	36,976	6,617	30,846	42,929
Contract manufacturing	16,377	12,185	8,532	7,402	400

Total revenue	74,608	75,104	92,877	93,002	90,733

Operating expenses:
Research and development	71,791	85,758	129,350	99,009	82,998
Marketing and selling	39,392	19,770	9,268	2,741	411
Cost of contract manufacturing	12,561	9,703	7,599	5,198	81
General and administrative	18,247	15,272	16,409	13,795	10,527

Total operating expenses	141,991	130,503	162,626	120,743	94,017

Operating loss	(67,383)	(55,399)	(69,749)	(27,741)	(3,284)

Other income (expense):
Equity in losses of affiliates	(130,396)	(87,180)	(104,160)	(64,902)	(37,038)
Gain on sale of partnership interests	—	10,000	—	—	—
Interest expense	(6,824)	(3,578)	—	—	—
Interest and other income	6,355	10,038	12,292	12,470	5,531

Total other income (expense)	(130,865)	(70,720)	(91,868)	(52,432)	(31,507)

Loss before income taxes and cumulative effect of change in accounting principle	(198,248)	(126,119)	(161,617)	(80,173)	(34,791)
Income tax recovery	—	612	—	—	—

Loss before cumulative effect of change in accounting principle	(198,248)	(125,507)	(161,617)	(80,173)	(34,791)
Cumulative effect of change in accounting principle	—	—	—	—	(63,075)

Net loss	$(198,248)	$(125,507)	$(161,617)	$(80,173)	$(97,866)

Per common share (basic and diluted):
Loss before cumulative effect of change in accounting principle	$(3.13)	$(2.01)	$(2.64)	$(1.48)	$(0.75)
Cumulative effect of change in accounting principle	—	—	—	—	(1.36)

Net loss	$(3.13)	$(2.01)	$(2.64)	$(1.48)	$(2.11)

Weighted-average common shares outstanding — basic and diluted	63,435	62,561	61,304	54,073	46,343

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, investment securities and interest receivable	$275,769	$469,525	$354,025	$470,707	$229,400
Working capital	206,301	397,981	162,538	381,365	194,276
Total assets	324,981	524,854	385,660	507,587	268,174
Convertible subordinated debt	278,650	278,650	—	—	—
Accumulated deficit	(787,721)	(589,473)	(463,966)	(302,349)	(222,176)
Stockholders’ equity	6,528	198,929	317,632	453,750	211,095

Notes to Selected Consolidated Financial Data:

(1)	In the fourth quarter of 2000, we changed our accounting for nonrefundable upfront technology license fees and milestones received, for product candidates where we are providing continuing services related to product development. Prior to 2000, milestones were recognized as revenue upon attainment of a specified event, and other nonrefundable technology or licensing fees were recognized as revenue when payment was received. Our current revenue recognition policy is discussed later herein under Results of Operations – Critical Accounting Policies and Estimates – Revenue Recognition. Also, see Note 1 to our consolidated financial statements for further discussion regarding revenue recognition.

(2)	The following tables summarize our revenue from collaborations with related parties and licenses of technology, and equity in losses of affiliates.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Collaboration revenue from related parties:
Lilly ICOS	$56,031	$22,093	$6,615	$9,965	$19,944
Suncos Corporation (Suncos)	—	2,450	56,478	30,373	15,175
ICOS-Texas Biotechnology L.P. (ICOS-TBC)	—	1,400	14,635	12,676	2,816
ICOS Clinical Partners, L.P. (ICOS Clinical Partners)	—	—	—	1,740	9,469

	$56,031	$25,943	$77,728	$54,754	$47,404

Licenses of technology:
Lilly ICOS (affiliate)	$—	$15,031	$1,557	$29,416	$42,331
ICOS Clinical Partners (affiliate)	—	—	3,160	981	598
Biogen (non-affiliate)	—	21,945	1,900	449	—
Other (non-affiliates)	2,200	—	—	—	—

	$2,200	$36,976	$6,617	$30,846	$42,929

Equity in losses of affiliates:
Lilly ICOS	$(130,396)	$(87,320)	$(65,669)	$(38,219)	$(23,612)
Suncos	—	140	(29,933)	(15,200)	(7,754)
ICOS-TBC	—	—	(8,558)	(11,461)	(5,476)
ICOS Clinical Partners	—	—	—	(22)	(196)

	$(130,396)	$(87,180)	$(104,160)	$(64,902)	$(37,038)

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

Overview

The following management discussion and analysis is intended to provide information which will enhance a reader’s understanding of our business, results of operations, financial condition and related matters. It is organized as follows:

•	In the section entitled “ICOS Corporation Background,” we briefly describe the importance of collaborations to our business, the business environment in which we operate, our approved product (Cialis) and our clinical and discovery research and development projects and programs.

•	In “Results of Operations,” we discuss each of our most critical accounting policies as well as the primary factors that are likely to contribute to significant variability of our results of operations from period to period. We then provide detailed narrative regarding significant changes in our and Lilly ICOS’ results of operations for 2004 compared to 2003, and 2003 compared to 2002.

•	At “2005 Financial Guidance,” we provide our expectations regarding ICOS’ and Lilly ICOS’ results of operations for the year ending December 31, 2005.

•	Under the section entitled “Liquidity and Capital Resources,” we discuss our 2004 year-end liquidity, our cash flows for the year ended December 31, 2004, compared to those for the year ended December 31, 2003, factors that may influence our future cash requirements and the status of certain contractual obligations as of December 31, 2004.

•	In the section entitled “Recent Accounting Pronouncement” we discuss required changes in our accounting for share-based payment transactions, including stock options. These changes are required to be implemented by our 2005 third quarter.

•	Finally, under “Legal Proceedings,” we discuss the status of certain litigation relating to Cialis.

ICOS Corporation Background

ICOS Corporation is a biotechnology company that is dedicated to bringing innovative therapeutic products to patients. We are marketing our first product, Cialis (tadalafil), for the treatment of erectile dysfunction, through Lilly ICOS. We are working to develop and commercialize treatments for serious unmet medical conditions such as COPD, BPH, cancer and inflammatory diseases.

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

The markets in which we compete are well established and intensely competitive. Cialis and our product candidates, if approved and commercialized, compete or are likely to compete against well-established existing therapeutic products or treatments. In addition, a number of pharmaceutical and biotechnology companies are currently developing products targeting the same diseases and medical conditions that we target. Key factors affecting our markets include: the timing and scope of regulatory approvals; safety and efficacy of therapeutic products; cost and availability of these products; availability of alternative treatments; and protection of patent and proprietary rights. Although, we believe that we are positioned to compete adequately with respect to these factors in the future, our future success is currently difficult to predict. Cialis has only been available in Europe for slightly more than two years and in North America for slightly more than one year. Our product candidates are in various stages of research and development and, accordingly, subject to substantial research, development, regulatory approval and commercialization risks. Since timing of market entry can be an important factor in determining a new product’s eventual success and profitability, the speed with which we can develop products and receive regulatory approval will likely be important to our commercial success.

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

Lilly ICOS launched Cialis, in Europe, during the first quarter of 2003, followed by additional launches later in the year in North America. Cialis became available for the treatment of erectile dysfunction, in Mexico, in August 2003 and, in the United States and Canada, in November 2003.

Lilly ICOS also has an ongoing Phase 2 program to evaluate tadalafil as a potential treatment for BPH and is conducting research activities to evaluate tadalafil for other uses.

IC485

IC485 is an orally administered, small molecule PDE4 inhibitor that is currently in clinical development. In the fourth quarter of 2003, we initiated a Phase 2 clinical study of IC485 for the potential treatment of COPD. We expect to announce clinical results within the next two months.

Discovery and Preclinical Research

We are continuously evaluating possible new product candidates in our discovery and preclinical research programs. The following table summarizes those programs.

Program	Target Indication	Status
Cell cycle checkpoint/DNA repair inhibitors	Cancer	Preclinical
Lipid and protein kinase inhibitors	Inflammatory diseases and cancer	Preclinical
Other phosphodiesterase inhibitors	Multiple diseases	Preclinical
Cell adhesion molecule antagonists (including LFA-1)	Cardiovascular, autoimmune, inflammatory and fibrotic diseases	Preclinical
Novel antibiotics	Infectious diseases	Preclinical
Monoclonal antibodies	Cancer	Preclinical
Chemokine receptor antagonists	Allergic inflammatory diseases	Research

In the status column of the foregoing table: “Preclinical” indicates evaluation of lead or preferred compounds or antibodies for safety, pharmacology and proof of efficacy in non-human animal models; and “Research” indicates the identification process for compounds or antibodies for which activity in target human biological assay systems has been demonstrated in laboratory tests, but which have not yet been tested in non-human animal models of specific human diseases.

Discontinued Product Candidates

By 2003 year-end, we completed patient follow-up in a Phase 2 clinical study evaluating resiniferatoxin (RTX) for the treatment of interstitial cystitis. In late January 2004, it was determined that RTX was not effective in relieving patients’ symptoms. We will not pursue additional studies of interstitial cystitis.

IC14, a monoclonal antibody, was evaluated as a treatment for sepsis resulting from community acquired pneumonia. In the fourth quarter of 2003, we concluded that the results of a Phase 2 clinical study did not meet our criteria to continue further investment.

In 2003, we concluded our LFA-1 antagonist collaboration with Biogen IDEC, Inc. (Biogen), and reacquired sole development rights to the program. IC747, an LFA-1 antagonist within the collaboration, concluded a small, exploratory Phase 2a clinical study in patients with psoriasis earlier in 2003. Based on the results of the study, the efficacy observed was insufficient to warrant further development of IC747. Through our medicinal chemistry efforts, we have identified follow-on LFA-1 antagonists, with improved properties, which are now in advanced stages of preclinical testing.

In January 2003, we announced that joint development of endothelin receptor antagonists, through ICOS-Texas Biotechnology L.P. (ICOS-TBC), would not continue. Our joint development partner, Encysive Pharmaceuticals (Encysive), agreed to be responsible for all costs and expenses of ICOS-TBC incurred subsequent to December 31, 2002. On April 22, 2003, Encysive acquired all of our interests in ICOS-TBC for $10.0 million.

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

Revenue Recognition

We recognize revenue from our contracts for research, development, marketing and sales services, including those under collaborative agreements, as the related costs are incurred. We refer to this revenue as “cost reimbursement revenue.” Payments received, related to future performance, are deferred and recognized as revenue when the future performance occurs.

Nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred, and recognized as revenue as we provide the services required under the agreement. We recognize nonrefundable upfront technology fees as revenue based on the ratio of current development costs to total estimated current and future development costs through the date we expect to file an NDA (or an equivalent) with the FDA. We believe this method appropriately matches revenue with the estimated costs of the development effort. We also believe that development costs are the best available surrogate for benefits obtained as data is collected and other research and development activities progress in the collaboration.

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

Prior to 2000, milestones were recognized as revenue upon attainment of a specified event and nonrefundable technology license fees were recognized as revenue when received, provided any required work had been performed, and we had no continuing performance obligations with respect to that work. In 2000, we adopted the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, as amended, “Revenue Recognition in Financial Statements.” In 2002, we recognized $4.5 million of the $63.1 million deferred in 2000 as a result of this change in accounting. Substantially all of this deferred revenue had been recognized by December 31, 2002.

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

Estimating Expenses from Contracted Research and Clinical Study Activities

Some of our research and development, including certain clinical study activities, is conducted by third parties, including contract research organizations, which may also provide contractually defined administration and management services. We recognize expenses for these contracted activities based on a variety of factors, including actual and estimated labor hours, clinical site initiation activities, patient enrollment rates, estimates of external costs, and other activity-based factors. On a regular basis, our estimates of these costs are reconciled to actual invoices from the service providers, and adjustments are made accordingly.

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

General

Our results of operations may vary significantly from period to period. Operating results will depend on, among other factors, the timing, cost and success of new product launches by us or our affiliates, competition for our or our affiliates’ products, the timing of expenses, continued funding by collaboration partners, and the timing and progression of research, development, marketing and sales activities. We may experience significant fluctuations in cost reimbursement revenue, revenue from licenses of technology and contract manufacturing revenue. Cost reimbursement revenue will vary depending upon the timing and amount of marketing and sales activities, the extent and timing of research and development collaboration activities, and our level of participation in those activities. Revenue from licenses of technology will vary as a result of (i) the nature and extent of product collaboration and other licensing transactions, (ii) the timing of milestone payments, and (iii) changes in estimated development costs and/or expected completion dates, which depend on the success of clinical studies and other research and development efforts. Contract manufacturing revenue may fluctuate depending upon our needs to manufacture our own internal product candidates, our ability to attract third parties to utilize any remaining manufacturing capacity and the particular terms of the manufacturing agreements. Collaboration activities, including both research and development programs and activities associated with commercialized products, are subject to the joint oversight of the collaborating parties, and could cause the amount of affiliate losses to fluctuate significantly from period to period.

Year Ended December 31, 2004 Compared With Year Ended December 31, 2003

Revenue

Total revenue was $74.6 million in 2004, compared to $75.1 million in 2003.

Collaboration revenue from related parties was $56.0 million in 2004, compared to $25.9 million in 2003. The increase reflects higher revenue from Lilly ICOS, primarily reimbursement of costs associated with our sales force promoting Cialis in the United States for all of 2004. Beginning in September 2003, and continuing through December 2004, the costs of our sales force and the costs of marketing Cialis in the United States were fully reimbursed by Lilly ICOS. Beginning in January 2005, 60% of the cost of our sales force is being reimbursed by Lilly ICOS. The cost of Cialis marketing activities continues to be fully reimbursed by Lilly ICOS.

In January 2005, we entered into an agreement with Solvay Pharmaceuticals, Inc., whereby our existing U.S. sales force will provide promotional support and conduct sales calls for AndroGel®, a testosterone gel approved for conditions associated with absent or low testosterone. Under the terms of the agreement, we will be paid a fee per sales call and may receive a commission based on achieving specified U.S. sales goals for AndroGel®. This agreement will enable us to recover some of our unreimbursed sales costs.

Revenue from licenses of technology was $2.2 million in 2004, compared to $37.0 million in 2003. The 2004 license fee revenue represents amounts due from third parties who are independently developing products that use technology licensed from ICOS. Included in the 2003 technology license fee revenue is $21.3 million of previously deferred upfront fees and forgiven loans, received from Biogen, which we recognized as revenue in conjunction with our reacquisition of sole development rights to the LFA-1 antagonist program in June 2003. Revenue from licenses of technology for 2003 also included $15.0 million earned upon the first commercial sale of Cialis in the United States.

Contract manufacturing revenue was $16.4 million in 2004, compared to $12.2 million in 2003. The increases reflect greater use of capacity for external business during 2004, compared to the prior year. Revenue associated with our contract manufacturing services may fluctuate significantly based on our internal manufacturing needs and our ability to sell excess capacity to third parties.

Operating Expenses

Total operating expenses were $142.0 million in 2004, compared to $130.5 million in 2003.

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

Research and development expenses decreased $14.0 million, to $71.8 million in 2004. The decrease was primarily due to discontinuation of activities associated with the RTX, IC14 and IC747 programs. Those decreases were partially offset by increased costs related to activities associated with the development of IC485 and incremental Lilly ICOS research and development activities being performed by ICOS personnel in 2004.

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

Our clinical research and development expenses include the costs of activities that are not attributable to individual projects, but are necessary to support our overall clinical program. These “indirect” costs are primarily associated with general regulatory compliance, staff training, development and maintenance of clinical processes and information systems, management and administrative support. These indirect costs are not allocated to development projects.

The following table provides information regarding our research and development expenses, by project:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Cialis (tadalfil)	$12,959	$6,657	$2,671
IC485	12,045	9,441	9,846
Discontinued clinical projects:
RTX	1,288	9,862	2,663
IC14	350	7,203	5,455
IC747	—	4,043	5,416
Endothelin receptor antagonists	—	1,245	12,241
Pafase	—	1,693	44,172
Indirect clinical costs	7,157	8,232	8,326
Discovery and preclinical research	37,992	37,382	38,560

Total research and development expenses	$71,791	$85,758	$129,350

Through December 31, 2004, cumulative research and development expenditures for IC485 were $38.5 million.

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

Marketing and selling.    Marketing and selling expenses principally consist of costs associated with our pharmaceutical sales force, marketing activities for Cialis and market research activities for our product candidates in research and development. Marketing and selling expenses increased $19.6 million, to $39.4 million in 2004. The increase reflects costs associated with our U.S. sales force, which was hired and initially deployed in the third quarter of 2003.

Cost of contract manufacturing.    Contract manufacturing expenses are principally comprised of costs for: personnel, including salaries and benefits; occupancy; raw materials and consumables used in process development and manufacturing; testing services provided by third parties; facility overhead, including taxes, depreciation, utilities and maintenance of manufacturing equipment; and other shared services, including information systems and staff support. Contract manufacturing expenses increased $2.9 million, to $12.6 million in 2004. The increase primarily reflects greater use of capacity for external business during 2004, compared to 2003.

General and administrative.    General and administrative expenses consist primarily of costs associated with corporate support functions, general management and other activities not related to research and development, marketing and sales or contract manufacturing. General and administrative expenses were $18.2 million in 2004 and $15.3 million in 2003. The increase reflects cash executive performance incentive awards for 2004, compared to stock option executive incentive awards for previous years. The increase also reflects incremental professional fees, including legal, accounting and auditing, and recruiting.

Equity in Losses of Affiliates

Our equity in losses of affiliates, substantially all due to our 50% interest in Lilly ICOS, was $130.4 million in 2004, compared to $87.2 million in 2003. The increase reflects incremental costs of selling and marketing activities associated with launching Cialis in Mexico, beginning in August 2003, and the United States and Canada, beginning in November 2003. The impact of Lilly ICOS’ increase in selling and marketing costs was partially offset by revenue gains in Europe, the United States, Canada and Mexico.

Interest Expense

In 2004 and 2003, we incurred $6.8 million and $3.6 million of interest expense (including amortization of deferred financing costs), respectively, on $278.7 million of 2% convertible subordinated notes, issued in June and July of 2003.

Interest and Other Income

Interest and other income totaled $6.4 million in 2004, compared to $10.0 million in 2003. The decrease primarily reflects lower average invested balances during 2004, partially offset by higher average interest rates.

Lilly ICOS Results of Operations

Lilly ICOS reported a net loss of $262.0 million in 2004, compared to a net loss of $174.7 million in 2003.

Cialis was initially launched in Europe, in February 2003, and became available in Mexico in August 2003, and the United States and Canada in November 2003. Cialis is currently available in approximately 100 countries around the world.

	Year Ended December 31,
	2004	2003
	(In millions)
Sales in Lilly ICOS Territories:
United States	$206.6	$27.9
Europe	177.9	95.1
Canada and Mexico	37.2	6.8

Total Lilly ICOS	421.7	129.8
Sales in Lilly-Only Territories	130.6	73.5

Worldwide Total	$552.3	$203.3

Total Lilly ICOS revenue, in 2004, was $447.9 million, including $26.1 million in royalties on Cialis sales reported by Lilly, compared to $144.5 million, including $14.7 million in royalties in 2003.

Cialis has captured a significant share of the unit (tablet) PDE5 inhibitor market since its initial launch in 2003. As of December 31, 2004, based on prescriptions filled, Cialis has a 20% market share in the United States1. For the major Lilly ICOS territories outside of the United States, based on pharmacy purchases from wholesalers, Cialis market share for December 2004 ranged from 23% in the United Kingdom to 43% in France.2

Cost of sales totaled $36.1 million in 2004, including royalties payable by Lilly ICOS equal to 5% of its net product sales. Cost of sales was 8.6% of product sales in 2004, and 9.7% of product sales in 2003.

Selling, general and administrative expenses include costs associated with conducting in-person sales calls with physicians; marketing activities, including advertising, physician congresses and symposia, market research, public relations; and finance and legal costs. Selling, general and administrative expenses increased $363.4 million over the prior year, to $606.5 million in 2004. The increase primarily reflects selling and marketing activities associated with the 2003 launches of Cialis in Mexico, in August 2003, and the United States and Canada, in November 2003.

[1]	IMS National Prescription Audit Plus™, December 2004.
[2]	IMS Health. IMS MIDAS, (wholesaler to pharmacy), Copyright 2004.

Research and development expenses are principally comprised of costs for clinical studies; materials and supplies to support clinical programs; and other expenses incurred to support Lilly ICOS’ overall research and development program. Research and development expenses were $67.3 million in 2004 and $63.6 million in 2003.

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

Revenue from licenses of technology was $37.0 million in 2003, compared to $6.6 million in 2002. Technology license fee revenue in 2003 included $21.3 million of previously deferred upfront fees and forgiven loans, received from Biogen, which we recognized as revenue in conjunction with our reacquisition of sole development rights to the LFA-1 antagonist program in June 2003. Revenue from licenses of technology for 2003 also included $15.0 million earned upon the first commercial sale of Cialis in the United States.

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

Research and development.    Research and development expenses decreased $43.6 million, to $85.8 million in 2003. This decrease was primarily due to discontinuation of activities associated with the Pafase and endothelin receptor antagonist programs, partially offset by increased costs related to development activities associated with Cialis, RTX and IC14.

Marketing and selling.    Marketing and selling expenses increased $10.5 million, to $19.8 million in 2003. This increase reflects incremental costs associated with recruiting, hiring, training and deploying our U.S. sales force to promote Cialis, primarily to urologists.

Cost of contract manufacturing.    Contract manufacturing expenses increased $2.1 million, to $9.7 million in 2003. The increase primarily reflects incremental costs associated with greater utilization of manufacturing capacity for third-party contracts and additional development services provided under the associated agreements.

General and administrative.    General and administrative expenses decreased $1.1 million, to $15.3 million in 2003.

Equity in Losses of Affiliates

Our equity in losses of affiliates was $87.2 million in 2003, compared to $104.2 million in 2002.

Our 50% share of Lilly ICOS’ losses increased $21.7 million, to $87.3 million in 2003. This increase primarily reflects the substantial selling and marketing activities associated with the 2003 launches of Cialis in North America and Europe.

During 2002, we recognized $29.9 million in losses related to our equity interest in Suncos Corporation, our 50%-owned affiliate that was developing Pafase. Upon discontinuation of the Pafase program, in December 2002, Suncos accrued estimated close-out costs, primarily associated with the program’s clinical and manufacturing activities. During 2003, the accrual for estimated close-out costs was adjusted, by an immaterial amount, to reflect actual close-out costs incurred.

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

Interest Expense

We incurred $3.6 million of interest expense on $278.7 million of 2% convertible subordinated notes, issued in June and July of 2003.

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

2005 Financial Guidance

For 2005, we expect that ICOS Corporation’s net loss will be in the range of $57 million ($0.90 per share) to $77 million ($1.20 per share). The decrease from the 2004 net loss of $198 million ($3.13 per share) is primarily due to our expectation that Lilly ICOS will become profitable during 2005. With Lilly ICOS’ European launch of Cialis in February 2003, and the U.S. launch of Cialis in November 2003, we incurred sales and marketing costs significantly in excess of product revenues. During 2005, we expect Cialis market share and revenues will continue to grow and that certain selling and marketing expenses will decline compared to 2004. For 2005, we expect Lilly ICOS’ net income will be in the range of $40 million to $70 million, with ICOS Corporation’s share being in the $20 million to $35 million range.

Liquidity and Capital Resources

At December 31, 2004, we had cash, cash equivalents, investment securities and associated interest receivable of $275.8 million, compared to $469.5 million at December 31, 2003. The decrease primarily reflects our net cash used in operations during 2004, and our share of the funding of Lilly ICOS.

We used $54.2 million in cash for operating activities during 2004, compared to $71.0 million during 2003. The change in operating cash flow primarily reflects differences in the timing of collecting operating receivables and payments of accounts payable and accrued liabilities.

We generated $27.2 million in cash from investing activities during 2004, compared to using $192.2 million in cash for investing activities during 2003. Cash provided by investing activities in 2004 included a $167.4 million net decrease in our investment portfolio, compared to a $104.8 million net increase in our investment portfolio in 2003. The net decrease in our investment portfolio in 2004 primarily reflects investment sales and maturities used to fund operations and capital contributions to Lilly ICOS. Cash inflows from investing activities in 2004 and 2003 also included $6.0 million and $4.0 million, respectively, in proceeds associated with the sale of our partnership interests in ICOS-TBC. Cash used in investing activities during 2004 included $140.4 million of affiliate capital contributions, compared to $86.4 million of affiliate capital contributions in 2003. This increase primarily reflects our share of the funding of higher Lilly ICOS operating losses in 2004.

We generated $7.0 million in cash from financing activities in 2004, compared to $282.9 million in 2003. Cash inflows from financing activities in 2003 included $269.9 million of net proceeds from the private placement of convertible subordinated notes. Proceeds from stock options and warrants totaled $7.0 million in 2004, for issuance of 0.6 million shares of our common stock, compared to $8.7 million in 2003, for issuance of 0.9 million shares of our common stock. Financing cash inflows during 2003 also included $4.3 million in borrowings under our line of credit with Biogen, all of which were forgiven.

Our existing cash and cash equivalents, investment securities, interest income from our investments, distributions of expected profits from Lilly ICOS, and cash flow from potential future collaborations, may be sufficient to fund our future operations. However, in view of the early stage of the commercialization of Cialis, our ongoing research and development efforts, and potential expansion of our operations through in-licensing, collaborations or acquisitions, it is possible that we may need to seek additional financing sometime over the next few years. Additional financing may not be available when we need it or may be unavailable on acceptable terms. If we are unable to raise additional funds when we need them, we may be required to delay, scale back or eliminate expenditures for some of our marketing and selling activities or our development programs, or grant rights to third parties to develop and market product candidates that we would prefer to develop and market on our own.

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

We have engaged in collaborations and joint development agreements with other parties where the capabilities and strategies of the other parties complement ours. Although collaborations, partnerships and joint ventures have provided cost reimbursement revenue to us in the past, we cannot assure you that this type of revenue will be available to us in the future. The vast majority of our cost reimbursement revenue, through August 2003, was for reimbursement of the cost of research and development services that we provided. Beginning in September 2003, collaboration revenue includes reimbursement for the cost of sales services that we provide to Lilly ICOS related to promotion of Cialis in the United States.

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

Our operating cash flows include the effect of certain noncancelable, contractual obligations. A summary of our contractual obligations, as of December 31, 2004, is as follows:

	Payments Due By Period
	(In thousands)
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible subordinated debt and related interest payments	$309,302	$5,573	$11,146	$11,146	$281,437
Operating leases	24,526	7,686	12,267	4,573	—

	$333,828	$13,259	$23,413	$15,719	$281,437

Convertible subordinated debt and related interest payments:    In 2003, we issued $278.7 million of convertible subordinated notes, which accrue interest at 2% per annum, payable semiannually each January and

July 1. The notes mature on July 1, 2023 and are unsecured, subordinated to any senior indebtedness, and convertible, at the option of the holder, into our common stock at a conversion price of $61.50 per share, subject to adjustment in certain circumstances. Note holders may require us to purchase, for cash, all or a portion of their notes on July 1, 2010, 2013 or 2018 at a price equal to the principal amount of the notes being repurchased. We may redeem all or a portion of the notes, at par, for cash at any time on or after July 5, 2010.

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

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into agreements that require us to indemnify counterparties against third-party claims. These may include: agreements with vendors and suppliers, under which we may indemnify them against claims arising from our use of their products or services; agreements with customers, under which we may indemnify them against claims arising from their use of our products or services; real estate and equipment leases, under which we may indemnify lessors against third-party claims relating to use of their property; agreements with licensees or licensors, under which we may indemnify the licensee or licensor against claims arising from their use of our intellectual property or our use of their intellectual property; and agreements with initial purchasers and underwriters of our securities, under which we may indemnify them against claims relating to their participation in the transactions.

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because management does not expect these indemnifications to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no related liabilities are recorded at December 31, 2004. We hold insurance policies that mitigate potential losses arising from certain indemnifications and, historically, we have not incurred significant costs related to performance under these obligations.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), (SFAS 123R), “Share-Based Payment.” Effective as of the beginning of our 2005 third quarter, SFAS 123R requires ICOS to measure the cost of employee services received in exchange for an award of an equity instrument, such as stock options, based on the grant-date fair-value of the award. The associated cost must be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). SFAS 123R provides for a variety of implementation alternatives, including accounting for the change prospectively or restating previously reported amounts to reflect the compensation expense that would have been recorded under SFAS 123R. We are in the process of determining the impact of SFAS 123R on our financial statements, including which implementation alternative we will select.

Legal Proceedings

In October 2002, Pfizer Inc., Pfizer Limited, and Pfizer Ireland Pharmaceuticals filed a patent infringement lawsuit against ICOS, Lilly ICOS and Lilly in the United States District Court for the District of Delaware. The complaint alleges that the intended and imminent use, offering for sale, selling, manufacture, or importing into the United States upon FDA approval of Cialis for the treatment of erectile dysfunction by ICOS, Lilly ICOS and Lilly will constitute infringement of plaintiffs’ U.S. Patent No. 6,469,012. The plaintiffs seek a judgment declaring that the defendants’ using, selling, offering for sale, making or importing of Cialis for the treatment of erectile dysfunction will infringe this patent. The plaintiffs also seek a permanent injunction, attorneys’ fees, costs and expenses. In January 2003, we filed an answer denying the central allegations of plaintiffs’ complaint and setting forth various affirmative defenses. In September 2003, the PTO ordered the reexamination of U.S. Patent No. 6,469,012. The reexamination process is provided for by law and requires the PTO to reconsider the validity of the patent based on substantial new questions of patentability raised by any party in a request for reexamination. In November 2003, the District Court stayed, or suspended, the patent infringement lawsuit, pending the outcome of the reexamination. Subsequently, Lilly ICOS, and certain other parties filed further reexamination requests, related to U.S. Patent No. 6,469,012, which the PTO merged with its own reexamination. On February 14, 2005, the PTO issued its first office action, rejecting Pfizer’s claim 24 of U.S. Patent No. 6,469,012, which is the sole claim at issue in our litigation with Pfizer. In this office action, the Examiner rejected claim 24 because certain prior art rendered the claimed invention not new and therefore unpatentable under 35 U.S.C. §102(b) and obvious under the judicially created doctrine of obviousness-type double patenting. The Examiner did not accept any of the other arguments made in the various petitions for reexamination. Pfizer will have at least 60 days from the Examiner’s office action in which to respond. According to PTO procedure, following Pfizer’s response, the PTO should issue a further action. Pfizer can challenge the result of a final office action within the PTO and subsequently in court.

In October 2001, Pfizer’s corresponding European method-of-use patent (EP702555) was revoked in an opposition proceeding in the European Patent Office. Pfizer appealed this decision to the Technical Board of Appeal of the European Patent Office. In February 2005, the Technical Board of Appeal dismissed Pfizer’s appeal of the revocation of the patent. This appeal was the final legal action open to Pfizer in the European Patent Office with regards to this patent. The United Kingdom Court of Appeal also previously held the United Kingdom counterpart to this patent invalid. While the legal actions in the United Kingdom and European Patent Office were conclusively resolved in our favor, they may not be indicative of legal outcomes in other jurisdictions.

ICOS, Lilly and Lilly ICOS, as appropriate, have also initiated or are defending lawsuits and/or administrative proceedings against Pfizer in other jurisdictions around the world with respect to patents corresponding to Pfizer’s U.S. and the European Patent Office “method of use” patents. Presently, other than in the United States, such litigation is pending in Australia, Brazil, Canada, Mexico, New Zealand and South Africa. Litigation in other countries may ensue as the worldwide commercialization of Cialis proceeds. The resolution of the litigation in these various countries could take years.

Litigation is inherently unpredictable and the eventual outcome in a particular case is impossible to determine in advance. We believe that Pfizer’s suits lack merit and intend to vigorously pursue our various defenses. If Pfizer were to prevail in one or more countries, however, we might be subject to substantial damages, prohibited from marketing Cialis for the treatment of erectile dysfunction in those countries, or required by Pfizer to enter into a licensing agreement to market Cialis in those countries. Any such adverse result could have a material adverse effect on our business, financial position, results of operations and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2004, our financial instruments include cash, cash equivalents, marketable investment securities, receivables, accounts payable and convertible subordinated debt. We do not use derivative financial instruments in our investment portfolio. Our exposure to market risk for changes in interest rates relates primarily to our marketable investment securities and convertible subordinated debt. Because of the relatively short maturities of our investments, we do not expect interest rate fluctuations to materially affect the aggregate value of our financial assets. The fair value of our convertible subordinated debt is expected to change, to a small extent, inversely to changes in interest rates. More importantly, however, the fair value of our convertible subordinated debt is expected to change as our stock price and the expected volatility of our stock price change. The fair value of our convertible subordinated debt was $240.2 million at December 31, 2004, with a carrying amount of $278.7 million at that date.

Item 8.	Consolidated Financial Statements and Supplementary Data

SUPPLEMENTARY DATA

Balance sheets of Lilly ICOS LLC as of December 31, 2004 and 2003, and the related statements of operations, members’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2004, are included elsewhere in this report.

All other consolidated financial statement schedules have been omitted as the information is not required or the information required is included in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ICOS Corporation:

We have audited the accompanying consolidated balance sheets of ICOS Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICOS Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ICOS Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

March 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ICOS Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (see Item 9A herein), that ICOS Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ICOS Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that ICOS Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework, issued by COSO. Also, in our opinion, ICOS Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework, issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ICOS Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 9, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

March 9, 2005

ICOS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$12,778	$32,729
Investment securities, at market value	209,332	382,359
Interest receivable	1,607	2,668
Receivables from affiliates	15,053	17,681
Note receivable	—	6,000
Other	7,334	3,819

Total current assets	246,104	445,256
Investment securities, at market value	52,052	51,769
Property and equipment, net	19,206	18,970
Deferred financing costs and other	7,619	8,859

	$324,981	$524,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,913	$3,872
Accrued payroll and benefits	6,856	3,711
Accrued clinical expenses	2,708	1,733
Accrued interest	2,787	2,957
Other accruals	7,897	8,160
Due to affiliates	14,147	25,842
Deferred revenue	1,495	1,000

Total current liabilities	39,803	47,275
Convertible subordinated debt	278,650	278,650
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 63,633,417 shares at December 31, 2004 and 63,013,036 shares at December 31, 2003, issued and outstanding	636	630
Additional paid-in capital	794,311	787,019
Accumulated other comprehensive income (loss)	(698)	753
Accumulated deficit	(787,721)	(589,473)

Total stockholders’ equity	6,528	198,929

	$324,981	$524,854

See accompanying notes to consolidated financial statements.

ICOS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenue:
Collaboration revenue from related parties	$56,031	$25,943	$77,728
Licenses of technology	2,200	36,976	6,617
Contract manufacturing	16,377	12,185	8,532

Total revenue	74,608	75,104	92,877

Operating expenses:
Research and development	71,791	85,758	129,350
Marketing and selling	39,392	19,770	9,268
Cost of contract manufacturing	12,561	9,703	7,599
General and administrative	18,247	15,272	16,409

Total operating expenses	141,991	130,503	162,626

Operating loss	(67,383)	(55,399)	(69,749)

Other income (expense):
Equity in losses of affiliates	(130,396)	(87,180)	(104,160)
Gain on sale of partnership interests	—	10,000	—
Interest expense	(6,824)	(3,578)	—
Interest and other income	6,355	10,038	12,292

Total other income (expense)	(130,865)	(70,720)	(91,868)

Loss before income taxes	(198,248)	(126,119)	(161,617)
Income tax recovery	—	612	—

Net loss	$(198,248)	$(125,507)	$(161,617)

Net loss per common share — basic and diluted	$(3.13)	$(2.01)	$(2.64)

Weighted-average common shares outstanding — basic and diluted	63,435	62,561	61,304

See accompanying notes to consolidated financial statements.

ICOS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(In thousands, except number of shares and per share data)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2001	$597	$754,674	$828	$(302,349)	$453,750
Comprehensive income (loss):
Net loss	—	—	—	(161,617)	(161,617)
Net unrealized gains on investment securities	—	—	2,452	—	2,452

Total comprehensive income (loss)	—	—	2,452	(161,617)	(159,165)
Stock (including issuance of 20,000 shares of restricted stock) and option expense	—	194	—	—	194
Issuance of 500,247 shares of common stock from exercise of options	5	5,217	—	—	5,222
Issuance of 1,840,540 shares of common stock from exercise of warrants	19	17,612	—	—	17,631

Balances at December 31, 2002	621	777,697	3,280	(463,966)	317,632
Comprehensive loss:
Net loss	—	—	—	(125,507)	(125,507)
Net unrealized losses on investment securities	—	—	(2,527)	—	(2,527)

Total comprehensive loss	—	—	(2,527)	(125,507)	(128,034)
Stock and option expense	—	627	—	—	627
Issuance of 908,145 shares of common stock from exercise of options	9	8,695	—	—	8,704

Balances at December 31, 2003	630	787,019	753	(589,473)	198,929
Comprehensive loss:
Net loss	—	—	—	(198,248)	(198,248)
Net unrealized losses on investment securities	—	—	(1,451)	—	(1,451)

Total comprehensive loss	—	—	(1,451)	(198,248)	(199,699)
Stock and option expense	—	352	—	—	352
Issuance of 620,381 shares of common stock from exercise of options	6	6,940	—	—	6,946

Balances at December 31, 2004	$636	$794,311	$(698)	$(787,721)	$6,528

See accompanying notes to consolidated financial statements.

ICOS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(198,248)	$(125,507)	$(161,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,494	6,227	5,764
Amortization of deferred financing costs	1,244	657	—
Amortization of investment premiums, net	3,892	5,367	6,472
Gain (loss) on sale of investment securities, net	22	(1,290)	(394)
Gain on sale of partnership interests	—	(10,000)	—
Equity in losses of affiliates	130,396	87,180	104,160
Technology license fee revenue greater than amounts collected	(2,200)	(21,976)	(4,617)
Stock and option expense	352	627	194
Changes in operating assets and liabilities:
Receivables	1,672	(7,929)	4,459
Other assets	(1,014)	(481)	360
Accounts payable and accrued liabilities	4,223	(3,906)	4,266

Net cash used in operating activities	(54,167)	(71,031)	(40,953)

Cash flows from investing activities:
Purchases of investment securities	(445,429)	(863,157)	(558,436)
Maturities of investment securities	99,864	181,537	113,470
Sales of investment securities	512,944	576,771	397,337
Acquisitions of property and equipment	(5,731)	(4,988)	(6,219)
Proceeds from sale of partnership interests	6,000	4,000	—
Investments in affiliates	(140,423)	(86,350)	(97,036)

Net cash provided by (used in) investing activities	27,225	(192,187)	(150,884)

Cash flows from financing activities:
Proceeds from stock options and warrants	6,991	8,656	22,853
Borrowings under line of credit	—	4,308	7,660
Proceeds from issuance of convertible subordinated debt, net of related costs	—	269,940	—

Net cash provided by financing activities	6,991	282,904	30,513

Net increase (decrease) in cash and cash equivalents	(19,951)	19,686	(161,324)
Cash and cash equivalents at beginning of year	32,729	13,043	174,367

Cash and cash equivalents at end of year	$12,778	$32,729	$13,043

Supplemental disclosure of cash flow information:
Interest payments on convertible subordinated debt	$5,744	$—	$—

Debt forgiveness upon achievement of clinical milestones	$—	$5,294	$6,674

Note receivable from sale of partnership interests	$—	$6,000	$—

Offset receivable from/due to Suncos Corporation	$1,668	$—	$—

See accompanying notes to consolidated financial statements.

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data or as otherwise noted)

(1) Summary of Significant Accounting Policies

(a) Nature of Operations

ICOS Corporation is a biotechnology company that is dedicated to bringing innovative therapeutic products to patients. We are marketing our first product, Cialis (tadalafil), for the treatment of erectile dysfunction, through Lilly ICOS, our joint venture with Lilly. Our goal is to develop and commercialize treatments for serious unmet medical conditions such as chronic obstructive pulmonary disease, benign prostatic hyperplasia, cancer and inflammatory diseases.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of ICOS Corporation and its subsidiaries (collectively, ICOS), all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated in consolidation.

Our investments in affiliates are accounted for using the equity method. Accordingly, the investments are recorded at cost and adjusted for our share of income or losses of the entities. Losses relating to our affiliates are recognized to the extent we have made, or are committed to make, capital contributions to the affiliate. Operating results of our affiliates include expenses related to research, development, marketing and sales, and administrative services that we provide to them, and that we recognize as cost reimbursement revenue.

(c) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

(d) Cash and Cash Equivalents

All highly liquid short-term investments with a maturity at purchase of three months or less are considered to be cash equivalents and are carried at market value. Our cash equivalents consist primarily of money market accounts, commercial paper and short-term obligations of U.S. government agencies and sponsored enterprises.

(e) Investment Securities

Our investment securities consist primarily of fixed-rate corporate and taxable municipal bonds, corporate and taxable municipal auction and floating rate securities and obligations of U.S. government agencies and sponsored enterprises. Our investment securities are classified as available-for-sale and carried at market value, based on quoted market prices, with unrealized gains and losses excluded from results of operations and reported as a component of total comprehensive income (loss). Management determines the appropriate classification of marketable investment securities at the time of purchase. Realized gains and losses on sales of investment securities are determined on the specific identification method and included in interest and other income. We do not have any derivative financial instruments in our investment portfolio.

(f) Property and Equipment

Property and equipment are stated at cost and depreciated using the straight line method. Significant additions and improvements to property and equipment are capitalized. Maintenance and repair costs are expensed as incurred. We own one building which is being depreciated over its estimated useful life of ten years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Building improvements are amortized over the shorter of their estimated useful lives or the estimated remaining economic life of the building. Depreciation on furniture and equipment is determined based on estimated useful lives of three to five years.

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(g) Deferred Financing Costs

In connection with the issuance of our convertible subordinated notes, we incurred $8.7 million of debt issuance costs, which have been deferred and are being amortized to interest expense using the effective interest method through July 1, 2010, the earliest date on which note holders may require us to repurchase the notes.

(h) Fair Value of Financial Instruments

Our financial instruments include cash, cash equivalents, marketable investment securities, receivables, accounts payable and convertible subordinated debt. Marketable investment securities are carried at fair value on our consolidated balance sheets based on quoted market prices. Our convertible subordinated debt is carried at cost on our consolidated balance sheets. The fair value of our convertible subordinated debt was $240.2 million at December 31, 2004, with a carrying amount of $278.7 million at that date. Fair value of the convertible subordinated debt was determined by obtaining quotes from a market maker for the notes. The carrying amounts reflected in the consolidated balance sheets for the remaining items approximate fair value due to their market rates of interest and/or their short-term maturities.

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

(j) Revenue Recognition

We recognize revenue from our contracts for research, development, marketing and sales services, including those under collaborative agreements, as the related costs are incurred. We refer to this revenue as “cost reimbursement revenue.” Payments received, related to future performance, are deferred and recognized as revenue when the future performance occurs.

Nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred, and recognized as revenue as we provide the services required under the agreement. We recognize nonrefundable upfront technology fees as revenue based on the ratio of current development costs to total estimated current and future development costs through the date we expect to file an NDA (or an equivalent) with the FDA. We believe this method appropriately matches revenue with the estimated costs of the development effort. We also believe that development costs are the best available surrogate for benefits obtained as data is collected and other research and development activities progress in the collaboration.

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

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Some of our research and development, including certain clinical study activities, are conducted by third parties, including contract research organizations, which may also provide contractually defined administration

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and management services. We recognize expenses for these contracted activities based on a variety of factors, including actual and estimated labor hours, clinical site initiation activities, patient enrollment rates, estimates of external costs, and other activity-based factors. On a regular basis, our estimates of these costs are reconciled to actual invoices from the service providers and adjustments are made accordingly.

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

(n) Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into agreements that require us to indemnify counterparties against third-party claims. These may include: agreements with vendors and suppliers, under which we may indemnify them against claims arising from our use of their products or services; agreements with customers, under which we may indemnify them against claims arising from their use of our products or services; real estate and equipment leases, under which we may indemnify lessors against third-party claims relating to use of their property; agreements with licensees or licensors, under which we may indemnify the licensee or licensor against claims arising from their use of our intellectual property or our use of their intellectual property; and agreements with initial purchasers and underwriters of our securities, under which we may indemnify them against claims relating to their participation in the transactions.

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because management does not expect these indemnifications to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no related liabilities are recorded at December 31, 2004. We hold insurance policies that mitigate potential losses arising from certain indemnifications and, historically, we have not incurred significant costs related to performance under these obligations.

(o) Net Loss Per Common Share

Net loss per common share (basic and diluted) is calculated using the weighted-average number of common shares outstanding during the period.

(p) Operating Segments

We have one operating segment, the discovery, development and commercialization of proprietary pharmaceuticals for the treatment of serious medical needs.

(q) Stock Based Compensation

We apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our employee stock option grants. Accordingly, we do

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

not recognize compensation expense for options granted to employees and non-employee directors with an exercise price equal to or in excess of the fair value of the underlying common shares at the date of grant. We recognize compensation expense for restricted stock grants over the applicable vesting period.

Had we determined compensation cost based on the fair value of our stock options on the grant date under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” our net loss and net loss per share would have been the following pro forma amounts:

	Year Ended December 31,
	2004	2003	2002
Net loss:
As reported	$(198,248)	$(125,507)	$(161,617)
Add: Stock based compensation expense included in reported net loss	183	275	92
Deduct: Stock based compensation expense determined under fair value based method for all awards	(36,731)	(47,422)	(38,159)

Pro forma	$(234,796)	$(172,654)	$(199,684)

Net loss per share — basic and diluted:
As reported	$(3.13)	$(2.01)	$(2.64)

Pro forma	$(3.70)	$(2.76)	$(3.26)

The estimated per share weighted-average grant date fair value of stock options awarded during 2004, 2003 and 2002 was $26.78, $21.03, and $22.29, respectively. Amounts were determined using the Black-Scholes option pricing model based on the following assumptions:

	Year Ended December 31,
	2004	2003	2002
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.5%	3.5%	4.1%
Expected volatility	68.0%	69.1%	68.8%
Expected life in years	6.6	6.5	6.3

(r) Revision of the Classification of Certain Securities

In connection with the preparation of these financial statements, we concluded that it was appropriate to classify our auction rate securities and floating rate notes as investment securities (current assets), as opposed to their previous classification as cash and cash equivalents. These securities generally have interest rates that reset at frequent intervals and generally sell at par, but have contractual maturities that are in excess of three months. Accordingly, we have revised the classification of these securities in our consolidated balance sheet as of December 31, 2003, in order to conform to the current year presentation. We also have made corresponding reclassifications in our consolidated statements of cash flows to reflect the gross purchases, maturities and sales of these securities as components of our cash flows from investing activities, rather than as components of our cash and cash equivalents. As a result of the change in classification, cash flows from investing activities decreased $271.9 million and increased $59.1 million, respectively, for the years ended December 31, 2003 and 2002, reflecting activity related to these investments. This change in classification does not affect cash flows from operating or financing activities previously reported in our consolidated statements of cash flows, nor does it affect our previously reported consolidated statements of income or the total current assets reported in our consolidated balance sheets.

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2) Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), (SFAS 123R), “Share-Based Payment.” Effective as of the beginning of our 2005 third quarter, SFAS 123R requires ICOS to measure the cost of employee services received in exchange for an award of an equity instrument, such as stock options, based on the grant-date fair-value of the award. The associated cost must be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). SFAS 123R provides for a variety of implementation alternatives, including accounting for the change prospectively or restating previously reported amounts to reflect the compensation expense that would have been recorded under SFAS 123R. We are in the process of determining the impact of SFAS 123R on our financial statements, including which implementation alternative we will select.

(3) Collaborations

The following tables summarize our revenue from collaborations with related parties and licenses of technology, equity in losses of affiliates and cash invested in affiliates during the periods presented.

	Year Ended December 31,
	2004	2003	2002
Collaboration revenue from related parties:
Lilly ICOS	$56,031	$22,093	$6,615
Suncos	—	2,450	56,478
ICOS-TBC	—	1,400	14,635

	$56,031	$25,943	$77,728

Licenses of technology:
Lilly ICOS (affiliate)	$—	$15,031	$1,557
ICOS Clinical Partners (affiliate)	—	—	3,160
Biogen (non-affiliate)	—	21,945	1,900
Other (non-affiliates)	2,200	—	—

	$2,200	$36,976	$6,617

Equity in losses of affiliates:
Lilly ICOS	$(130,396)	$(87,320)	$(65,669)
Suncos	—	140	(29,933)
ICOS-TBC	—	—	(8,558)

	$(130,396)	$(87,180)	$(104,160)

Cash invested in affiliates:
Lilly ICOS	$140,423	$83,732	$59,685
Suncos	—	—	27,881
ICOS-TBC	—	2,618	9,470

	$140,423	$86,350	$97,036

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The technology we contributed to Lilly ICOS had a zero basis for financial reporting purposes and, accordingly, our initial investment in Lilly ICOS was recorded at zero. We did not recognize any portion of Lilly ICOS’ operating losses during the time its activities were funded exclusively by Lilly. We began recognizing our share of Lilly ICOS’ losses in the third quarter of 2000, when we became responsible for funding our proportionate share of Lilly ICOS’ operations. We do not recognize any Lilly ICOS expenses associated with the valuation of technology that we contributed, as those expenses are solely applicable to Lilly.

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

Lilly ICOS’ first commercial product, Cialis, for the treatment of erectile dysfunction, is being marketed in approximately 100 countries around the world. Lilly ICOS has rights to market Cialis in North America and Europe. Lilly has exclusive rights to market Cialis in the remainder of the world, and pays royalties to Lilly ICOS, equal to 20% of net sales in those territories.

During the first quarter of 2003, Lilly ICOS launched Cialis in Europe, followed by additional launches in Mexico, in August 2003, and the United States and Canada, in November 2003.

Lilly ICOS is a variable interest entity that is not consolidated in our financial statements because we are not its primary beneficiary.

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summarized unaudited financial information for Lilly ICOS follows:

	December 31,
	2004	2003
Financial position:
Total current assets	$42,750	$63,293
Total noncurrent assets	15,121	16,673

Total assets	$57,871	$79,966

Total liabilities — all current	$72,509	$113,417
Members’ deficit	(14,638)	(33,451)

Total liabilities and members’ deficit	$57,871	$79,966

	Year Ended December 31,
	2004	2003	2002
Operating results:
Revenue	$447,862	$144,533	$—
Cost of sales	36,066	12,543	—
Selling, general and administrative expenses, related parties	606,511	243,110	75,697
Research and development expenses, related parties	67,318	63,622	55,641

Net loss	$(262,033)	$(174,742)	$(131,338)

Biogen IDEC, Inc.

In June 2003, we announced that the LFA-1 antagonist collaboration with Biogen would be concluded and that we would reacquire sole development rights to the program. At that time, we recognized, as revenue, the remaining $21.3 million of deferred upfront fees and forgiven loans received from Biogen under the collaboration arrangement.

In July 2001, we entered into the agreement with Biogen. Under the terms of this agreement, we and Biogen cross-licensed LFA-1 antagonist technology and patents, including those related to IC747 and other LFA-1 antagonists, and equally shared in costs of development activities for the collaboration.

We received an $8.0 million upfront fee upon executing the agreement, and received an additional $2.0 million license fee in 2002, upon the initiation of a Phase 2 clinical program. In 2003 and 2002, we also received $4.3 million and $7.7 million, respectively, in loans from Biogen to help fund our share of the related development costs, of which $5.3 million and $6.7 million was forgiven in 2003 and 2002, respectively, upon the achievement of certain objectives. Loans forgiven were treated as license fees and recorded as revenue at the time of forgiveness, based on the ratio of cumulative costs incurred to date, to total estimated development costs. Any remaining forgiven balance was reported as deferred revenue to be recognized as revenue over the estimated remaining product development period.

Suncos

Suncos Corporation was a 50%-owned corporation that was developing Pafase. In December 2002, the Pafase development program was discontinued after an interim analysis did not demonstrate clinical benefit in a

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Phase 3 study for severe sepsis. Upon discontinuation of the Pafase program, Suncos accrued estimated close-out costs, primarily associated with the program’s clinical and manufacturing activities. During 2003, the accrual for estimated close-out costs was adjusted, by an immaterial amount, to reflect actual close-out costs.

In April 2004, the court approved Suncos’ voluntary plan of reorganization, resulting in Suncos’ merger with and into a wholly-owned subsidiary of ICOS. In conjunction with the reorganization, Daiichi Suntory Pharma Co., Ltd., the other 50% owner of Suncos, received certain non-U.S. Pafase licensing rights and ICOS received $1.7 million.

ICOS-TBC

In January 2003, we announced that joint development of endothelin receptor antagonists, through ICOS-TBC, would not continue. In April 2003, Encysive (our 50/50 partner in ICOS-TBC) acquired all of our interests in ICOS-TBC for $10.0 million, with $4.0 million paid on the date of the agreement and $6.0 million paid in March 2004. Other income, in 2003, includes a gain of $10.0 million from this transaction.

Other Collaboration Arrangements

We have entered into other collaboration arrangements under which we may be obligated to pay royalties or milestones if product development is successful. It is not anticipated that the aggregate of any royalty or milestone obligations under these arrangements will be material to our operations.

(4) Investment Securities

The following table summarizes our investment securities at December 31, 2004 and 2003:

	Market Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
December 31, 2004:
Fixed-rate corporate and taxable municipal bonds	$75,125	$65	$326	$75,386
Obligations of U.S. government agencies and sponsored enterprises	57,909	1	436	58,344
Corporate and taxable municipal auction and floating rate securities	128,350	—	2	128,352

	$261,384	$66	$764	$262,082

December 31, 2003:
Fixed-rate corporate and taxable municipal bonds	$101,331	$857	$25	$100,499
Obligations of U.S. government agencies and sponsored enterprises	23,616	50	—	23,566
Corporate and taxable municipal auction and floating rate securities	309,181	17	146	309,310

	$434,128	$924	$171	$433,375

At December 31, 2004, gross unrealized losses on our investment securities relate to certain fixed-rate corporate bonds, with an aggregate market value of $48.8 million, and obligations of U.S. government agencies and sponsored enterprises, with an aggregate market value of $56.4 million. Because we intend to hold these investments to maturity, we do not consider these investments to be other-than-temporarily impaired.

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Market value and amortized cost of investment securities at December 31, 2004, by contractual maturity, are shown below.

Maturing:	Market Value	Amortized Cost
Less than 1 year	$83,394	$83,545
1 to 2 years	53,640	54,185
Beyond 10 years	124,350	124,352

	$261,384	$262,082

Actual maturities may be different from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

All investment securities listed as maturing beyond ten years have auction or floating rates that are reset, at least every 35 days, to minimize interest rate risk. These securities are classified as current in our consolidated balance sheets because they represent investments that are available to fund current operations.

(5) Receivables from Affiliates

	December 31,
	2004	2003
Lilly ICOS	$15,053	$14,360
Suncos	—	3,321

	$15,053	$17,681

The above balances represent amounts due under collaborative research, development, marketing and sales arrangements.

(6) Property and Equipment, Net

	December 31,
	2004	2003
Land	$2,310	$2,310
Building and improvements	10,186	10,172
Leasehold improvements	15,842	15,200
Furniture and equipment	43,609	38,695

Total cost	71,947	66,377
Less accumulated depreciation and amortization	(52,741)	(47,407)

	$19,206	$18,970

(7) Due to Affiliates

	December 31,
	2004	2003
Lilly ICOS	$14,147	$24,174
Suncos	—	1,668

	$14,147	$25,842

Due to affiliates represents obligations to fund our share of affiliates’ losses in excess of our investment.

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(8) Deferred Revenue

At December 31, 2004 and 2003, deferred revenue consists solely of cash collected in excess of amounts earned under contract manufacturing agreements.

(9) Convertible Subordinated Debt

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

(10) Leases

We lease certain property and equipment under noncancelable operating leases which, in the aggregate, obligate us through 2009. Many of our leases contain renewal options and provide for escalations of rent and payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

Total rent expense was $6.2 million, $6.1 million and $5.0 million in 2004, 2003 and 2002, respectively.

Future minimum payments due under noncancelable operating leases are as follows:

2005	$7,686
2006	6,608
2007	5,659
2008	4,062
2009	511

$24,526

(11) Federal Income Taxes

Income taxes differ from the amount computed by applying the U.S. federal income tax rate to pre-tax income (loss) as a result of the following:

	Year Ended December 31,
	2004	2003	2002
Estimated federal income tax benefit	$(69,387)	$(43,927)	$(56,566)
Research and experimentation tax credit carryforwards	(2,653)	(3,172)	(2,866)
Other	845	71	61
Change in valuation allowance	71,195	46,416	59,371

	$—	$(612)	$—

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The change in valuation allowance shown above excludes, in each year, the tax benefit of deductions generated by non-qualified stock option exercises. Those tax benefits will be credited directly to stockholders’ equity upon realization.

Deferred tax assets arising from temporary differences and carryforwards are as follows:

	December 31,
	2004	2003
Depreciation	$5,037	$4,862
Net operating loss carryforwards	278,154	203,011
Research and experimentation tax credit carryforwards	21,084	18,704
Investments in affiliates	11	26,454
Other	3,500	3,273

Gross deferred tax assets	307,786	256,304
Valuation allowance	(307,786)	(256,304)

	$—	$—

The $51.5 million increase in the deferred tax asset valuation allowance, in 2004, was primarily due to net operating loss carryforwards, partially offset by a $22.6 million reduction in deferred tax assets as a result of the April 2004 reorganization of Suncos.

At December 31, 2004, we have net operating loss carryforwards available to offset future taxable income as follows:

Year of Expiration
2008	$5,060
2009	21,507
2010	21,039
2011	26,774
2012	7,687
2018	359
2019	36,827
2020	71,231
2021	92,848
2022	130,396
2023	166,461
2024	214,537

$794,726

Approximately $109.9 million of the net operating loss carryforwards as of December 31, 2004, result from stock option deductions, the realization of which would result in a credit to stockholders’ equity. At December 31, 2004, we also had available approximately $21.1 million of research and experimentation tax credit carryforwards to offset future tax liabilities. These credits expire from 2009 to 2024.

In addition to net operating loss carryforwards indicated above, ICOS may have available to it approximately $159.1 million in net operating loss carryforwards acquired in conjunction with the April 2004 reorganization of Suncos.

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under provisions of the Internal Revenue Code of 1986, as amended, utilization of our net operating loss carryforwards may be subject to limitation if a greater than 50% ownership change has occurred or were to occur in the future.

(12) Preferred Stock

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

(13) Common Stock Options and Warrants

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

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of stock options is presented below:

	Stock Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share
	(In thousands)
Balance at December 31, 2001	7,857	$27.41
Options granted	3,756	33.70
Cancellations	(130)	43.98
Options exercised	(500)	10.25

Balance at December 31, 2002	10,983	30.15
Options granted	690	31.84
Cancellations	(251)	40.29
Options exercised	(908)	9.58

Balance at December 31, 2003	10,514	31.78
Options granted	1,270	40.42
Cancellations	(452)	37.37
Options exercised	(620)	11.20

Balance at December 31, 2004	10,712	$33.76

At December 31, 2004, 1.6 million shares were reserved and remain available for grant under the 1999 Stock Option Plan.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004 (shares stated in thousands):

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Exercise Price Per Share	Number	Weighted-Average Exercise Price Per Share
$ 4.00 – $19.75	1,722	2.4	$11.47	1,701	$11.39
20.63 – 29.73	2,089	6.9	26.95	1,451	26.96
29.74 – 39.06	2,165	7.0	31.31	1,340	31.44
39.11 – 42.88	2,678	6.3	42.54	1,975	42.68
42.93 – 66.53	2,058	6.8	50.49	1,695	51.07

$ 4.00 – $66.53	10,712	6.0	$33.76	8,162	$33.26

Warrants To Purchase Common Stock

In connection with the 1997 sale of limited partnership units in ICOS Clinical Partners, we issued Series A and Series B warrants. The Series A warrants and the Series B warrants each entitled the holders to purchase an aggregate of 7.6 million shares of our common stock, at weighted-average exercise price of $9.45 per share in the case of the Series A warrants, and $52.49 per share in the case of the Series B warrants. Substantially all of the Series A warrants were exercised prior to expiration on May 31, 2002. None of the Series B warrants were exercised in 2004 or 2003, and unexercised Series B warrants to purchase an aggregate of 7.4 million shares expired in June 2004.

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(14) Net Loss per Common Share

	Year Ended December 31,
	2004	2003	2002
Net loss per share computations — basic and diluted:
Numerator:
Net loss	$(198,248)	$(125,507)	$(161,617)
Denominator:
Weighted-average common shares	63,435	62,561	61,304

Net loss per share — basic and diluted	$(3.13)	$(2.01)	$(2.64)

Antidilutive securities excluded from the computation of diluted net loss per share were as follows:

	Year Ended December 31,
	2004	2003	2002
Shares issuable upon:
Exercise of stock options	10,712	10,514	10,983
Exercise of stock warrants	—	7,429	7,429
Conversion of subordinated debt	4,531	4,531	—

(15) Legal Proceedings

In October 2002, Pfizer Inc., Pfizer Limited, and Pfizer Ireland Pharmaceuticals filed a patent infringement lawsuit against ICOS, Lilly ICOS and Lilly in the United States District Court for the District of Delaware. The complaint alleges that the intended and imminent use, offering for sale, selling, manufacture, or importing into the United States upon FDA approval of Cialis for the treatment of erectile dysfunction by ICOS, Lilly ICOS and Lilly will constitute infringement of plaintiffs’ U.S. Patent No. 6,469,012. The plaintiffs seek a judgment declaring that the defendants’ using, selling, offering for sale, making or importing of Cialis for the treatment of erectile dysfunction will infringe this patent. The plaintiffs also seek a permanent injunction, attorneys’ fees, costs and expenses. In January 2003, we filed an answer denying the central allegations of plaintiffs’ complaint and setting forth various affirmative defenses. In September 2003, the PTO ordered the reexamination of U.S. Patent No. 6,469,012. The reexamination process is provided for by law and requires the PTO to reconsider the validity of the patent based on substantial new questions of patentability raised by any party in a request for reexamination. In November 2003, the District Court stayed, or suspended, the patent infringement lawsuit, pending the outcome of the reexamination. Subsequently, Lilly ICOS, and certain other parties filed further reexamination requests, related to U.S. Patent No. 6,469,012, which the PTO merged with its own reexamination. On February 14, 2005, the PTO issued its first office action, rejecting Pfizer’s claim 24 of U.S. Patent No. 6,469,012, which is the sole claim at issue in our litigation with Pfizer. In this office action, the Examiner rejected claim 24 because certain prior art rendered the claimed invention not new and therefore unpatentable under 35 U.S.C. §102(b) and obvious under the judicially created doctrine of obviousness-type double patenting. The Examiner did not accept any of the other arguments made in the various petitions for reexamination. Pfizer will have at least 60 days from the Examiner’s office action in which to respond. According to PTO procedure, following Pfizer’s response, the PTO should issue a further action. Pfizer can challenge the result of a final office action within the PTO and subsequently in court.

ICOS, Lilly and Lilly ICOS, as appropriate, have also initiated or are defending lawsuits and/or administrative proceedings against Pfizer in other jurisdictions around the world with respect to patents corresponding to Pfizer’s U.S. and other “method of use” patents. Presently, other than in the United States, such

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

litigation is pending in Australia, Brazil, Canada, Mexico, New Zealand and South Africa. Litigation in other countries may ensue as the worldwide commercialization of Cialis proceeds. The resolution of the litigation in these various countries could take years.

Litigation is inherently unpredictable and the eventual outcome in a particular case is impossible to determine in advance. We believe that Pfizer’s suits lack merit and intend to vigorously pursue our various defenses. If Pfizer were to prevail in one or more countries, however, we might be subject to substantial damages, prohibited from marketing Cialis for the treatment of erectile dysfunction in those countries, or required by Pfizer to enter into a licensing agreement to market Cialis in those countries. Any such adverse result could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

(16) Quarterly Financial Data (Unaudited)

Summary operating data for each quarter of the years ended December 31, 2004 and 2003 follows:

	Quarters
	First	Second	Third	Fourth	Total
2004:
Revenue	$16,523	$17,926	$19,744	$20,415	$74,608
Net loss	$(86,303)	$(51,898)	$(26,600)	$(33,447)	$(198,248)
Net loss per common share	$(1.36)	$(0.82)	$(0.42)	$(0.53)	$(3.13)

2003:
Revenue	$7,081	$26,707	$12,103	$29,213	$75,104
Net loss	$(40,492)	$(11,548)	$(39,309)	$(34,158)	$(125,507)
Net loss per common share	$(0.65)	$(0.19)	$(0.63)	$(0.54)	$(2.01)

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.    Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report, have concluded that, as of that date, our disclosure controls and procedures were effective.

(b) Management’s report on internal control over financial reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in internal control over financial reporting.    There were no significant changes in our internal control over financial reporting during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from the sections entitled “Security Ownership of Principal Stockholders and Management,” “Proposal 1: Election of Directors,” “Corporate Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in ICOS’ Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2005.

Code of Ethics

We have adopted our Code of Conduct, which applies to all employees and directors of ICOS. Our Code of Conduct meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer and Chief Financial Officer (who is both our principal financial and principal accounting officer), as well as all other employees, as indicated above. Our Code of Conduct also meets the requirements of a code of conduct under Marketplace Rule 4350(n) of the National Association of Securities Dealers. Our Code of Conduct is available on our website at www.icos.com. We intend to satisfy the disclosure requirement under Item 10 of Form 10-K, regarding an amendment to, or waiver from, a provision of our Code of Conduct with respect to directors and executive officers, by posting such information on our website.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the sections entitled “Proposal 1: Election of Directors,” “Executive Compensation,” “Report of the Compensation Committee on Executive Compensation,” “Stock Price Performance Graph” and “Employment Contracts, Termination of Employment and Change of Control Arrangements” in ICOS’ Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of December 31, 2004, with respect to our compensation plans, for which our common stock is authorized for issuance. All of our compensation plans have been approved by security holders (see Note 13 in the Notes to Consolidated Financial Statements for a description of our plan).

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price per Share of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	10,712,237	$33.76	1,611,062

The other information required by this item is incorporated by reference from the section entitled “Security Ownership of Principal Stockholders and Management” in ICOS’ Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2005.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the section entitled “Related-Party Transactions” in ICOS’ Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2005.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the section entitled “Proposal 5: Ratification of the Appointment of the Independent Registered Public Accounting Firm” in ICOS’ Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2005.

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

(a)    1.    Consolidated Financial Statements

See Index to Consolidated Financial Statements under Item 8 of this Form 10-K.

2.    Consolidated Financial Statement Schedules

Balance sheets of Lilly ICOS LLC as of December 31, 2004 and 2003, and the related statements of operations, members’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2004.

Report of Independent Registered Public Accounting Firm

All other consolidated financial statement schedules have been omitted as the information is not required or the information required is included in the consolidated financial statements or notes thereto.

3.    Exhibits

See Index to Exhibits filed herewith.

LILLY ICOS LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers

Lilly ICOS LLC:

We have audited the accompanying balance sheets of Lilly ICOS LLC as of December 31, 2004 and 2003, and the related statements of operations, members’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lilly ICOS LLC as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Seattle, Washington

March 9, 2005

LILLY ICOS LLC

BALANCE SHEETS

(In thousands)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$97	$43
Accounts receivable, trade	37,883	47,910
Prepaid expenses	4,770	15,340

Total current assets	42,750	63,293
Property and equipment, net	1,466	1,776
License fee, net	13,655	14,897

	$57,871	$79,966

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Payables to members, net	$70,493	$107,791
Coupon redemption accrual	2,016	5,626

Total current liabilities	72,509	113,417

Members’ deficit:
Eli Lilly and Company	(491)	(9,277)
ICOS Corporation	(14,147)	(24,174)

Total members’ deficit	(14,638)	(33,451)

	$57,871	$79,966

See accompanying notes to financial statements.

LILLY ICOS LLC

STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Revenue:
Product sales, net	$421,742	$129,828	$—
Royalties, related party	26,120	14,705	—

Total revenue	447,862	144,533	—

Expenses:
Cost of sales	36,066	12,543	—
Selling, general and administrative
Eli Lilly and Company	559,493	229,130	72,436
ICOS Corporation	47,018	13,980	3,261
Research and development
Eli Lilly and Company	50,977	55,509	52,287
ICOS Corporation	16,341	8,113	3,354

Total expenses	709,895	319,275	131,338

Net loss	$(262,033)	$(174,742)	$(131,338)

See accompanying notes to financial statements.

LILLY ICOS LLC

STATEMENTS OF MEMBERS’ DEFICIT

(In thousands)

	Eli Lilly and Company	ICOS Corporation	Total Members’ Deficit
Balances at December 31, 2001	$(14,603)	$(14,603)	$(29,206)
Member cash contributions	59,685	59,685	119,370
Net loss	(65,669)	(65,669)	(131,338)

Balances at December 31, 2002	(20,587)	(20,587)	(41,174)
Member cash contributions	98,733	83,732	182,465
Member technology license contribution	—	15,000	15,000
Capital distribution	—	(15,000)	(15,000)
Net loss	(87,423)	(87,319)	(174,742)

Balances at December 31, 2003	(9,277)	(24,174)	(33,451)
Member cash contributions	140,423	140,423	280,846
Net loss	(131,637)	(130,396)	(262,033)

Balances at December 31, 2004	$(491)	$(14,147)	$(14,638)

See accompanying notes to financial statements.

LILLY ICOS LLC

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(262,033)	$(174,742)	$(131,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,916	452	232
Changes in operating assets and liabilities:
Accounts receivable, trade	10,027	(47,910)	—
Prepaid expenses	10,570	(6,006)	(9,334)
Payables to members, net	(37,298)	55,869	22,716
Coupon redemption accrual	(3,610)	5,626	—

Net cash used in operating activities	(280,428)	(166,711)	(117,724)

Cash flows from investing activities:
Acquisitions of property and equipment	(364)	(712)	(1,645)

Net cash used in investing activities	(364)	(712)	(1,645)

Cash flows from financing activities:
Member contributions	280,846	182,465	119,370
Capital distributions	—	(15,000)	—

Net cash provided by financing activities	280,846	167,465	119,370

Net increase in cash and cash equivalents	54	42	1
Cash and cash equivalents at beginning of period	43	1	—

Cash and cash equivalents at end of period	$97	$43	$1

See accompanying notes to financial statements.

LILLY ICOS LLC

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise noted)

(1) Organization and Operations

Lilly ICOS LLC (Company), a 50/50-owned limited liability company, was formed in October 1998 by Eli Lilly and Company (Lilly) and ICOS Corporation (ICOS) to develop and commercialize phosphodiesterase type 5 (PDE5) inhibitors. Profits, losses and distributions, except for distributions for payment of license fees to ICOS (which are allocated 100% to Lilly), are allocated based on ownership interests. The Company owns the rights to Cialis® (tadalafil) as an oral therapeutic agent for the treatment of erectile dysfunction and is evaluating tadalafil for the treatment of benign prostate hyperplasia and other medical conditions.

Cialis is being sold in approximately 100 countries for the treatment of erectile dysfunction. Cialis is sold by the Company in North America and Europe (Lilly ICOS territory), using the services of both Lilly and ICOS. In the context of the Lilly ICOS territory; North America is the United States, Canada and Mexico, and Europe is Austria, Belgium, Denmark, Finland, France, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom. Pursuant to a license from the Company, Lilly has exclusive rights to commercialize any PDE5 inhibitor products in the remainder of the world (Lilly territory), and pays royalties to Lilly ICOS, equal to 20% of net sales in those territories. Lilly and ICOS jointly manage the Company and provide it with services and continued funding as required for research, development and commercialization. Lilly is the sole manufacturer of Cialis, under contract with the Company.

(2) Summary of Significant Accounting Policies

(a) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b) Property and Equipment

Property and equipment are stated at cost. Significant additions and improvements to property and equipment are capitalized. Maintenance and repairs are expensed as incurred. Depreciation of property and equipment, including software, is determined using the straight-line method over an estimated useful life of 3 years.

(c) License Fee, Net

In December 2003, in connection with the first commercial sale of Cialis in the United States, the Company received a $15 million capital contribution from Lilly and made a subsequent license fee payment to ICOS in the same amount. As the license fee payment was incurred in connection with product commercialization, the amount has been recorded as an intangible asset, and is being amortized over 12 years on a straight-line basis. Amortization expense totaling $1,242 and $103 in 2004 and 2003, respectively, is included in cost of sales and is allocated 100% to Lilly.

(d) Revenue Recognition

Product sales consist exclusively of sales of Cialis. The Company recognizes revenue upon shipment and transfer of title and risk of loss to the customer. Applicable allowances and discounts are recorded as a reduction of product sales when revenue is recognized. Accruals for coupons, which are redeemed through pharmacies, are recorded as a reduction of revenue when the coupons are distributed, based on the expected redemption rate.

The Company receives a royalty, equal to 20% of net sales of Cialis sold by Lilly or any of its affiliates or sublicensees in the Lilly Territory. Net sales of Cialis subject to the royalty were $130.6 million in 2004 and $73.5 million in 2003. Royalty revenue is recognized in the same period in which Lilly reports the corresponding sale.

LILLY ICOS LLC

NOTES TO FINANCIAL STATEMENTS – (Continued)

(e) Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs all relate to PDE5 inhibitors, including Cialis, and are principally comprised of: hourly based fees for services provided by Lilly and ICOS; clinical studies performed by third parties; materials and supplies to support clinical programs; research-related manufacturing; consulting services; and other expenses incurred to support the Company’s overall research and development program. Research and development costs are expensed as incurred.

(f) Advertising Costs

Advertising production costs are deferred and expensed when the related advertising occurs. The costs of radio time, television time and space in publications are recorded as prepaids and expensed when the related advertising occurs.

(g) Income Taxes

No provision for federal income taxes is included in the financial statements since such taxes, if any, are payable or recoverable by each member.

(h) Foreign Currency Transactions

The Company operates in the United States, Europe, Canada and Mexico. Product sales and operating expenses are denominated in the currencies of the countries in which they are sold or incurred. Foreign currency transaction gains and losses (which have not been significant) are included in the Company’s statement of operations, to the extent the foreign exchange rates on the transaction dates differ from the rates when associated assets or liabilities are settled.

(i) Concentrations of Risk

The Company is subject to credit risk from its accounts receivable related to product sales, and periodically assesses the financial strength of its customers and establishes allowances for anticipated losses, when necessary. The Company sells its products principally to distributors and wholesalers of pharmaceutical products, who in turn sell to retail pharmacy outlets and others.

Lilly manufactures and distributes Cialis for the Company, and provides certain sales and customer service processing functions. If Lilly were unable to provide these services, or did not provide these services on a timely and accurate basis, the Company may be unable to meet market demand for its products and could be materially and adversely affected.

(3) Royalty Obligation

Pursuant to a license agreement with a third party, the Company is obligated to pay a 5% royalty based on the net sales of its PDE5 inhibitor products in the Lilly ICOS territory. Lilly is obligated to pay the royalty based on sales in the Lilly territory. Royalty expenses are included in cost of sales.

(4) Research and Development Service Agreement

In October 1998, the Company entered into a Research and Development Service Agreement (R&D Agreement) with Lilly and ICOS. Under the terms of the R&D Agreement, to the extent requested by the Company, Lilly and ICOS will perform research and development activities to evaluate PDE5 inhibitor product candidates. The Company reimburses Lilly and ICOS a per-hour amount, calculated on the basis of actual hours incurred by Lilly and ICOS personnel, plus certain development and administrative expenses. The Company may also contract with other parties to provide research and development services.

LILLY ICOS LLC

NOTES TO FINANCIAL STATEMENTS – (Continued)

(5) Marketing and Sales Service Agreement

In October 1998, the Company entered into a Marketing and Sales Service Agreement (Marketing Agreement) with Lilly and ICOS to jointly promote the Company’s future products. Under the terms of the Marketing Agreement, as amended, the Company reimburses Lilly and ICOS for certain marketing and sales expenses. The Company, Lilly or ICOS may also contract with other parties to provide marketing and sales services.

(6) Prepaid Expenses

	December 31,
	2004	2003
Marketing and advertising	$1,332	$8,863
Meetings and conferences	15	4,260
Promotional items	973	819
Other	2,450	1,398

	$4,770	$15,340

(7) Property and Equipment, Net

	December 31,
	2004	2003
Trade show booth	$1,045	$1,045
Software	1,676	1,312

Total cost	2,721	2,357
Accumulated depreciation and amortization	(1,255)	(581)

	$1,466	$1,776

(8) Segment Information

The Company operates in one segment, the development and commercialization of pharmaceutical products for human therapeutic use. The Company currently derives its product revenues exclusively from sales of Cialis in Europe and North America, principally to distributors and wholesalers of pharmaceutical products, and also generates royalty revenue, from Lilly, on sales of Cialis in the Lilly territories.

Product sales are reported in the geographic area in which they originate as follows:

	2004	2003
Product sales, net:
United States	$206,584	$27,923
Germany	37,822	25,580
Italy	31,005	16,567
France	30,340	15,501
United Kingdom	28,026	13,950
Other countries	87,965	30,307

	$421,742	$129,828

In the United States, three wholesalers account for approximately 95% of net sales. The Company believes that if these wholesalers ceased distributing Cialis, other wholesalers already distributing Cialis would absorb the incremental sales volume with minimal interruption to the Company’s business.

All long-lived assets are located in the United States.

LILLY ICOS LLC

NOTES TO FINANCIAL STATEMENTS – (Continued)

(9) Legal Proceedings

In October 2002, Pfizer Inc., Pfizer Limited, and Pfizer Ireland Pharmaceuticals filed a patent infringement lawsuit against ICOS, Lilly ICOS and Lilly in the United States District Court for the District of Delaware. The complaint alleges that the intended and imminent use, offering for sale, selling, manufacture, or importing into the United States upon FDA approval of Cialis for the treatment of erectile dysfunction by ICOS, Lilly ICOS and Lilly will constitute infringement of plaintiffs’ U.S. Patent No. 6,469,012. The plaintiffs seek a judgment declaring that the defendants’ using, selling, offering for sale, making or importing of Cialis for the treatment of erectile dysfunction will infringe this patent. The plaintiffs also seek a permanent injunction, attorneys’ fees, costs and expenses. In January 2003, we filed an answer denying the central allegations of plaintiffs’ complaint and setting forth various affirmative defenses. In September 2003, the PTO ordered the reexamination of U.S. Patent No. 6,469,012. The reexamination process is provided for by law and requires the PTO to reconsider the validity of the patent based on substantial new questions of patentability raised by any party in a request for reexamination. In November 2003, the District Court stayed, or suspended, the patent infringement lawsuit, pending the outcome of the reexamination. Subsequently, Lilly ICOS, and certain other parties filed further reexamination requests, related to U.S. Patent No. 6,469,012, which the PTO merged with its own reexamination. On February 14, 2005, the PTO issued its first office action, rejecting Pfizer’s claim 24 of U.S. Patent No. 6,469,012, which is the sole claim at issue in our litigation with Pfizer. In this office action, the Examiner rejected claim 24 because certain prior art rendered the claimed invention not new and therefore unpatentable under 35 U.S.C. §102(b) and obvious under the judicially created doctrine of obviousness-type double patenting. The Examiner did not accept any of the other arguments made in the various petitions for reexamination. Pfizer will have at least 60 days from the Examiner’s office action in which to respond. According to PTO procedure, following Pfizer’s response, the PTO should issue a further action. Pfizer can challenge the result of a final office action within the PTO and subsequently in court.

In October 2001, Pfizer’s corresponding European method-of-use patent (EP702555) was revoked in an opposition proceeding in the European Patent Office. Pfizer appealed this decision to the Technical Board of Appeal of the European Patent Office. In February 2005, the Technical Board of Appeal dismissed Pfizer’s appeal of the revocation of the patent. This appeal was the final legal action open to Pfizer in the European Patent Office with regards to this patent. The United Kingdom Court of Appeal also previously held the United Kingdom counterpart to this patent invalid. While the legal actions in the United Kingdom and European Patent Office were conclusively resolved in our favor, they may not be indicative of legal outcomes in other jurisdictions.

Lilly ICOS, ICOS and Lilly, as appropriate, have also initiated or are defending lawsuits and/or administrative proceedings against Pfizer in other jurisdictions around the world with respect to patents corresponding to Pfizer’s U.S. and the European Patent Office “method of use” patents. Presently, other than in the United States, such litigation is pending in Australia, Brazil, Canada, Mexico, New Zealand and South Africa. Litigation in other countries may ensue as the worldwide commercialization of Cialis proceeds. The resolution of the litigation in these various countries could take years.

Litigation is inherently unpredictable and the eventual outcome in a particular case is impossible to determine in advance. We believe that Pfizer’s suits lack merit and intend to vigorously pursue our various defenses. If Pfizer were to prevail in one or more countries, however, we might be subject to substantial damages, prohibited from marketing Cialis for the treatment of erectile dysfunction in those countries, or required by Pfizer to enter into a licensing agreement to market Cialis in those countries. Any such adverse result could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

INDEX TO EXHIBITS

Note
3.1	Restated Certificate of Incorporation of ICOS Corporation	A
3.2	Restated Bylaws of ICOS Corporation	K
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	M
4.1	Indenture, dated as of June 20, 2003, between ICOS Corporation and Wells Fargo Bank, National Association, as Trustee, for 2% Convertible Subordinated Notes due July 1, 2023	O
10.1	ICOS Corporation 1989 Stock Option Plan (Amended and Restated as of January 8, 1997)	D
10.2	ICOS Corporation 1991 Stock Option Plan for Non-employee Directors (Amended and Restated as of January 8, 1997)	D
10.3	ICOS Corporation 1999 Stock Option Plan (Amended and Restated as of January 21, 2004)	P
10.4	Amended and Restated Stock Option Grant Program for Non-employee Directors under the ICOS Corporation 1999 Stock Option Plan	P
10.5	Employment Agreement dated as of September 16, 1993 between Gary Wilcox and ICOS Corporation	C
10.6	Employment Agreement between Paul N. Clark and ICOS Corporation dated June 11, 1999	I
10.7	Rights Agreement dated as of August 9, 2002, between ICOS Corporation and Mellon Investor Services, LLC, as Rights Agent	M
10.8	Industrial Real Estate Lease dated February 6, 1992 between WRC Properties, Inc. and ICOS Corporation	B
10.9	First Amendment dated August 21, 1992 to Industrial Real Estate Lease Agreement between WRC Properties, Inc. and ICOS Corporation	N
10.10	Industrial Real Estate Lease Renewal and Amendment Agreement dated August 5, 1997 between WRC Properties, Inc. and ICOS Corporation	F
10.11	Third Amendment dated April 15, 2002 to Industrial Real Estate Lease Agreement dated February 6, 1992 between Teachers Insurance & Annuity Association of America, Inc., as successors to WRC Properties, Inc., and ICOS Corporation	N
10.12	Real Estate Purchase and Sale Agreement dated October 30, 1992 between Canyon Park Business Center Limited Partnership and ICOS Corporation	B
10.13	Industrial Real Estate Lease dated December 20, 1996 between WRC Properties, Inc. and ICOS Corporation	F
10.14	First Amendment dated August 5, 1997 to Industrial Real Estate Lease Agreement between WRC Properties, Inc. and ICOS Corporation	N
10.15	Second Amendment dated October 30, 1998 to Industrial Real Estate Lease Agreement between Teachers Insurance & Annuity Association of America, Inc., as successors to WRC Properties, Inc., and ICOS Corporation	H
10.16	Third Amendment dated April 15, 2002 to Industrial Real Estate Lease Agreement dated December 20, 1996 between Teachers Insurance & Annuity Association of America, Inc., as successors to WRC Properties, Inc., and ICOS Corporation	N
10.17	Industrial Real Estate Lease Agreement dated May 20, 1997 between Benaroya Capital Company, LLC and ICOS Corporation	F
10.18	First Amendment dated February 18, 1998 to Industrial Real Estate Lease Agreement dated May 20, 1997 between Benaroya Capital Company, LLC and ICOS Corporation	N
10.19	Second Amendment dated August 13, 2001 to Industrial Real Estate Lease Agreement dated May 20, 1997 between Benaroya Capital Company, LLC and ICOS Corporation	N
10.20	Industrial Real Estate Lease Agreement dated September 6, 2000 between Benaroya Capital Company, LLC and ICOS Corporation	J
10.21	Industrial Real Estate Lease Agreement dated January 7, 1999 between CarrAmerica Realty Corporation and ICOS Corporation	H
10.22	First Amendment dated April 11, 2001 to Industrial Real Estate Lease Agreement dated January 7, 1999 between CarrAmerica Realty Corporation and ICOS Corporation	L

Note
10.23	Industrial Real Estate Lease Agreement dated June 4, 2001, between Benaroya Capital Company, LLC and ICOS Corporation	N
10.24	Industrial Real Estate Lease Agreement dated November 1, 2002, between Bellevue Trade Center, LLC and ICOS Corporation	N
10.25	Limited Liability Company Agreement of Lilly ICOS LLC (LLC Agreement) dated September 30, 1998 between ICOS Corporation and Eli Lilly and Company, including Exhibit E thereto	G	*
10.26	Lilly License Agreement, dated September 30, 1998, between Lilly ICOS LLC and Eli Lilly and Company (Exhibit A to the LLC Agreement)	G	*
10.27	PDE5 License Agreement, dated September 30, 1998, between ICOS Corporation and Lilly ICOS LLC (Exhibit B to the LLC Agreement)	G	*
10.28	Research and Development Agreement, dated September 30, 1998, among ICOS Corporation, Lilly ICOS LLC and Eli Lilly and Company (Exhibit C to the LLC Agreement)	G	*
10.29	Amended and Restated Marketing and Sales Service Agreement by and among Lilly ICOS LLC, Eli Lilly and Company and ICOS Corporation, executed on December 17, 2004 and dated January 1, 2003	E	*
10.30	Registration Rights Agreement, dated as of June 20, 2003, for 2% Convertible Subordinated Notes due July 1, 2023	O
10.31	Co-Promotion Agreement by and between Solvay Pharmaceuticals, Inc., on behalf of its wholly-owned subsidiary, Unimed Pharmaceuticals, Inc., and ICOS Corporation, through its subsidiary, ICOS Technology Services, LLC, dated as of January 28, 2005	P	*
23.1	Consent of KPMG LLP (ICOS Corporation)	Q
23.2	Consent of KPMG LLP (Lilly ICOS LLC)	Q
31.1	Section 302 Certification of Paul N. Clark	Q
31.2	Section 302 Certification of Michael A. Stein	Q
32.1	Certification of Paul N. Clark Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Q
32.2	Certification of Michael A. Stein Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Q

Legend to Exhibit Index:

Note
A	Filed as an exhibit to the Company’s Registration Statement (Registration No. 333-3312) effective May 7, 1996 and incorporated herein by reference.
B	Filed as an exhibit to the Company’s Form 10-K Annual Report on March 29, 1993 (File No. 000-19171) and incorporated herein by reference.
C	Filed as an exhibit to the Company’s Form 10-Q Quarterly Report on November 2, 1993 (File No. 000-19171) and incorporated herein by reference.
D	Filed as an exhibit to the Company’s Form 10-K Annual Report on March 31, 1997 (File No. 000-19171) and incorporated herein by reference.
E	Filed as an exhibit to the Company’s Form 8-K Current Report on December 17, 2004 (File No. 000-19171) and incorporated herein by reference.
F	Filed as an exhibit to the Company’s Form 10-Q Quarterly Report on November 17, 1997 (File No. 000-19171) and incorporated herein by reference.
G	Filed as an exhibit to the Company’s Form 10-Q Quarterly Report on November 13, 1998 (File No. 000-19171) and incorporated herein by reference.
H	Filed as an exhibit to the Company’s Form 10-K Annual Report on March 31, 1999 (File No. 000-19171) and incorporated herein by reference.
I	Filed as an exhibit to the Company’s Form 10-Q Quarterly Report on August 13, 1999 (File No. 000-19171) and incorporated herein by reference.
J	Filed as an exhibit to the Company’s Form 10-K Annual Report on March 29, 2001 (File No. 000-19171) and incorporated herein by reference.

Note
K	Filed as an exhibit to the Company’s Form 10-Q Quarterly Report on November 14, 2001 (File No. 000-19171) and incorporated herein by reference.
L	Filed as an exhibit to the Company’s Form 10-K Annual Report on March 29, 2002 (File No. 000-19171) and incorporated herein by reference.
M	Filed as an exhibit to the Company’s Registration Statement on Form 8-A filed on August 9, 2002 (Registration No. 000-19171) and incorporated herein by reference.
N	Filed as an exhibit to the Company’s Form 10-K Annual Report on March 13, 2003 (File No. 000-19171) and incorporated herein by reference.
O	Filed as an exhibit to the Company’s Form 10-Q Quarterly Report on August 5, 2003 (File No. 000-19171) and incorporated herein by reference.
P	Filed as an exhibit to the Company’s Form 8-K Current Report on January 28, 2005 (File No. 000-19171) and incorporated herein by reference.
Q	Filed with this document.
*	Confidential treatment has been granted with respect to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bothell, State of Washington, on the 11th day of March, 2005.

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

Signature	Title	Date

/s/ PAUL N. CLARK Paul N. Clark	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 11, 2005

/s/ MICHAEL A. STEIN Michael A. Stein	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2005

/s/ GARY L. WILCOX Gary L. Wilcox	Director and Executive Vice President, Operations	March 11, 2005

/s/ TERESA BECK Teresa Beck	Director	March 11, 2005

/s/ VAUGHN D. BRYSON Vaughn D. Bryson	Director	March 11, 2005

/s/ FRANK T. CARY Frank T. Cary	Director	March 11, 2005

/s/ JAMES L. FERGUSON James L. Ferguson	Director	March 11, 2005

/s/ DAVID V. MILLIGAN David V. Milligan	Director	March 11, 2005

/s/ ROBERT W. PANGIA Robert W. Pangia	Director	March 11, 2005

/s/ JACK W. SCHULER Jack W. Schuler	Director	March 11, 2005