Form 10-Q
period 2005-03-31
ICOS CORP / DE
filed 2005-05-05
CIK 874294

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at March 31, 2005
Common Stock, $0.01 par value	63,846,090

ICOS CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

PART 1. Financial Information

ITEM 1.	Financial Statements

ICOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue:
Lilly ICOS collaboration	$10,360	$14,067
Contract manufacturing	2,474	2,456
Co-promotion services	950	—

Total revenue	13,784	16,523

Operating expenses:
Research and development	22,213	17,254
Marketing and selling	10,434	9,797
Cost of contract manufacturing	1,851	2,513
General and administrative	5,005	4,153

Total operating expenses	39,503	33,717

Operating loss	(25,719)	(17,194)
Other income (expense):
Equity in losses of Lilly ICOS	(20,679)	(69,237)
Interest expense	(1,704)	(1,711)
Interest and other income	1,718	1,839

Net loss	$(46,384)	$(86,303)

Net loss per common share – basic and diluted	$(0.73)	$(1.36)

Weighted-average common shares outstanding – basic and diluted	63,799	63,237

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$17,083	$12,778
Investment securities, at market value	177,884	209,332
Interest receivable	1,445	1,607
Receivable from Lilly ICOS	11,540	15,053
Other	6,815	7,334

Total current assets	214,767	246,104
Investment securities, at market value	43,772	52,052
Property and equipment, net	19,168	19,206
Deferred financing costs and other	7,312	7,619

	$285,019	$324,981

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Payables and accruals	$21,017	$21,374
Accrued interest	1,393	2,787
Due to Lilly ICOS	20,748	14,147
Deferred revenue	1,391	1,495

Total current liabilities	44,549	39,803

Convertible subordinated debt	278,650	278,650

Stockholders’ equity (deficit):
Common stock	638	636
Additional paid-in capital	796,557	794,311
Accumulated other comprehensive income	(1,270)	(698)
Accumulated deficit	(834,105)	(787,721)

Total stockholders’ equity (deficit)	(38,180)	6,528

	$285,019	$324,981

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(46,384)	$(86,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,420	2,887
Equity in losses of Lilly ICOS	20,679	69,237
Changes in operating assets and liabilities:
Receivables and other assets	4,163	(395)
Payables and accruals	(1,855)	(1,562)

Net cash used in operating activities	(20,977)	(16,136)

Cash flows from investing activities:
Purchases of investment securities	(65,835)	(169,834)
Maturities of investment securities	33,036	26,460
Sales of investment securities	71,517	152,568
Acquisitions of property and equipment	(1,410)	(1,212)
Collection of note receivable arising from sale of partnership interests	—	6,000
Investments in Lilly ICOS	(14,255)	(24,858)

Net cash provided by (used in) investing activities	23,053	(10,876)

Cash flows from financing activities:
Proceeds from stock options	2,229	3,671

Net cash provided by financing activities	2,229	3,671

Net increase (decrease) in cash and cash equivalents	4,305	(23,341)
Cash and cash equivalents, beginning of period	12,778	32,729

Cash and cash equivalents, end of period	$17,083	$9,388

Supplemental disclosure of cash flow information:
Interest payments on convertible subordinated debt	$2,787	$2,957

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

The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

In our opinion, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary to present fairly our financial position as of March 31, 2005 and December 31, 2004, and our results of operations and cash flows for the three months ended March 31, 2005 and 2004. Interim results are not necessarily indicative of results for a full year.

Revenue Recognition

We recognize revenue from our contracts for research, development, marketing and sales services, including those under collaborative agreements, as the related costs are incurred. We refer to this revenue as “collaboration revenue.” Payments received, related to future performance, are deferred and recognized as revenue when the future performance occurs.

Nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred, and recognized as revenue as we provide the services required under the agreement. We recognize nonrefundable upfront technology fees as revenue based on the ratio of current development costs to total estimated current and future development costs through the date we expect to file a New Drug Application (NDA), or an equivalent, with the U.S. Food and Drug Administration (FDA). We believe this method appropriately matches revenue with the estimated costs of the development effort. We also believe that development costs are the best available surrogate for benefits obtained as data is collected and other research and development activities progress in the collaboration.

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

Co-promotion services revenue represents fees earned for physician details (sales calls) and other activities related to our promotion of others’ products. We recognize co-promotion service revenue, per-detail, at contractual rates, based on the number of qualifying sales calls performed during the period. Contingent fee revenue, based on achievement of certain sales objectives would be recognized, per-detail, once the objectives are achieved or exceeded.

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

Had we determined compensation cost based on the fair value of our stock options on the grant date under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” our net loss and net loss per share would have been the following pro forma amounts:

	Three Months Ended March 31,
	2005	2004
Net loss:
As reported	$(46,384)	$(86,303)
Add: Stock based employee compensation expense included in reported net loss	—	69
Deduct: Stock based employee compensation expense determined under fair value based method for all awards	(7,690)	(9,041)

Pro forma	$(54,074)	$(95,275)

Net loss per share—basic and diluted:
As reported	$(0.73)	$(1.36)

Pro forma	$(0.85)	$(1.51)

The estimated per share weighted-average grant date fair value of stock options awarded during the three months ended March 31, 2005 and 2004, was $12.16 and $27.67, respectively. Amounts were determined using the Black-Scholes option pricing model based on the following assumptions:

	Three Months Ended March 31,
	2005	2004
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.0%	3.4%
Expected volatility	43.0%	68.1%
Expected life in years	6.3	6.6

In the first quarter of 2005, we updated the volatility assumption used to estimate the fair value of our employee stock options. The expected volatility used in 2005 was determined considering historical volatility of our common stock over the preceding two years, implied volatility of near-the-money traded stock options with remaining contractual maturities of approximately two years and significant changes in our business that we believe have resulted in lower historical and implied volatility.

Reclassifications

Certain amounts reported in prior years have been reclassified to conform to the 2005 presentation.

2.	Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), (SFAS 123R), “Share-Based Payment.” On April 14, 2005, the U.S. Securities and Exchange Commission adopted a rule amending the timing of our required implementation of SFAS 123R, from the beginning of the third quarter of 2005, to the beginning of the 2006 first quarter. SFAS 123R requires ICOS to measure the cost of employee services received in exchange for an award of an equity instrument, such as stock options, based on the grant-date fair-value of the award. The associated cost must be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). SFAS 123R provides for a variety of implementation alternatives, including accounting for the change prospectively or restating previously reported amounts to reflect the compensation expense that would have been recorded had SFAS 123R been applied in those prior periods. We are in the process of determining the impact of SFAS 123R on our financial statements, including which implementation alternative we will select.

3.	Lilly ICOS Operating Results

Lilly ICOS LLC (Lilly ICOS), our 50/50 owned joint venture with Eli Lilly and Company (Lilly), is marketing Cialis® (tadalafil), for the treatment of erectile dysfunction, in North America and Europe. Cialis is also available outside of North America and Europe, where Lilly has exclusive marketing rights and pays royalties to Lilly ICOS equal to 20% of net sales.

The following table summarizes the operating results of Lilly ICOS for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
Revenue:
Product sales, net	$111,194	$75,017
Royalties	7,790	6,652

Total revenue	118,984	81,669

Expenses:
Cost of sales*	9,752	6,573
Selling, general and administrative	137,027	195,053
Research and development	13,874	18,827

Total expenses	160,653	220,453

Net loss	$(41,669)	$(138,784)

*	Includes $103 per month of license fee amortization applicable only to Lilly’s interest in Lilly ICOS.

4.	Comprehensive Loss

	Three Months Ended March 31,
	2005	2004
Net loss	$(46,384)	$(86,303)
Net unrealized losses on investment securities	(395)	(140)
Equity in Lilly ICOS’ unrealized loss on foreign currency hedge	(177)	—

Comprehensive loss	$(46,956)	$(86,443)

5.	Net Loss per Common Share

Net loss per common share is calculated using the weighted-average number of common shares outstanding during the period. For the three months ended March 31, 2005, shares issuable upon exercise of options to acquire 11.6 million shares of common stock and 4.5 million shares of common stock issuable upon the conversion of convertible subordinated debt, were excluded from the computation of net loss per common share because their impact would be antidilutive. For the three months ended March 31, 2004, options to acquire 11.2 million shares of common stock, shares issuable upon exercise of warrants to acquire 7.4 million shares of common stock, and 4.5 million shares of common stock issuable upon the conversion of convertible subordinated debt, were excluded from the computation of net loss per common share because their impact would be antidilutive.

6.	Legal Proceedings

In October 2002, Pfizer Inc., Pfizer Limited, and Pfizer Ireland Pharmaceuticals filed a patent infringement lawsuit against ICOS, Lilly ICOS and Lilly in the United States District Court for the District of Delaware. The complaint alleges that the intended and imminent use, offering for sale, selling, manufacture, or importing into the United States upon FDA approval of Cialis for the treatment of erectile dysfunction by ICOS, Lilly ICOS and Lilly will constitute infringement of plaintiffs’ U.S. Patent No. 6,469,012. The plaintiffs seek a judgment declaring that the defendants’ using, selling, offering for sale, making or importing of Cialis for the treatment of erectile dysfunction will infringe this patent. The plaintiffs also seek a permanent injunction, attorneys’ fees, costs and expenses. In January 2003, we filed an answer denying the central allegations of plaintiffs’ complaint and setting forth various affirmative defenses. In September 2003, the U.S. Patent and Trademark Office (PTO) ordered the reexamination of U.S. Patent No. 6,469,012. The reexamination process is provided for by law and requires the PTO to reconsider the validity of the patent based on substantial new questions of patentability raised by any party in a request for reexamination. In November 2003, the District Court stayed, or suspended, the patent infringement lawsuit, pending the outcome of the reexamination. Subsequently, Lilly ICOS, and certain other parties filed further reexamination requests, related to U.S. Patent No. 6,469,012, which the PTO merged with its own reexamination. In February 2005, the PTO issued its first office action, rejecting Pfizer’s claim 24 of U.S. Patent No. 6,469,012, which is the sole claim at issue in our litigation with Pfizer. In this office action, the Examiner rejected claim 24 because certain prior art rendered the claimed invention not new and therefore unpatentable under 35 U.S.C. §102(b) and obvious under the judicially created doctrine of obviousness-type double patenting. The Examiner did not accept any of the other arguments made in the various petitions for reexamination. On April 8, 2005, Pfizer responded to the office action. According to PTO procedure, following Pfizer’s response, the PTO should issue a further action which may finalize the rejection of claim 24 or may reissue claim 24. Pfizer can challenge the result of a final office action within the PTO and subsequently in court. On March 23, 2005, we filed a separate and new request for reexamination of claim 24 of U.S. Patent No. 6,469,012. The PTO has acknowledged the filing of this request and will determine whether to order a reexamination as requested.

ICOS, Lilly and Lilly ICOS, as appropriate, also have initiated or are defending lawsuits and/or administrative proceedings against Pfizer in other jurisdictions around the world regarding patents corresponding to Pfizer’s U.S. “method of use” patent. Presently, other than in the United States, such litigation is pending in Australia, Brazil, Canada, Mexico, New Zealand and South Africa. Litigation in other countries may ensue as the worldwide commercialization of Cialis proceeds. The resolution of the litigation in these various countries could take years.

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

Overview

The following management discussion and analysis is intended to provide information which will enhance a reader’s understanding of our business, results of operations, financial condition and related matters. It is organized as follows:

•	In the section entitled “ICOS Corporation Background,” we briefly describe the importance of collaborations to our business, the business environment in which we operate, our approved product (Cialis) and our research and development programs.

•	In “Results of Operations,” we discuss each of our most critical accounting policies as well as the primary factors that are likely to contribute to significant variability of our results of operations from period to period. We then provide detailed narrative regarding significant changes in our and Lilly ICOS’ results of operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

•	At “2005 Financial Guidance,” we provide our expectations regarding ICOS’ and Lilly ICOS’ results of operations for the year ending December 31, 2005 and the 2005 second quarter.

•	Under the section entitled “Liquidity and Capital Resources,” we discuss our March 31, 2005 liquidity, our cash flows for the three months ended March 31, 2005, compared to those for the three months ended March 31, 2004, and factors that may influence our future cash requirements.

•	In the section entitled “Recent Accounting Pronouncement” we discuss required changes in our accounting for share-based payment transactions, including stock options. These changes are required to be implemented by our 2006 first quarter.

•	Finally, under the sections entitled “Important Factors Regarding Forward-Looking Statements” and “Risk Factors”, we describe uncertainties and known risks related to our forward-looking statements, business and industry.

ICOS Corporation Background

ICOS Corporation is a biotechnology company that is dedicated to bringing innovative therapeutic products to patients. Through Lilly ICOS, we are marketing Cialis (tadalafil) for the treatment of erectile dysfunction. We are working to develop and commercialize treatments for serious unmet medical conditions such as benign prostatic hyperplasia (BPH), pulmonary arterial hypertension (PAH), cancer and inflammatory diseases.

Cialis (tadalafil)

Our first commercial product, Cialis, is being prescribed around the world for patients with erectile dysfunction. Cialis is being manufactured and marketed by Lilly ICOS, which has rights to commercialize it in North

America and Europe. Lilly has exclusive rights to market Cialis in the remainder of the world, and pays royalties to Lilly ICOS, equal to 20% of net sales in those territories.

Lilly ICOS launched Cialis, in Europe, during the first quarter of 2003. Cialis became available for the treatment of erectile dysfunction, in Mexico, in August 2003, and in the United States and Canada in November 2003.

Lilly ICOS also has an ongoing Phase 2 program to evaluate tadalafil as a potential treatment for BPH and plans to initiate a pivotal clinical study in PAH during the summer of 2005.

Discovery and Preclinical Research

We continue to evaluate possible new product candidates in our discovery and preclinical research programs. Our most advanced discovery and preclinical research compounds include a cell cycle checkpoint inhibitor for cancer, a phosphodiesterase type 4 enzyme (PDE4) inhibitor for an inflammatory disease and an oral leukocyte function-associated antigen one (LFA-1) antagonist for psoriasis.

Discontinued Product Candidates

In March 2005, we announced that a Phase 2 study of IC485, a PDE4 inhibitor we were evaluating for the treatment of chronic obstructive pulmonary disease, did not meet the primary endpoint of improved lung function. We have no plans for further development of IC485.

In January 2004, we concluded that resiniferatoxin (RTX®), a compound we were studying for the treatment of interstitial cystitis, was not effective in relieving patients’ symptoms. As a result, we elected not to pursue additional studies of interstitial cystitis.

Collaboration with Solvay Pharmaceuticals, Inc.

In January 2005, we entered into a co-promotion agreement with Solvay Pharmaceuticals, Inc., whereby our U.S. sales representatives call on physicians and provide other promotional support for AndroGel (testosterone gel) 1% CIII. AndroGel is a gel approved in the U.S. for replacement therapy in men for conditions associated with a defiency or absence of a man’s own testosterone. We receive a fee per-sales-call, up to a maximum number of calls, and may receive additional fees based on the achievement of specified sales goals. The agreement terminates on December 31, 2006. Either party may terminate the agreement sooner upon the occurrence of certain events, including the product’s inability to achieve certain sales objectives.

Results of Operations

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are identified and discussed in our Annual Report on Form 10-K for the year ended December 31, 2004. They include revenue recognition, accounting for our share of the operating results of our unconsolidated affiliates, and estimating expenses from contracted research and clinical study activities conducted by various third parties.

General

Our results of operations may vary significantly from period to period. Operating results will depend on, among other factors, the timing, cost and success of new product launches by us or our affiliates, competition for our or our affiliates’ products, the timing of expenses, continued funding by collaboration partners, and the timing and progression of research, development, marketing and sales activities. We may experience significant fluctuations in collaboration revenue, revenue from licenses of technology and contract manufacturing revenue. Collaboration revenue will vary depending upon the timing and amount of marketing and sales activities, the extent and timing of research and development collaboration activities, and our level of participation in those activities. Revenue from licenses of technology will vary as a result of (i) the nature and extent of product collaboration and other licensing transactions, (ii) the timing of milestone payments, and (iii) changes in estimated development costs and/or expected completion dates, which depend on the success of clinical studies and other research and development efforts. Contract manufacturing revenue may fluctuate depending upon our needs to manufacture our own internal product candidates, our ability to attract third parties to utilize any remaining manufacturing capacity and the particular terms of the manufacturing agreements. Collaboration activities, including both research and development programs and activities associated with commercialized products, are subject to the joint oversight of the collaborating parties and, in the case of Lilly ICOS, could cause the amount of affiliate losses to fluctuate significantly from period to period.

Net Loss

We reported a net loss of $46.4 million ($0.73 per share) for the three months ended March 31, 2005, compared to a net loss of $86.3 million ($1.36 per share) for the three months ended March 31, 2004.

Revenue

Total revenue was $13.8 million in the first quarter of 2005, compared to $16.5 million in the first quarter of 2004.

Collaboration revenue from Lilly ICOS totaled $10.4 million in the first quarter of 2005, compared to $14.1 million in the first quarter of 2004. The decrease primarily reflects a reduction in Lilly ICOS’ reimbursement of our U.S. sales force expenses, from 100% of costs in 2004, to 60% beginning in January 2005.

Co-promotion services revenue was $1.0 million in the 2005 first quarter. We began promoting AndroGel to physicians, on behalf of Solvay Pharmaceuticals, in February 2005.

Operating Expenses

Total operating expenses were $39.5 million for the three months ended March 31, 2005, compared to $33.7 million for the three months ended March 31, 2004.

Research and development. Research and development expenses increased $5.0 million from the three months ended March 31, 2004, to $22.2 million for the three months ended March 31, 2005. The increase was due to costs associated with our discovery and preclinical research programs and incremental development activities being performed by ICOS personnel on behalf of Lilly ICOS.

The following table provides information regarding our research and development expenses, by project:

	Three Months Ended March 31,
(In thousands)	2005	2004
Cialis (tadalafil) (approved product)	$3,686	$2,812
Discontinued clinical projects:
IC485	3,425	1,842
RTX	—	1,174
IC14	—	288
Indirect clinical costs	1,848	1,769
Discovery and preclinical research	13,254	9,369

Total research and development expenses	$22,213	$17,254

Marketing and selling. Marketing and selling expenses increased $0.6 million, to $10.4 million in the first quarter of 2005, compared to $9.8 million in the first quarter of 2004. AndroGel promotional activities did not significantly impact our sales force costs.

Cost of contract manufacturing. Contract manufacturing expenses totaled $1.9 million in the 2005 first quarter, compared to $2.5 million in the same period of the prior year. The decline reflects lower material costs for certain manufacturing contracts and differences in the specific services provided in each period.

General and administrative. General and administrative expenses were $5.0 million in the first quarter of 2005, compared to $4.2 million in the first quarter of 2004. The increase includes the impact of annual compensation increases effective the beginning of 2005 and incremental expenses associated with a new financial information system implemented in mid-2004.

Equity in Losses of Lilly ICOS

Our equity in losses of Lilly ICOS was $20.7 million in the 2005 first quarter, compared to $69.2 million in the first quarter of 2004. Decreased Lilly ICOS losses in 2005 reflect the impact of increased worldwide Cialis revenues and an overall reduction in selling and marketing costs compared to the 2004 first quarter. Lilly ICOS’ 2005 first quarter results were negatively affected by an estimated $27 million of U.S. wholesaler inventory reductions.

Lilly ICOS Results of Operations

Worldwide net product sales of Cialis for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
(In thousands)	2005	2004
Lilly ICOS territories:
United States	$42,744	$32,807
Europe	56,264	36,356
Canada and Mexico	12,186	5,854

Total Lilly ICOS	111,194	75,017
Lilly territories	38,948	33,260

Worldwide total	$150,142	$108,277

In December 2004, Lilly ICOS began taking steps to reduce U.S. wholesaler inventories of Cialis and, by early February 2005, new agreements with U.S. wholesalers had been entered into. Lilly ICOS estimates that its 2005 first quarter results were negatively affected by approximately $27 million of aggregate reductions in U.S. wholesale inventories of Cialis.

Total expenses were $160.7 million in the first quarter of 2005, compared to $220.5 million in the first quarter of 2004.

Cost of sales increased $3.2 million, to $9.8 million in the 2005 first quarter, compared to $6.6 million in the same period a year ago. As a percent of net product sales, cost of sales was 8.8% in both periods.

Selling, general and administrative expenses decreased $58.0 million from the first quarter of 2004, to $137.0 million in the first quarter of 2005. The decrease was primarily due to the high level of sales and marketing expenses, in early 2004, shortly after Cialis was launched in the U.S.

Research and development expenses declined to $13.9 million in the first quarter of 2005, compared to $18.8 million in the first quarter of 2004, primarily due to the completion of certain activities associated with the U.S. launch of Cialis.

2005 Financial Guidance

For 2005, we expect that ICOS Corporation’s net loss will be in the range of $70 million ($1.09 per share) to $83 million ($1.29 per share). The decrease from the 2004 net loss of $198 million ($3.13 per share) is primarily due to our expectation that Lilly ICOS will become profitable during 2005. We expect Cialis market share and revenues will continue to grow in 2005 and that certain Lilly ICOS selling and marketing expenses will decline compared to 2004. For 2005, we expect Lilly ICOS’ net income will be in the range of $30 million to $50 million, with ICOS Corporation’s share being in the $15 million to $25 million range.

For the second quarter of 2005, we expect that ICOS Corporation’s net loss will be in the range of $21 million to $30 million, approximately $0.33 per share to $0.47 per share. The decrease in net loss, compared to the 2005 first quarter is primarily due to the performance of Lilly ICOS. In the 2005 second quarter, we expect Lilly ICOS to generate between a $10 million net loss and a $5 million net profit.

Liquidity and Capital Resources

At March 31, 2005, we had cash, cash equivalents, investment securities and associated interest receivable of $240.2 million, compared to $275.8 million at December 31, 2004. The decrease primarily reflects net cash used in operating activities and our 2005 first quarter funding of Lilly ICOS.

We used $21.0 million in cash for operating activities during the three months ended March 31, 2005, compared to $16.1 million during the three months ended March 31, 2004. The change in operating cash flow primarily reflects the higher operating loss in 2005, partially offset by the collection of operating receivables.

We generated $23.1 million in cash from investing activities during the first three months of 2005, compared to using $10.9 million in cash for investing activities during the first three months of 2004. Cash provided by investing activities in the first three months of 2005 included a $38.7 million net decrease in our investment portfolio, compared to a $9.2 million net decrease in our investment portfolio in the first three months of 2004. The net decrease in our investment portfolio in 2005 primarily reflects investment sales and maturities used to fund operations and capital contributions to Lilly ICOS. Cash inflows from investing activities in 2004 also included $6.0 million in proceeds from the sale of our partnership interests in ICOS-Texas Biotechnology L.P. Capital contributions to Lilly ICOS decreased $10.6 million in the first quarter of 2005. These capital contributions generally occur one quarter in arrears. The decreased funding in 2005 reflects lower Lilly ICOS operating losses in the fourth quarter of 2004, compared to the fourth quarter of 2003.

Net cash provided by financing activities (from the exercise of stock options) totaled $2.2 million in the first three months of 2005, for issuance of 0.2 million shares of our common stock, compared to $3.7 million in 2004, for issuance of 0.3 million shares of our common stock.

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

Our future cash requirements will depend on various factors which, to some extent, are beyond our control, including:

•	the successful commercialization of Cialis throughout the world;

•	funding levels for research and development programs, including continued funding from our collaboration partners;

•	the results, timing and extent of preclinical and clinical studies;

•	the time and costs involved in filing and prosecuting patents and enforcing and defending patent claims;

•	the regulatory process in the U.S. and other countries;

•	acquisitions of products, technologies or businesses, if any;

•	relationships with research and development collaborators;

•	capital contributions to our affiliates;

•	competing technological and market development activities; and

•	the time and costs of manufacturing, scale-up and commercialization activities.

We have engaged in collaborations and joint development agreements with other parties where the capabilities and strategies of the other parties complement ours. Depending on the specific terms of our collaborative agreements, we may record revenue to the extent we are reimbursed for services we provide on behalf of a jointly owned entity. For example, we record collaboration revenue from Lilly ICOS for research and development and sales services we provide on behalf of the joint venture. Although collaborations, partnerships and joint ventures have provided revenue to us in the past, we cannot assure you that this type of revenue will be available to us in the future.

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

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), (SFAS 123R), “Share-Based Payment.” On April 14, 2005, the U.S. Securities and Exchange Commission adopted a rule amending the timing of our required implementation of SFAS 123R, from the beginning of the third quarter of 2005, to the beginning of the 2006 first quarter. SFAS 123R requires ICOS to measure the cost of employee services received in exchange for an award of an equity instrument, such as stock options, based on the grant-date fair-value of the award. The associated cost must be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). SFAS 123R provides for a variety of implementation alternatives, including accounting for the change prospectively or restating previously reported amounts to reflect the compensation expense that would have been recorded had SFAS 123R been applied in those prior periods. We are in the process of determining the impact of SFAS 123R on our financial statements, including which implementation alternative we will select.

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

We have incurred significant operating losses since we began operations in 1990. As of March 31, 2005, we had an accumulated deficit of $834.1 million. We currently do not expect to achieve profitability, on a quarterly basis, until at least the second half of 2006. Even if we do become profitable, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis. We anticipate that operating expenses will increase in the future as we continue development of our potential products, seek to obtain necessary regulatory approvals and manufacture and market these product candidates. Directly, and through Lilly ICOS, we expect to continue to incur substantial marketing and other expenses related to commercializing Cialis in the United States, Europe, Mexico and Canada. We may be unable to generate sufficient revenues from Cialis and other products to achieve and maintain profitability. Overall growth in market demand for erectile dysfunction drugs, and our ability to capture and retain increased market share, will significantly affect Lilly ICOS’ revenues and profitability from Cialis.

Our operating results are subject to fluctuations that may cause our stock price to decline.

Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenue and other income are unpredictable and may fluctuate due to many factors, some of which we cannot control. For example, factors affecting our revenue and other income, presently or in the future, could include:

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

Through Lilly ICOS, we and Lilly have joint responsibility for the promotion, sale and distribution of Cialis in North America and Europe. In addition, Lilly has promotion, sales and distribution rights to Cialis for the other parts of the world, with royalties to be paid to Lilly ICOS. We believe that, for Cialis to be widely adopted, the efforts of a sizeable pharmaceutical sales force and experienced marketing staff are needed. We have relied, and expect to continue to rely heavily on Lilly for promotion, sales and marketing of Cialis, even with respect to our joint responsibilities, because we have limited staff, capabilities and experience in these areas, and we may or may not be capable of independently fulfilling our responsibilities. If Lilly fails to devote appropriate resources to promote, sell and distribute

Cialis, sales of Cialis could be reduced. In addition, if Lilly breaches or terminates its agreement with us, or otherwise fails to conduct its activities related to Cialis in a timely manner, sales of Cialis could be delayed, reduced or become substantially more costly for us to achieve. Similarly, without the assistance of a third-party, we may be unable to establish marketing, sales and distribution capabilities necessary to successfully commercialize our potential products. In addition, co-promotion or other marketing arrangements with others to commercialize potential products could significantly limit the revenues we derive from these potential products, and these parties may likewise fail to commercialize our potential products successfully.

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

Cialis and our potential products, if approved and commercialized, compete or will compete against well established existing therapeutic products or treatments. For example, Pfizer Inc. has already successfully commercialized Viagra® (sildenafil citrate), a PDE5 inhibitor that competes with our product, Cialis. GlaxoSmithKline, and Bayer AG, outside the United States, and GlaxoSmithKline and Schering-Plough Corporation, in the United States, are marketing Levitra® (vardenafil HCl), a third PDE5 inhibitor. Pfizer, Bayer AG, GlaxoSmithKline and Schering-Plough have invested substantial resources in marketing their PDE5 inhibitor products, and we would anticipate that they would continue efforts to aggressively compete in this market. In addition, a number of pharmaceutical and biotechnology companies are currently developing new products targeting the same diseases and medical conditions that we target. Other erectile dysfunction treatments are in development, and any other products or technologies that are directly or indirectly successful in treating erectile dysfunction could negatively impact the market for Cialis. For example, were a PDE5 inhibitor with a time of effectiveness comparable to or longer than that of Cialis successfully developed, it could have a significant adverse effect on the market for Cialis.

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

We do not currently have facilities to manufacture our products in quantities necessary for commercial sale. In addition, our manufacturing capacity may be inadequate to complete all clinical studies contemplated by us over time. We intend to rely significantly on contract manufacturers, including collaboration partners, to produce large quantities of drug material needed for clinical studies and commercialization of Cialis and our potential products. Cialis is currently manufactured by Lilly. We will have to depend on contract manufacturers to deliver materials on a timely basis and to comply with regulatory requirements, including Good Manufacturing Practices, or GMP, regulations enforced by the FDA through its facilities inspection program. Contract manufacturers may be unable to meet our needs with respect to timing, quantity or quality of materials, and may fail to satisfy applicable regulatory requirements with respect to the manufacture of these materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our revenues and potential profitability may be lower.

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

We, and any contract manufacturers that we may use, must continually adhere to current GMP regulations. The FDA pre-market approval of our product candidates will not be granted if our facilities or the facilities of contract manufacturers cannot pass a pre-approval plant inspection. In complying with these regulations and foreign regulatory requirements, we and any of our contract manufacturers will be obligated to expend time, money and effort in production, record keeping and quality control in an effort to ensure that our potential products meet applicable specifications and other requirements. If we or any of our contract manufacturers fail to comply with these requirements, we may be subject to regulatory sanctions.

Our business may be harmed if we cannot obtain sufficient quantities of raw materials and process them reliably and timely.

We depend on others for the timely supply of raw materials used to manufacture Cialis and to conduct preclinical testing and clinical studies of product candidates. Once a supplier’s materials have been selected for use in our manufacturing process, the supplier in effect becomes a sole or limited source of that raw material due to regulatory compliance procedures. Presently, Lilly is the sole authorized provider of the active pharmaceutical ingredient (API) utilized in the manufacture of Cialis, and all API production for Cialis is conducted at a single Lilly facility. Lilly relies on a third-party vendor which has the exclusive rights to mill the API to conform the drug substance to specifications used in the manufacturing process. Once milled, the refined API is shipped to various Lilly locations, where the drug substance is manufactured into tablets, packaged and made ready for sale. At each of these stages in the manufacturing process, Lilly ICOS depends on an exclusive provider (i.e., Lilly or another vendor) for the timely supply and processing of raw materials. If any of these suppliers or processing facilities were to cease production or otherwise fail to supply Lilly ICOS with raw materials or manufacturing services in a timely manner, Lilly ICOS and ICOS could be materially adversely affected. Similar risks exist with respect to raw materials used in testing and developing our other product candidates.

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

We may be subject to liability and substantial damages and costs or be prohibited from commercializing Cialis and our potential products as a result of patent infringement litigation and other proceedings relating to patent rights.

Patent litigation is very common in the pharmaceutical industry. We cannot assure you that third parties will not assert patent or other intellectual property infringement claims against us or our collaboration partners regarding technologies used in Cialis or in our potential products. For example, in October 2002, Pfizer Inc., Pfizer Limited, and Pfizer Ireland Pharmaceuticals filed a patent infringement lawsuit against ICOS, Lilly ICOS, and Lilly in the United States District Court for the District of Delaware. The complaint alleges that the intended and imminent use, offering for sale, selling, manufacture, or importing into the United States upon FDA approval of Cialis for the treatment of erectile dysfunction by ICOS, Lilly ICOS, and Lilly will constitute infringement of plaintiffs’ U.S. Patent No. 6,469,012. The plaintiffs seek a judgment declaring that the defendants’ using, selling, offering for sale, making, or importing of Cialis for the treatment of erectile dysfunction will infringe this patent. The plaintiffs also seek a permanent injunction, attorneys’ fees, costs, and expenses. Litigation is inherently unpredictable and the timing and eventual outcome in a particular case is impossible to determine in advance. We believe that Pfizer’s suit lacks merit and intend to vigorously pursue our defenses.

In September 2003, the U.S. Patent and Trademark Office (PTO) ordered the reexamination of U.S. Patent No. 6,469,012. The reexamination process is provided for by law and requires the PTO to reconsider the validity of the patent based on substantial new questions of patentability raised by any party in a request for reexamination. In November 2003, the District Court stayed, or suspended, the patent infringement lawsuit, pending the outcome of the reexamination. Subsequently, Lilly ICOS, and certain other parties filed further reexamination requests, related to U.S. Patent No. 6,469,012, which the PTO merged with its own reexamination. In February 2005, the PTO issued its first office action, rejecting Pfizer’s claim 24 of U.S. Patent No. 6,469,012, which is the sole claim at issue in our litigation with Pfizer. In this office action, the Examiner rejected claim 24 because certain prior art rendered the claimed invention not new and therefore unpatentable under 35 U.S.C. §102(b) and obvious under the judicially created doctrine of obviousness-type double patenting. The Examiner did not accept any of the other arguments made in the various petitions for reexamination. On April 8, 2005, Pfizer responded to the office action. According to PTO procedure, following Pfizer’s response, the PTO should issue a further action which may finalize the rejection of claim 24 or may reissue claim 24. Pfizer can challenge the result of a final office action within the PTO and subsequently in court. On March 23, 2005, ICOS filed a separate and new request for reexamination of claim 24 of U.S. Patent No. 6,469,012. The PTO has acknowledged the filing of this request and will determine whether to order a reexamination as requested. The outcome and timing of the proceedings before the PTO are inherently unpredictable and impossible to determine in advance. We believe that Pfizer’s claim 24 lacks merit and have vigorously pursued our right to seek reexamination.

ICOS, Lilly, and Lilly ICOS, as appropriate, also have initiated or are defending lawsuits and administrative proceedings against Pfizer in other jurisdictions around the world regarding patents corresponding to Pfizer’s U.S. and the European Patent Office “method of use” patents. Presently, other than in the United States, such litigation is pending in Australia, Brazil, Canada, Mexico, New Zealand, and South Africa. Litigation in other countries may ensue as the worldwide commercialization of Cialis proceeds. The resolution of the litigation in these various countries could take years. Litigation is inherently unpredictable and the eventual outcome in a particular case is impossible to determine in advance. We believe that Pfizer’s suits lack merit and intend to vigorously pursue our various defenses.

The Pfizer suits and any additional claims that might be brought against us relating to infringement of patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages. Furthermore, as a result of a patent infringement suit brought against us or our collaboration partners, we or our collaboration partners may be forced to stop or delay developing, manufacturing or selling Cialis or potential products that are claimed to infringe a third party’s intellectual property unless that party grants us or our collaboration partners rights to use its intellectual property. We or our collaboration partners may be unable to obtain these rights on commercially reasonable terms, if at all. Even if we or our collaboration partners were able to obtain rights to the third party’s intellectual property, these rights may be nonexclusive, thereby giving our competitors access to the same intellectual property. For example, if Pfizer were to prevail in its suits against us in one or more countries, we might be subject to substantial damages, prohibited from marketing Cialis for the treatment of erectile dysfunction in those countries, or required to enter into a license agreement to market Cialis in those countries. We cannot assure you that any required agreement would be available on commercially reasonable terms, if at all. Any such adverse result could have a material adverse effect on our business, financial position, results of operations and cash flows. If we are unable to profitably market Cialis in the United States, our future financial condition and our ability to obtain additional funding would be adversely affected, including our ability to pursue our product development programs.

Ultimately we may be unable to commercialize Cialis or some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations.

Furthermore, after seeking advice of counsel, we may undertake research and development regarding potential products, even when we are aware of third-party patents that may be relevant to these potential products, on the basis that such third-party patents may be challenged or licensed by us. We may be subject to patent infringement claims if our subsequent challenges to such patents were not to prevail. Additionally, if our subsequent attempts to license such patents were to prove unsuccessful, we may be unable to commercialize these potential products after having incurred significant expenditures.

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

At March 31, 2005, our financial instruments include cash, cash equivalents, marketable investment securities, receivables, accounts payable and convertible subordinated debt. We do not use derivative financial instruments in our investment portfolio. Our exposure to market risk for changes in interest rates relates primarily to our marketable investment securities and convertible subordinated debt. Because of the relatively short maturities of our investments, we do not expect interest rate fluctuations to materially affect the aggregate value of our financial assets. The fair value of our convertible subordinated debt is expected to change, to a small extent, inversely to changes in interest rates. More importantly, however, the fair value of our convertible subordinated debt is expected to change as our stock price and the expected volatility of our stock price change. The fair value of our convertible subordinated debt was $221.3 million at March 31, 2005, with a carrying amount of $278.7 million at that date.

ITEM 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, have concluded that, as of that date, our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1.	Legal Proceedings

In connection with the PTO reexamination of Pfizer’s U.S. Patent No. 6,469,012, in February 2005, the PTO issued its first office action, rejecting Pfizer’s claim 24 of U.S. Patent No. 6,469,012, which is the sole claim at issue in our U.S. litigation with Pfizer. In this office action, the Examiner rejected claim 24 because certain prior art rendered the claimed invention not new and therefore unpatentable under 35 U.S.C. §102(b) and obvious under the judicially created doctrine of obviousness-type double patenting. The Examiner did not accept any of the other arguments made in various petitions for reexamination. On April 8, 2005, Pfizer responded to the office action. According to PTO procedure, following Pfizer’s response, the PTO should issue a further action which may finalize the rejection of claim 24 or may reissue claim 24. Pfizer can challenge the result of a final office action within the PTO and subsequently in court. On March 23, 2005, ICOS filed a separate and new request for reexamination of claim 24 of U.S. Patent No. 6,469,012. The PTO has acknowledged the filing of this request and will determine whether to order a reexamination as requested. See also Part 1, Item 3 of our report on Form 10-K for the year ended December 31, 2004.

In connection with the opposition related to Pfizer’s corresponding European patent (EP702555), in February 2005, the Technical Board of Appeal dismissed Pfizer’s appeal of the revocation of the patent. This appeal was the final legal action open to Pfizer in the European Patent Office with regards to this patent. See also Part 1, Item 3 of our report on Form 10-K for the year ended December 31, 2004.

ITEM 6.	Exhibits

31.1	Section 302 Certification of Paul N. Clark

31.2	Section 302 Certification of Michael A. Stein

32.1	Certification of Paul N. Clark Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael A. Stein Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICOS CORPORATION

Date: May 5, 2005	By:	/s/ MICHAEL A. STEIN
Michael A. Stein
Vice President and Chief Financial Officer
(Principal Financial Officer)