Form 10-Q
period 2005-06-30
ICOS CORP / DE
filed 2005-08-04
CIK 874294

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at June 30, 2005
Common Stock, $0.01 par value	64,033,156

ICOS CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I. Financial Information

ITEM 1.	Financial Statements

ICOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Lilly ICOS collaboration	$12,693	$14,697	$23,053	$28,764
Contract manufacturing	3,502	3,229	5,976	5,685
Co-promotion services	1,893	—	2,843	—

Total revenue	18,088	17,926	31,872	34,449

Operating expenses:
Research and development	21,295	17,536	43,508	34,790
Marketing and selling	10,549	10,106	20,983	19,903
Cost of contract manufacturing	3,231	2,991	5,082	5,504
General and administrative	4,967	4,048	9,972	8,201

Total operating expenses	40,042	34,681	79,545	68,398

Operating loss	(21,954)	(16,755)	(47,673)	(33,949)
Other income (expense):
Equity in losses of Lilly ICOS	(689)	(35,090)	(21,368)	(104,327)
Interest expense	(1,705)	(1,705)	(3,409)	(3,416)
Interest and other income	1,723	1,652	3,441	3,491

Net loss	$(22,625)	$(51,898)	$(69,009)	$(138,201)

Net loss per common share – basic and diluted	$(0.35)	$(0.82)	$(1.08)	$(2.18)

Weighted average common shares outstanding – basic and diluted	63,941	63,429	63,870	63,333

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$12,021	$12,778
Investment securities, at market value	145,432	209,332
Interest receivable	1,413	1,607
Receivable from Lilly ICOS	13,865	15,053
Other	8,845	7,334

Total current assets	181,576	246,104
Investment securities, at market value	33,695	52,052
Investment in Lilly ICOS	1,905	—
Property and equipment, net	18,913	19,206
Deferred financing costs and other	6,700	7,619

	$242,789	$324,981

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Payables and accruals	$18,106	$21,374
Accrued interest	2,787	2,787
Due to Lilly ICOS	—	14,147
Deferred revenue	589	1,495

Total current liabilities	21,482	39,803
Convertible subordinated debt	278,650	278,650
Stockholders’ equity (deficit):
Common stock	640	636
Additional paid-in capital	798,392	794,311
Accumulated other comprehensive income	355	(698)
Accumulated deficit	(856,730)	(787,721)

Total stockholders’ equity (deficit)	(57,343)	6,528

	$242,789	$324,981

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(69,009)	$(138,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,886	2,904
Amortization of deferred financing costs and net investment premiums	1,770	2,683
Equity in losses of Lilly ICOS	21,368	104,327
Change in operating assets and liabilities:
Receivables and other assets	826	(2,704)
Payables and accruals	(3,035)	(1,690)
Other	(1,098)	1,782

Net cash used in operating activities	(46,292)	(30,899)

Cash flows from investing activities:
Purchases of investment securities	(125,676)	(344,192)
Maturities of investment securities	51,111	53,070
Sales of investment securities	155,620	372,123
Acquisitions of property and equipment	(2,593)	(2,819)
Proceeds from sale of partnership interests	—	6,000
Investments in Lilly ICOS	(36,313)	(89,316)

Net cash provided by (used in) investing activities	42,149	(5,134)

Cash flows from financing activities:
Proceeds from stock options	3,386	5,666

Net cash provided by financing activities	3,386	5,666

Net decrease in cash and cash equivalents	(757)	(30,367)
Cash and cash equivalents, beginning of period	12,778	32,729

Cash and cash equivalents, end of period	$12,021	$2,362

Supplemental disclosure of cash flow information:
Interest payments on convertible subordinated debt	$2,787	$2,957

Supplemental schedule of noncash investing and financing activities:
Offset receivable from/due to Suncos Corporation	$—	$1,668

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

In our opinion, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary to present fairly our financial position as of June 30, 2005 and December 31, 2004, results of operations for the three and six months ended June 30, 2005 and 2004, and our cash flows for the six months ended June 30, 2005 and 2004. Interim results are not necessarily indicative of results for a full year.

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

We estimate the total projected development costs based on the specific terms of each agreement, our judgment and experience and, when appropriate, the expertise of our collaboration partners. The ability to estimate total development effort and costs can vary significantly for each product candidate due to the inherent complexities and uncertainties of drug development. In the past, we have been able to estimate total expected development costs, for certain product candidates, because they were in later stages of clinical development at the time such estimates were prepared or our partner had substantial previous experience in the relevant field of study. However, we may not be able to reasonably estimate total expected development costs for product candidates in the future, particularly if such product candidates are in earlier stages of clinical development. To the extent we cannot estimate the costs to complete development, but can estimate an expected NDA filing date, we will recognize license fee revenue ratably through the expected NDA filing date. If we are unable to reasonably estimate either total costs to complete development or an expected NDA filing date (performance period), we will defer revenue recognition until one of those estimates can be made or the project is discontinued.

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

Co-promotion services revenue represents fees earned for physician details (sales calls) and other activities related to our promotion of others’ products. We recognize this revenue at contractual rates, as the specified co-promotion services are provided. Contingent fee revenue, based on achievement of specified performance objectives, would be recognized if the objectives are achieved.

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

Had we determined compensation cost based on the fair value of our stock options on the grant date under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” our net loss and net loss per share would have been the following pro forma amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss:
As reported	$(22,625)	$(51,898)	$(69,009)	$(138,201)
Add: Stock based employee compensation expense included in reported net loss	—	69	—	138
Deduct: Stock based employee compensation expense determined under fair value based method for all awards	(8,012)	(9,378)	(15,703)	(18,419)

Pro forma	$(30,637)	$(61,207)	$(84,712)	$(156,482)

Net loss per common share — basic and diluted:
As reported	$(0.35)	$(0.82)	$(1.08)	$(2.18)

Pro forma	$(0.48)	$(0.96)	$(1.33)	$(2.47)

The estimated per share weighted-average grant date fair value of stock options awarded during the three and six months ended June 30, 2005, was $11.26 and $12.05, respectively, and $20.83 and $27.15, respectively, during the three and six months ended June 30, 2004. Amounts were determined using the Black-Scholes option pricing model based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.0%	4.2%	4.0%	3.5%
Expected volatility	45.0%	67.4%	45.0%	68.0%
Expected life in years	6.3	6.6	6.3	6.6

We updated the volatility assumption used to estimate the fair value of our employee stock options in the first quarter of 2005. The expected volatility used to value stock options granted in 2005 was determined considering historical volatility of our common stock over the preceding six years, implied volatility of near-the-money traded stock options with remaining contractual maturities of approximately two years and significant changes in our business that we believe have resulted in lower volatility, both implied and in the past two years.

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

3.	Collaboration Revenue from Lilly ICOS

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Marketing and sales	$6,894	$10,111	$13,243	$20,351
Research and development	5,799	4,586	9,810	8,413

	$12,693	$14,697	$23,053	$28,764

4.	Lilly ICOS Operating Results

Lilly ICOS, our 50/50 owned joint venture with Eli Lilly and Company (Lilly), is marketing its first commercial product, Cialis® (tadalafil), for the treatment of erectile dysfunction, in North America and Europe. Cialis is also available outside of North America and Europe, in which markets Lilly has exclusive rights and pays royalties to Lilly ICOS equal to 20% of net sales.

The following table summarizes the operating results of Lilly ICOS for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Product sales, net	$145,882	$105,000	$257,076	$180,017
Royalties	9,010	6,449	16,800	13,101

Total revenue	154,892	111,449	273,876	193,118

Expenses:
Cost of sales*	11,934	8,982	21,686	15,555
Selling, general and administrative	126,232	157,838	263,259	352,891
Research and development	18,413	15,119	32,287	33,946

Total expenses	156,579	181,939	317,232	402,392

Net loss	$(1,687)	$(70,490)	$(43,356)	$(209,274)

*	Includes $103 per month of license fee amortization applicable only to Lilly’s interest in Lilly ICOS.

5.	Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(22,625)	$(51,898)	$(69,009)	$(138,201)
Net unrealized holding gains (losses) on investment securities	342	(1,481)	(53)	(1,621)
Equity in Lilly ICOS’ unrealized gain (loss) on foreign currency hedge	1,283	—	1,106	—

Comprehensive loss	$(21,000)	$(53,379)	$(67,956)	$(139,822)

6.	Net Loss per Common Share

Net loss per common share is calculated using the weighted-average number of common shares outstanding during the period. For the three and six months ended June 30, 2005, shares issuable upon exercise of options to acquire 11.4 million shares of common stock and 4.5 million shares of common stock issuable upon the conversion of convertible subordinated debt, were excluded from the computation of net loss per common share because their impact would be antidilutive. For the three and six months ended June 30, 2004, shares issuable upon exercise of options to acquire 11.1 million shares of common stock and 4.5 million shares of common stock issuable upon the conversion of convertible subordinated debt, were excluded from the computation of net loss per common share because their impact would be antidilutive.

7.	Legal Proceedings

In October 2002, Pfizer Inc., Pfizer Limited, and Pfizer Ireland Pharmaceuticals filed a patent infringement lawsuit against ICOS, Lilly ICOS and Lilly in the United States District Court for the District of Delaware. The complaint alleges that the intended and imminent use, offering for sale, selling, manufacture, or importing into the

United States upon FDA approval of Cialis for the treatment of erectile dysfunction by ICOS, Lilly ICOS and Lilly will constitute infringement of plaintiffs’ U.S. Patent No. 6,469,012. The plaintiffs seek a judgment declaring that the defendants’ using, selling, offering for sale, making, or importing of Cialis for the treatment of erectile dysfunction will infringe this patent. The plaintiffs also seek a permanent injunction, attorneys’ fees, costs, and expenses. In January 2003, we filed an answer denying the central allegations of plaintiffs’ complaint and setting forth various affirmative defenses. In September 2003, the U.S. Patent and Trademark Office (PTO) ordered the reexamination of U.S. Patent No. 6,469,012. The reexamination process is provided for by law and requires the PTO to reconsider the validity of the patent based on substantial new questions of patentability raised by any party in a request for reexamination. In November 2003, the District Court stayed, or suspended, the patent infringement lawsuit, pending the outcome of the reexamination. Subsequently, Lilly ICOS, and certain other parties filed further reexamination requests, related to U.S. Patent No. 6,469,012, which the PTO merged with its own reexamination. In February 2005, the PTO issued its first office action, rejecting Pfizer’s claim 24 of U.S. Patent No. 6,469,012, which is the sole claim at issue in our litigation with Pfizer. In this office action, the Examiner rejected claim 24 because certain prior art rendered the claimed invention not new and therefore unpatentable under 35 U.S.C. §102(b) and obvious under the judicially created doctrine of obviousness-type double patenting. The Examiner did not accept any of the other arguments made in the various petitions for reexamination. In April 2005, Pfizer responded to the office action. According to PTO procedure, following Pfizer’s response, the PTO should issue a further action which may finalize the rejection of claim 24 or may reissue claim 24. Pfizer can challenge the result of a final office action within the PTO and subsequently in court. In March 2005, we filed a separate and new request for reexamination of claim 24 of U.S. Patent No. 6,469,012. On May 16, 2005, the PTO granted our request for reexamination and ordered a new reexamination based on the reasons set forth in our petition. Pfizer had until July 16, 2005 in which to file a response to the PTO’s order for reexamination should it so choose. On July 5, 2005, Lilly filed a separate and new request for reexamination of claim 24 of U.S. Patent No. 6,469,012. The PTO must decide whether to grant Lilly’s request by no later than October 5, 2005. ICOS, Lilly and Lilly ICOS, as appropriate, also have initiated or are defending lawsuits and/or administrative proceedings against Pfizer in other jurisdictions around the world regarding patents corresponding to Pfizer’s U.S. “method of use” patent. Presently, other than in the United States, such litigation is pending in Australia, Brazil, Canada, Mexico, New Zealand and South Africa. Litigation in other countries may ensue as the worldwide commercialization of Cialis proceeds. The resolution of the litigation in these various countries could take years.

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

On July 20, 2005, a lawsuit was filed against ICOS by Vanderbilt University in the United States District Court for the District of Delaware. Vanderbilt filed the lawsuit as assignee for three individual researchers who claim that they contributed to the conception of the inventions reflected in U.S. Patent Nos. 5,859,006 and 6,140,329. U.S. Patent No. 5,859,006 is ICOS’ patent claiming tadalafil and certain related compounds, and U.S. Patent No. 6,140,329 is ICOS’ patent claiming the use of tadalafil and certain related compounds to treat erectile dysfunction. Tadalafil is manufactured and marketed under the brand name Cialis® by Lilly ICOS in North America, which has an exclusive license to U.S. Patent Nos. 5,859,006 and 6,140,329. The Vanderbilt lawsuit requests that the Court direct the U.S. Commissioner of Patents and Trademarks to add the three individual researchers as co-inventors on these patents. While the Company is diligently evaluating Vanderbilt’s claims and seeking additional information, it currently believes that Vanderbilt’s claims lack merit and intends to defend the lawsuit vigorously. At this stage of the dispute, it is premature to assess what, if any, impact the lawsuit might have on our business, financial position, results of operations and cash flows.

ITEM 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

The following management discussion and analysis is intended to provide information which will enhance a reader’s understanding of our business, results of operations, financial condition and related matters. It is organized as follows:

•	In the section entitled “ICOS Corporation Background,” we briefly describe the importance of collaborations to our business, the business environment in which we operate, our approved product (Cialis) and our research and development programs.

•	In “Results of Operations,” we discuss each of our most critical accounting policies as well as the primary factors that are likely to contribute to significant variability of our results of operations from period to period. We then provide detailed narrative regarding significant changes in our and Lilly ICOS’ results of operations for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004.

•	At “2005 Financial Guidance,” we provide our expectations regarding ICOS’ and Lilly ICOS’ results of operations for the year ending December 31, 2005 and the 2005 third quarter.

•	Under the section entitled “Liquidity and Capital Resources,” we discuss our June 30, 2005 liquidity, our cash flows for the six months ended June 30, 2005, compared to those for the six months ended June 30, 2004, and factors that may influence our future cash requirements.

•	In the section entitled “Recent Accounting Pronouncement” we discuss required changes in our accounting for share-based payment transactions, including stock options. These changes are required to be implemented by our 2006 first quarter.

•	Finally, under the sections entitled “Important Factors Regarding Forward-Looking Statements” and “Risk Factors”, we describe uncertainties and known risks related to our forward-looking statements, business and industry.

ICOS Corporation Background

ICOS Corporation is a biotechnology company that is dedicated to bringing innovative therapeutic products to patients. Through Lilly ICOS, we are marketing Cialis (tadalafil) for the treatment of erectile dysfunction (ED). We are working to develop and commercialize treatments for serious unmet medical conditions such as benign prostatic hyperplasia (BPH), pulmonary arterial hypertension (PAH), cancer and inflammatory diseases.

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

Lilly ICOS recently initiated a Phase 3 clinical study to evaluate tadalafil, the active ingredient in Cialis, for the treatment of PAH and has an ongoing Phase 2 program to evaluate tadalafil for patients with BPH.

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

In January 2004, we concluded that resiniferatoxin (RTX®), a compound we were studying for the treatment of interstitial cystitis, was not effective in relieving patients’ symptoms. As a result, we elected not to pursue additional studies of RTX.

Collaboration with Solvay Pharmaceuticals, Inc.

In January 2005, we entered into a co-promotion agreement with Solvay Pharmaceuticals, Inc., whereby our sales representatives call on physicians and provide other promotional support for AndroGel (testosterone gel) 1% CIII. AndroGel is a gel approved in the U.S. for replacement therapy in men for conditions associated with a deficiency or absence of a man’s own testosterone. We receive a fee per-sales-call, up to a maximum number of calls, and may receive additional fees based on the achievement of specified sales goals. The agreement terminates on December 31, 2006. Either party may terminate the agreement sooner upon the occurrence of certain events, including the product’s inability to achieve certain sales objectives.

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

Net Loss

We reported a net loss of $22.6 million ($0.35 per share) for the three months ended June 30, 2005, compared to a net loss of $51.9 million ($0.82 per share) for the three months ended June 30, 2004. We reported a net loss of $69.0 million ($1.08 per share) for the six months ended June 30, 2005, compared to a net loss of $138.2 million

($2.18 per share) for the six months ended June 30, 2004. The 2005 decreases are primarily due to lower Lilly ICOS losses, reflecting increased worldwide sales of Cialis and overall reductions in sales and marketing expenses.

Revenue

Total revenue for the second quarter of 2005 was $18.1 million, compared to $17.9 million for the second quarter of 2004. Total revenue for the first six months of 2005 was $31.9 million, compared to $34.4 million for the first six months of 2004.

Collaboration revenue from Lilly ICOS totaled $12.7 million in the second quarter of 2005, compared to $14.7 million in the second quarter of 2004, and was $23.1 million for the first six months of 2005, compared to $28.8 million for the first six months of 2004. The 2005 decreases primarily reflect a reduction in Lilly ICOS’ reimbursement of our U.S. sales force expenses, from 100% in 2004, to 60% beginning in January 2005, partially offset by higher revenue for research and development activities conducted on behalf of Lilly ICOS.

Co-promotion services revenue was $1.9 and $2.8 million in the three and six months ended June 30, 2005, respectively. We began promoting AndroGel to physicians, on behalf of Solvay Pharmaceuticals, Inc., in February 2005. As of June 30, 2005, we had conducted approximately 54% of the sales calls billable for 2005 under the agreement.

Operating Expenses

Total operating expenses were $40.0 million in the second quarter of 2005, compared to $34.7 million in the second quarter of 2004. Total operating expenses were $79.5 million for the first six months of 2005, compared to $68.4 million for the first six months of 2004.

Research and development. Research and development expenses increased $3.8 million from the second quarter of 2004, to $21.3 million in the second quarter of 2005. Research and development expenses increased $8.7 million from the first six months of 2004, to $43.5 million for the first six months of 2005. The increases were primarily due to higher expenses associated with our discovery and preclinical research programs and incremental development activities being performed by ICOS personnel on behalf of Lilly ICOS, partially offset by the discontinuation of IC485 development activities in the 2005 first quarter.

The following table provides information regarding our research and development expenses, by project, for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Cialis (tadalafil) (approved product)	$4,688	$3,575	$8,374	$6,387
Discontinued clinical projects:
IC485	—	2,781	3,425	4,623
RTX® (resiniferatoxin)	—	136	—	1,310
IC14	—	41	—	329
Indirect clinical costs	1,903	1,538	3,751	3,307
Discovery and preclinical research	14,704	9,465	27,958	18,834

Total research and development expenses	$21,295	$17,536	$43,508	$34,790

General and administrative. General and administrative expenses were $5.0 million in the second quarter of 2005, compared to $4.0 million in the second quarter of 2004, and were $10.0 million in the first six months of 2005, compared to $8.2 million in the first six months of 2004. The increases primarily reflect higher legal and recruiting costs and incremental expenses associated with a new financial information system implemented in mid-2004.

Equity in Losses of Lilly ICOS

In the second quarter of 2005, our equity in losses of Lilly ICOS totaled $0.7 million, compared to $35.1 million in the second quarter of 2004. For the first six months of 2005, our equity in losses of Lilly ICOS totaled $21.4 million, compared to $104.3 million for the first six months of 2004. The decreased Lilly ICOS losses reflect increased worldwide sales of Cialis and an overall reduction in selling and marketing expenses compared to 2004.

For the second quarter ended June 30, 2005, Lilly ICOS reported a net loss of $1.7 million, compared to a net loss of $70.5 million for the second quarter ended June 30, 2004. For the six months ended June 30, 2005, Lilly ICOS reported a net loss of $43.4 million, compared to a net loss of $209.3 million for the six months ended June 30, 2004.

Worldwide net sales of Cialis for the three and six month periods ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Lilly ICOS territories:
United States	$71,118	$50,768	$113,862	$83,574
Europe	60,925	45,301	117,189	81,657
Canada and Mexico	13,839	8,931	26,025	14,786

Total Lilly ICOS	145,882	105,000	257,076	180,017
Lilly territories	45,050	32,245	83,998	65,507

Worldwide Total	$190,932	$137,245	$341,074	$245,524

Total Lilly ICOS revenue for the second quarter of 2005 was $154.9 million, compared to $111.4 million for the second quarter of 2004. Total Lilly ICOS revenue for the first six months of 2005 was $273.9 million, compared to $193.1 million for the first six months of 2004. Revenue for the 2005 second quarter included $9.0 million in royalties on Cialis sales reported by Lilly, compared to $6.4 million in royalties for the second quarter of 2004. Revenue for the first six months of 2005 included $16.8 million in royalties, compared to $13.1 million in royalties for the first six months of 2004. Lilly ICOS estimates that its 2005 first quarter net product sales were negatively affected by approximately $27 million of aggregate reductions in U.S. wholesale inventories of Cialis.

During the 2005 second quarter, we believe two particular events may have reduced overall demand for PDE5 inhibitor products in the U.S. First, news media reported cases of nonarteritic anterior ischemic optic neuropathy, or NAION, affecting men taking PDE5 inhibitors, including Cialis. NAION causes loss of vision in an eye, which may be partial or complete, and may be permanent. The product labels for the PDE5 inhibitors, including Cialis, have been changed to cite the rare occurrence of NAION, but note that a cause and effect relationship has not been established. At the time of the Cialis label change, 5 cases of NAION had been reported after over 5 million men had been treated with Cialis. Men with ED frequently have characteristics which are also known to be associated with NAION (e.g., age, hypertension, diabetes, high cholesterol). The incidence of NAION in the general population is cited to be 3 to 10 cases per year, per 100,000 people.

Second, during the three months ended June 30, 2005, several states discontinued Medicaid reimbursement for PDE5 inhibitor drugs. Formerly, it is estimated that Medicaid funded about 5% of PDE5 inhibitor use and less than 2% of the use of Cialis.

Total Lilly ICOS expenses were $156.6 million in the second quarter of 2005, compared to $181.9 million in the second quarter of 2004. Total expenses were $317.2 million in the first six months of 2005, compared to $402.4 million in the first six months of 2004.

Cost of sales increased $3.0 million from the second quarter of 2004, to $11.9 million in the second quarter of 2005, and $6.1 million from the first six months of 2004, to $21.7 million in the first six months of 2005. As a percent of net product sales, cost of sales was 8.2% and 8.4%, respectively, in the three and six months ended June 30, 2005, compared to 8.6% in the 2004 quarter and year-to-date periods.

Lilly ICOS’ selling, general and administrative expenses decreased $31.6 million from the second quarter of 2004, to $126.2 million in the second quarter of 2005. Selling, general and administrative expenses decreased $89.6 million from the first six months of 2004, to $263.3 million in the first six months of 2005. The decreases were primarily due to the high level of sales and marketing expenses, in the first six months of 2004, shortly after Cialis was launched in the United States.

Lilly ICOS’ research and development expenses were $18.4 million in the second quarter of 2005, compared to $15.1 million in the second quarter of 2004, and were $32.3 million in the first six months of 2005, compared to $33.9 million in the first six months of 2004. The second quarter increase reflects research and development activities to evaluate tadalafil for indications other than ED.

2005 Financial Guidance

Lilly ICOS’ net income for the year ending December 31, 2005, is expected to be around $30 million, plus or minus $10 million. The level of Cialis sales achieved is the primary variable that will affect Lilly ICOS’ results for 2005. We presently expect 2005 worldwide Cialis net product sales around $775 million. We also expect Lilly ICOS’ selling, general and administrative expenses to decline, in the second half of 2005, compared to both the second half of 2004 and the first half of 2005.

We presently expect ICOS Corporation’s net loss for the year ending December 31, 2005, will be in the range of $77 million ($1.20 per share) to $82 million ($1.28 per share), assuming net income of $30 million for Lilly ICOS in 2005.

The expected decrease in ICOS’ net loss in 2005, compared to $198 million ($3.13 per share) in 2004, is primarily due to our expectation that Lilly ICOS will be profitable in 2005, compared to Lilly ICOS having reported a net loss of $262 million in 2004.

Liquidity and Capital Resources

At June 30, 2005, we had cash, cash equivalents, investment securities and associated interest receivable of $192.6 million, compared to $275.8 million at December 31, 2004. The decrease primarily reflects cash used in operations and to fund our investment in Lilly ICOS.

We used $46.3 million in cash for operating activities during the first six months of 2005, compared to $30.9 million during the first six months of 2004. The change in operating cash flow primarily reflects the higher operating loss in 2005, partially offset by the collection of operating receivables.

We generated $42.1 million in cash from investing activities during the first six months of 2005, compared to using $5.1 million in cash for investing activities during the first six months of 2004. We decreased our investment portfolio during the first six months of 2005 and 2004, resulting in net cash inflows during those periods of $81.1 and $81.0 million, respectively. The net decreases in our investment portfolio reflect investment sales and maturities used to fund operations and capital contributions to Lilly ICOS. Cash inflows from investing activities in 2004 also included $6.0 million in proceeds from the sale of our partnership interests in ICOS-Texas Biotechnology L.P. Capital contributions to Lilly ICOS decreased $53.0 million in the first six months of 2005, compared to the corresponding period of the prior year. The decreased funding in 2005 reflects lower Lilly ICOS operating losses in recent periods.

Net cash provided by financing activities (from the exercise of stock options) totaled $3.4 million for the first six months of 2005, for the issuance of 0.4 million shares of our common stock, compared to $5.7 million in 2004, for the issuance of 0.5 million shares of our common stock.

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

We have engaged in collaborations and joint development agreements with other parties where the capabilities and strategies of the other parties complement ours. Depending on the specific terms of our collaborative agreements, we may record revenue to the extent we are reimbursed for services we provide on behalf of a jointly owned entity. For example, we record collaboration revenue from Lilly ICOS for research and development and marketing and sales services we provide on behalf of the joint venture. Although collaborations, partnerships and joint ventures have provided revenue to us in the past, we cannot assure you that this type of revenue will be available to us in the future.

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

Except as required under federal securities laws and regulations, we do not have any intention or obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business and industry under the caption Risk Factors in this report. These Risk Factors could cause our actual results to differ materially from expected or historical results.

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

We have incurred significant operating losses since we began operations in 1990. As of June 30, 2005, we had an accumulated deficit of $856.7 million. If we become profitable, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis. We anticipate that operating expenses will increase in the future as we continue development of our potential products, seek to obtain necessary regulatory approvals and manufacture and market these product candidates. Directly, and through Lilly ICOS, we expect to continue to incur substantial marketing and other expenses related to commercializing Cialis in the United States, Europe, Mexico and Canada. We may be unable to generate sufficient revenues from Cialis and other products to achieve and maintain profitability. Overall growth in market demand for erectile dysfunction drugs, and our ability to capture and retain increased market share, will significantly affect Lilly ICOS’ revenues and expected profitability from Cialis and, in turn, our results of operations.

Our operating results are subject to fluctuations that may cause our stock price to decline.

Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenue and other income are unpredictable and may fluctuate due to many factors, some of which we cannot control. For example, factors affecting our revenue and other income, as well as Lilly ICOS’ revenue, presently or in the future, could include:

•	timing and success of product launches;

•	level of demand for our products, including changes in physician prescribing habits;

•	changes in wholesaler buying patterns;

•	changes in reimbursement rates or policies;

•	timing of non-recurring license fees and the achievement of milestones under license and collaborative agreements;

•	government regulation;

•	increased competition for new or existing products;

•	level of our contract manufacturing for third parties;

•	fluctuations in foreign currency exchange rates;

•	changes in our product marketing, selling and pricing strategies and programs; and

•	inability to provide adequate supply of our products.

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

In May, 2005, Lilly ICOS added certain vision-related adverse events to the label for Cialis, based on reports from post-marketing surveillance. Subsequently, there was substantial media attention regarding a possible connection between use of Viagra® (sildenafil citrate), another PDE5 inhibitor for the treatment of erectile dysfunction, and the development of non-arteritic anterior ischemic optic neuropathy (NAION), a condition that may lead to permanent visual impairment or blindness. On July 8, 2005, the FDA issued a statement indicating that information regarding reports of NAION in patients using PDE5 inhibitors had been added to the labels of all products in the PDE5 inhibitor class, including Cialis. The FDA statement and the relevant label language state that a causal relationship between the development of NAION and use of these drugs has not been established. Such a causal relationship could be established in the future. Adverse media attention and concerns related to side effects may reduce sales of Cialis.

The success of Cialis depends, in large part, on the promotion, sales and marketing activities of our partner, Lilly. Similarly, the success of our potential products in development could depend on our ability to arrange third-parties assistance.

Through Lilly ICOS, we and Lilly have joint responsibility for the promotion, sale and distribution of Cialis in North America and Europe. In addition, Lilly has promotion, sales and distribution rights to Cialis for the other parts of the world, with royalties to be paid to Lilly ICOS. We believe that, for Cialis to be widely adopted, the efforts of a sizeable pharmaceutical sales force and experienced marketing staff are needed. We have relied, and expect to continue to rely heavily on Lilly for promotion, sales and marketing of Cialis, even with respect to our joint responsibilities, because we have limited staff, capabilities and experience in these areas, and we may or may not be capable of independently fulfilling our responsibilities. If Lilly fails to devote appropriate resources to promote, sell and distribute Cialis, sales of Cialis could be reduced. In addition, if Lilly breaches or terminates its agreement with us, or otherwise fails to conduct its activities related to Cialis in an effective or timely manner, sales of Cialis could be delayed, reduced or become substantially more costly for us to achieve. Similarly, without the assistance of a third-party, we may be unable to establish marketing, sales and distribution capabilities necessary to successfully commercialize our potential products. In addition, co-promotion or other marketing arrangements with others to commercialize potential products could significantly limit the revenues we derive from these potential products, and these parties may likewise fail to commercialize our potential products successfully.

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

We face, and will continue to face, intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies, for relationships with academic and research institutions, and for licenses to products and proprietary technology. In addition, we anticipate that we will face increased competition in the future as new companies enter our markets and as scientific developments surrounding protein-based and small molecule therapeutics continue to accelerate.

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

In addition, success in preclinical and early clinical studies does not ensure that late-stage or large-scale studies will succeed. Many companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in clinical studies, even after promising results had been obtained in earlier studies. We have stopped two late-stage, Phase 3 clinical studies of product candidates following interim analyses: a Phase 3 study of Pafase® (rPAF-AH) for the treatment of severe sepsis was stopped in 2002; and a study of LeukArrest™ (rovelizumab) for the treatment of ischemic stroke was stopped in 2000.

We anticipate that only some of our product candidates will show safety and efficacy in clinical studies and many may encounter difficulties or delays during clinical development.

Government regulatory authorities may not approve our product candidates or may delay their approval.

Any failure to receive the regulatory approvals necessary to commercialize our product candidates could severely harm our business. Our product candidates are subject to extensive and rigorous government regulation. For example, the FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. Our products marketed abroad are also subject to extensive regulation by foreign governments. Except for Cialis, none of our product candidates have been approved for sale in any country. In addition, we have only limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain such approvals.

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

We do not currently have facilities to manufacture our products or product candidates in quantities necessary for commercial sale. In addition, our manufacturing capacity may be inadequate to complete all clinical studies contemplated by us over time. We intend to rely significantly on contract manufacturers, including collaboration partners, to produce large quantities of drug material needed for clinical studies and commercialization of Cialis and our potential products. Cialis is currently manufactured by Lilly. We will have to depend on contract manufacturers to deliver materials on a timely basis and to comply with regulatory requirements, including Good Manufacturing Practices, or GMP, regulations enforced by the FDA through its facilities inspection program. Contract manufacturers may be unable to meet our needs with respect to timing, quantity or quality of materials, and may fail to satisfy applicable regulatory requirements with respect to the manufacture of these materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our revenues and potential profitability may be lower.

Manufacturing products and product candidates in compliance with regulatory requirements is complex, time-consuming and expensive. We, and any contract manufacturers that we may use, must continually adhere to current GMP regulations. In complying with these regulations and foreign regulatory requirements, we and any of our contract manufacturers will be obligated to expend time, money and effort in production, record keeping and quality control in an effort to ensure that our products and potential products meet applicable specifications and other requirements. If we or any of our contract manufacturers fail to comply with these requirements, we may be subject to regulatory sanctions.

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

In September 2003, the U.S. Patent and Trademark Office (PTO) ordered the reexamination of U.S. Patent No. 6,469,012. The reexamination process is provided for by law and requires the PTO to reconsider the validity of the patent based on substantial new questions of patentability raised by any party in a request for reexamination. In November 2003, the District Court stayed, or suspended, the patent infringement lawsuit, pending the outcome of the reexamination. Subsequently, Lilly ICOS, and certain other parties filed further reexamination requests, related to U.S. Patent No. 6,469,012, which the PTO merged with its own reexamination. In February 2005, the PTO issued its first office action, rejecting Pfizer’s claim 24 of U.S. Patent No. 6,469,012, which is the sole claim at issue in our litigation with Pfizer. In this office action, the Examiner rejected claim 24 because certain prior art rendered the claimed invention not new and therefore unpatentable under 35 U.S.C. §102(b) and obvious under the judicially created doctrine of obviousness-type double patenting. The Examiner did not accept any of the other arguments made in the various petitions for reexamination. In April 2005, Pfizer responded to the office action. According to PTO procedure, following Pfizer’s response, the PTO should issue a further action which may finalize the rejection of claim 24 or may reissue claim 24. Pfizer can challenge the result of a final office action within the PTO and subsequently in court. In March 2005, ICOS filed a separate and new request for reexamination of claim 24 of U.S. Patent No. 6,469,012. On May 16, 2005, the PTO granted our request for reexamination and ordered a new reexamination based on the reasons set forth in our petition. Pfizer had until July 16, 2005 in which to file a response to the PTO’s order for reexamination should it so choose. On July 5, 2005, Lilly filed a separate and new request for reexamination of claim 24 of U.S. Patent No. 6,469,012. The PTO must decide whether to grant Lilly’s request by no later than October 5, 2005. The outcome and timing of the proceedings before the PTO are inherently unpredictable and impossible to determine in advance. We believe that Pfizer’s claim 24 lacks merit and have vigorously pursued our right to seek reexamination.

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

We may be subject to product liability or other claims related to the products we manufacture for third parties.

We manufacture recombinant protein bulk product under contract for third parties who, in many cases, intend to use them in human clinical trials and distribute them to the public. Even though we do not market or sell the products to end users ourselves, we may be required to defend lawsuits or pay damages if any of the products is alleged to have harmed someone. We take steps to protect ourselves against the potential liabilities associated with these risks, including obtaining agreements from our customers to limit our liabilities and to indemnify us. However, we cannot be certain that these agreements will be adequate to protect us against potential claims relating to our contract manufacturing services. The scope of these agreements may vary from contract to contract. If we faced a claim that was not resolved by the applicable agreement, or if the customer failed to perform under its obligations, we may be inadequately protected or we may not be protected at all. Although we maintain product liability insurance, we cannot be certain that the coverage will apply, that it will be adequate for these claims, or that it will continue to be available to us on acceptable terms.

We may also be subject to claims, by our customers or others, that we committed errors during the manufacturing process. Biologics manufacturing is highly complex and new processes, in particular, can be difficult to develop and predict. Certain events could result in a contaminated product or one that did not actually perform as it was expected to perform. Although such an event may be out of our control, the customer might attempt to hold us liable for any resulting damages. We currently maintain errors and omissions insurance, but we cannot be certain that this coverage is adequate or that it will continue to be available to us on acceptable terms.

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

We have entered into, and we expect to continue to enter into, collaborative arrangements with third parties who provide us with funding, intellectual property and/or who perform research, development, regulatory compliance, manufacturing, or marketing activities relating to Cialis and some or all of our product candidates. If we fail to secure or maintain successful collaborative arrangements, our development and marketing activities may be delayed or reduced. Currently, we have collaborative arrangements with Lilly and other companies. We may be unable to negotiate additional collaborative arrangements or, if necessary, modify our existing arrangements on acceptable terms.

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

New limitations may be imposed on our ability to market Cialis or other products.

Broadcast advertising for prescription drugs has recently been the focus of attention by Congress and the media. Some general objections have been raised to marketing prescription drugs directly to consumers that impact the industry as a whole. In addition, some members of Congress, and others, have focused their attention on advertising for erectile dysfunction medications like Cialis, and have proposed placing limits on the hours when television advertisements for these products may be aired. We do not know at this time whether these or other limitations on the manner in which we advertise Cialis will be implemented. Even if legislation is not adopted, regulatory bodies or industry groups may feel pressured to impose limitations on marketing that affect the industry as a whole and/or ED medications in particular. Restrictions on direct-to-consumer advertising of these products would impact us and our competitors; however, the relative impact on each product might be affected by other factors such as length of time on the market or current recognition of the brand. Any such restrictions might impede our ability to implement our preferred promotional strategy or strategies, which may in turn affect sales of Cialis or other potential products that we market.

Our sales may be affected by coverage and reimbursement decisions of third-party payors.

Sales of Cialis and our potential products may be affected by the availability of reimbursement from third-party payors, such as state and federal governments, under programs such as Medicare and Medicaid in the United States, private insurance plans, and managed care organizations. Currently, Medicare does not cover prescriptions for Cialis, but Cialis is covered for Medicaid beneficiaries in the majority of states. The Medicare Prescription Drug Improvement and Modernization Act was enacted into law in late 2003 and provides, among other things, for a prescription drug benefit under Medicare. The new Medicare prescription drug benefit (which takes effect January 1, 2006) will be delivered through private insurance or managed care plans under contract with the Centers for Medicare and Medicaid Services (CMS), the unit within U.S. Department of Health and Human Services that administers the Medicare program. Medicare beneficiaries, who are generally men and women age 65 or older, will have the option to enroll in one of these plans. Each plan and its benefit design (including drug formulary) will have to be certified by CMS based on compliance with an extensive set of regulations. One of the requirements is that the plan’s drug formulary meet the standards established by CMS for an appropriate, medically adequate formulary. We had anticipated that qualified Medicare drug benefit plans would be required to include at least one erectile dysfunction drug from the PDE5 inhibitor category, the category that includes Cialis as well as Viagra® (sildenafil citrate) and Levitra® (vardenafil HCl). However, the U.S. House of Representatives recently approved a bill that would deny Medicare and Medicaid reimbursement for these products. The Senate has not yet acted on this provision. If this provision becomes law, reimbursement for purchases of Cialis would not be available to patients under these federal programs. Given the legislative activity in this area, the variety of benefit plans that will be available, the terms such plans would seek to negotiate for formulary position, and the voluntary nature of the program, among other factors, it is difficult to predict the likely effect of the Medicare prescription drug benefit on our business. In addition, several states, including Florida, New York and Texas, recently acted to exclude coverage of erectile dysfunction treatments from their state Medicaid programs. Some states have indicated that the broad exclusions may be temporary, but we do not know at this time when or whether reimbursement coverage will be reinstated in any of these states. At this time, it is unknown whether Medicaid beneficiaries will continue to have access to reimbursement for Cialis and, if they do not, what impact that development may have on our business.

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

At June 30, 2005, our financial instruments include cash, cash equivalents, marketable investment securities, receivables, accounts payable and convertible subordinated debt. We do not use derivative financial instruments in our investment portfolio. Our exposure to market risk for changes in interest rates relates primarily to our marketable investment securities and convertible subordinated debt. Because of the relatively short maturities of our investments, we do not expect interest rate fluctuations to materially affect the aggregate value of our financial assets. The fair value of our convertible subordinated debt is expected to change inversely to changes in interest rates. The fair value of our convertible subordinated debt also is expected to change as our stock price and the expected volatility of our stock price change. The fair value of our convertible subordinated debt was $206.6 million at June 30, 2005, with a carrying amount of $278.7 million at that date.

ITEM 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, have concluded that, as of that date, our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1.	Legal Proceedings

On July 20, 2005, a lawsuit was filed against ICOS by Vanderbilt University in the United States District Court for the District of Delaware. Vanderbilt filed the lawsuit as assignee for three individual researchers who claim that they contributed to the conception of the inventions reflected in U.S. Patent Nos. 5,859,006 and 6,140,329. U.S. Patent No. 5,859,006 is ICOS’ patent claiming tadalafil and certain related compounds, and U.S. Patent No. 6,140,329 is ICOS’ patent claiming the use of tadalafil and certain related compounds to treat erectile dysfunction. Tadalafil is manufactured and marketed under the brand name Cialis® by Lilly ICOS in North America, which has an exclusive license to U.S. Patent Nos. 5,859,006 and 6,140,329. The Vanderbilt lawsuit requests that the Court direct the U.S. Commissioner of Patents and Trademarks to add the three individual researchers as co-inventors on these patents. While the Company is diligently evaluating Vanderbilt’s claims and seeking additional information, it currently believes that Vanderbilt’s claims lack merit and intends to defend the lawsuit vigorously. At this stage of the dispute, it is premature to assess what, if any, impact the lawsuit might have on our business, financial position, results of operations and cash flows.

ITEM 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 4, 2005. The proposals voted upon and the results of the voting are as follows:

1.	The following nominees for election as directors, to hold office for a term as defined in the proxy statement and until their successors are duly elected and qualified, received the number of votes set forth opposite his/her respective name:

Nominee	For	Withheld
Teresa Beck	57,768,265	603,727
Jack W. Schuler	57,835,450	536,542
Gary L. Wilcox, Ph.D.	57,776,117	595,875

The aforesaid nominees were elected as directors for the term set forth in the proxy statement.

2.	The proposal to approve the amended and restated ICOS Corporation 1999 Long-Term Incentive Plan received the following votes:

Votes
For	23,951,314
Against	11,545,678
Abstain	1,398,915
Broker non-votes	21,476,085

The foregoing proposal was approved.

3.	The proposal to approve the ICOS Corporation 2005 Management Incentive Plan received the following votes:

Votes
For	33,146,301
Against	3,287,201
Abstain	462,403
Broker non-votes	21,476,087

The foregoing proposal was approved.

4.	The proposal to approve the reincorporation of the Company from Delaware to Washington received the following votes:

Votes
For	36,050,056
Against	553,222
Abstain	292,218
Broker non-votes	21,476,086

The foregoing proposal was approved.

5.	The proposal to ratify the appointment of KPMG LLP as our independent public accountants for the year ending December 31, 2005 received the following votes:

Votes
For	57,909,768
Against	260,517
Abstain	201,707

The appointment of KPMG LLP was ratified.

6.	The stockholder proposal regarding board declassification received the following votes:

Votes
For	20,123,125
Against	10,861,732
Abstain	5,911,048
Broker non-votes	21,476,087

The foregoing proposal was approved.

ITEM 6.	Exhibits

(a) Exhibits

Exhibit 10.1	ICOS Corporation 1999 Long-Term Incentive Plan

Exhibit 10.2	1999 Long-Term Incentive Plan – Form of Incentive Stock Option Agreement for Executive Officers and Directors

Exhibit 10.3	1999 Long-Term Incentive Plan – Form of Nonstatutory Stock Option Agreement for Executive Officers and Directors

Exhibit 31.1	Section 302 Certification of Paul N. Clark

Exhibit 31.2	Section 302 Certification of Michael A. Stein

Exhibit 32.1	Certification of Paul N. Clark Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Michael A. Stein Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICOS CORPORATION

Date: August 4, 2005	By:	/s/ MICHAEL A. STEIN
Michael A. Stein
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)