Form 10-Q
period 2005-09-30
ICOS CORP
filed 2005-11-03
CIK 874294

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-19171

ICOS CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1463450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22021 20th Avenue S.E., Bothell, WA	98021
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at September 30, 2005
Common Stock, $0.01 par value	64,128,097

ICOS CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I. Financial Information

ITEM 1.	Financial Statements

ICOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Lilly ICOS collaboration	$13,628	$13,958	$36,681	$42,722
Contract manufacturing	5,347	5,786	11,323	11,471
Co-promotion services	1,791	—	4,634	—

Total revenue	20,766	19,744	52,638	54,193

Operating expenses:
Research and development	21,435	17,933	64,943	52,723
Marketing and selling	10,871	9,827	31,854	29,730
Cost of contract manufacturing	4,350	3,617	9,432	9,121
General and administrative	5,324	4,179	15,296	12,380

Total operating expenses	41,980	35,556	121,525	103,954

Operating loss	(21,214)	(15,812)	(68,887)	(49,761)

Equity in income (losses) of Lilly ICOS	10,038	(10,528)	(11,330)	(114,855)

Other income (expense):
Interest expense	(1,704)	(1,704)	(5,113)	(5,120)
Interest and other income	1,426	1,444	4,867	4,935

Net loss	$(11,454)	$(26,600)	$(80,463)	$(164,801)

Net loss per common share – basic and diluted	$(0.18)	$(0.42)	$(1.26)	$(2.60)

Weighted average common shares outstanding – basic and diluted	64,075	63,498	63,940	63,388

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$6,244	$12,778
Investment securities, at market value	126,393	209,332
Interest receivable	1,093	1,607
Receivable from Lilly ICOS	20,172	15,053
Other	7,621	7,334

Total current assets	161,523	246,104
Investment securities, at market value	34,090	52,052
Investment in Lilly ICOS	11,995	—
Property and equipment, net	18,383	19,206
Deferred financing costs and other	6,389	7,619

	$232,380	$324,981

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Payables and accruals	$18,482	$21,374
Accrued interest	1,393	2,787
Due to Lilly ICOS	—	14,147
Deferred revenue	615	1,495

Total current liabilities	20,490	39,803

Convertible subordinated debt	278,650	278,650

Stockholders’ equity (deficit):
Common stock	649	636
Additional paid-in capital	818,002	794,311
Unearned equity compensation	(17,087)	—
Accumulated other comprehensive income	(140)	(698)
Accumulated deficit	(868,184)	(787,721)

Total stockholders’ equity (deficit)	(66,760)	6,528

	$232,380	$324,981

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(80,463)	$(164,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,320	4,048
Amortization of deferred financing costs and net investment premiums	2,495	4,060
Equity in losses of Lilly ICOS	11,330	114,855
Stock compensation expense	946	183
Change in operating assets and liabilities:
Receivables and other assets	(4,516)	(6,612)
Payables and accruals	(5,166)	717
Other	72	81

Net cash used in operating activities	(70,982)	(47,469)

Cash flows from investing activities:
Purchases of investment securities	(173,779)	(384,207)
Maturities of investment securities	66,449	64,710
Sales of investment securities	206,520	467,966
Acquisitions of property and equipment	(3,497)	(4,042)
Proceeds from sale of partnership interests	—	6,000
Investments in affiliates	(36,764)	(127,914)

Net cash provided by investing activities	58,929	22,513

Cash flows from financing activities:
Proceeds from stock options	5,519	5,946

Net cash provided by financing activities	5,519	5,946

Net decrease in cash and cash equivalents	(6,534)	(19,010)
Cash and cash equivalents, beginning of period	12,778	32,729

Cash and cash equivalents, end of period	$6,244	$13,719

Supplemental disclosure of cash flow information:
Interest payments on convertible subordinated debt	$5,573	$5,744

Supplemental schedule of noncash investing and financing activities:
Offset receivable from/due to Suncos Corporation	$—	$1,668

Issuance of restricted stock	$18,041	$—

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, unless otherwise noted)

(unaudited)

1.	Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements present the results of operations, financial position and cash flows of ICOS Corporation and its subsidiaries (all of which are wholly-owned), herein collectively referred to as ICOS. All material intercompany transactions and balances between entities consolidated in these financial statements have been eliminated.

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

In our opinion, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary to present fairly our financial position as of September 30, 2005 and December 31, 2004, results of operations for the three and nine months ended September 30, 2005 and 2004, and our cash flows for the nine months ended September 30, 2005 and 2004. Interim results are not necessarily indicative of results for a full year.

Revenue Recognition

We recognize revenue from our contracts for research, development, marketing and sales services, including those under collaborative agreements, as the related costs are incurred. We refer to this revenue as “collaboration revenue.” Payments received, related to future performance, are deferred and recognized as revenue when the future performance occurs.

Nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred, and recognized as revenue as we provide services under the agreement. We recognize nonrefundable upfront technology fees as revenue based on the ratio of current development costs to total estimated current and future development costs through the date we expect to file a New Drug Application (NDA), or an equivalent, with the U.S. Food and Drug Administration (FDA). We believe this method appropriately matches revenue with the estimated costs of the development effort. We also believe that development costs are the best available surrogate for benefits obtained as data is collected and other research and development activities progress in the collaboration.

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

Contract manufacturing revenue, including fees earned for process development and manufacturing services performed for third parties, is recognized when collectibility is reasonably assured and the manufacturing obligation is fulfilled or manufacturing services are performed, as appropriate, based on the terms of the agreement. Payments received in excess of amounts earned are recorded as deferred revenue.

Co-promotion services revenue represents fees earned for physician details (sales calls) and other activities related to our promotion of others’ products. We recognize this revenue at contractual rates, as the specified co-promotion services are provided. Contingent fee revenue, based on achievement of specified performance objectives, would be recognized if the objectives are achieved.

Long-Term Incentive Plan

In May 2005, our shareholders approved an amended and restated ICOS Corporation 1999 Long-Term Incentive Plan, or Restated Plan, which amends and entirely restates our 1999 Stock Option Plan with respect to future compensatory equity grants. Among other changes, the Restated Plan, (i) permits the award of stock, stock units and/or stock appreciation rights (in addition to stock options); (ii) revises individual and aggregate share grant limits; and (iii) extends the term of the Restated Plan until January 27, 2015. A total of 15.4 million shares of common stock have been made available for grant (to our employees, directors and consultants) under the Restated Plan and its predecessors since adoption, including an increase of 2.9 million shares approved by shareholders in May 2005 for grant under the Restated Plan. At September 30, 2005, 2.6 million shares were reserved and remain available for grant under the Restated Plan.

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

Had we determined compensation cost based on the fair value of our stock options on the grant date under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” our net loss and net loss per share would have been the following pro forma amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss:
As reported	$(11,454)	$(26,600)	$(80,463)	$(164,801)
Add: Stock based employee compensation expense included in reported net loss	946	45	946	183
Deduct: Stock based employee compensation expense determined under fair value based method for all awards	(8,822)	(9,342)	(24,494)	(27,761)

Pro forma	$(19,330)	$(35,897)	$(104,011)	$(192,379)

Net loss per common share — basic and diluted:
As reported	$(0.18)	$(0.42)	$(1.26)	$(2.60)

Pro forma	$(0.30)	$(0.57)	$(1.63)	$(3.03)

The estimated per share weighted-average grant date fair value of stock options awarded during the three and nine months ended September 30, 2005, was $11.96 and $12.05, respectively, and $15.21 and $26.91, respectively, during the three and nine months ended September 30, 2004. Amounts were determined using the Black-Scholes option pricing model based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.1%	3.9%	4.0%	3.5%
Expected volatility	43.0%	67.1%	43.3%	68.0%
Expected life in years	6.3	6.6	6.3	6.6

We periodically update the volatility assumption used to estimate the fair value of our employee stock options. The expected volatility used to value stock options granted in 2005 was determined considering historical volatility of our common stock over the preceding six years, implied volatility of near-the-money traded stock options with remaining contractual maturities of approximately two years and significant changes in our business that we believe have resulted in lower volatility, both implied and in the past two years.

In July, 2005, the Compensation Committee of our Board of Directors approved the grant of restricted stock retention awards, for an aggregate of approximately 0.8 million shares of ICOS common stock, to executive officers and certain non-officer employees. The awards were granted pursuant to the Restated Plan and had an aggregate fair market value on the grant date of approximately $18.0 million. Each award vests in its entirety at the end of a period of continued service, generally 3 to 5 years, or could vest earlier, in the event of qualifying terminations after a change in control of ICOS. In addition, ICOS’ Chairman, President and Chief Executive Officer has an employment agreement with ICOS that provides for full vesting of restricted stock awards upon termination of his employment for good reason or without cause. During the three and nine-month periods ended September 30, 2005, we recorded $0.9 million in compensation expense associated with these awards. At September 30, 2005, we had $17.1 million of unearned compensation to be recognized as expense over the remaining vesting periods.

Reclassifications

Certain amounts reported in prior years have been reclassified to conform to the 2005 presentation.

2.	Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), (SFAS 123R), “Share-Based Payment.” On April 14, 2005, the U.S. Securities and Exchange Commission adopted a rule amending the timing of our required implementation of SFAS 123R, from the beginning of the third quarter of 2005, to the beginning of the 2006 first quarter. SFAS 123R requires ICOS to measure the cost of employee services received in exchange for an award of an equity instrument, such as stock options or restricted stock, based on the grant-date fair-value of the award. The associated cost must be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). SFAS 123R provides for a variety of implementation alternatives, including accounting for the change prospectively or restating previously reported amounts to reflect the compensation expense that would have been recorded had SFAS 123R been applied in those prior periods. We are in the process of determining the impact of SFAS 123R on our financial statements, including which implementation alternative we will select.

3.	Collaboration Revenue from Lilly ICOS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Marketing and sales	$6,812	$9,448	$20,055	$29,798
Research and development	6,816	4,510	16,626	12,924

	$13,628	$13,958	$36,681	$42,722

4.	Lilly ICOS Operating Results

Lilly ICOS, our 50/50 owned joint venture with Eli Lilly and Company (Lilly), is marketing its first commercial product, Cialis® (tadalafil), for the treatment of erectile dysfunction, in North America and Europe. Cialis is also available outside of North America and Europe, in which markets Lilly has exclusive rights and pays royalties to Lilly ICOS equal to 20% of net sales.

The following table summarizes the operating results of Lilly ICOS for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Product sales, net	$154,157	$123,020	$411,233	$303,037
Royalties	8,172	6,210	24,972	19,311

Total revenue	162,329	129,230	436,205	322,348

Expenses:
Cost of sales*	12,378	10,173	34,064	25,728
Selling, general and administrative	112,152	123,222	375,411	476,113
Research and development	18,035	17,203	50,322	51,149

Total expenses	142,565	150,598	459,797	552,990

Net income (loss)	$19,764	$(21,368)	$(23,592)	$(230,642)

*	Includes $103 per month of license fee amortization applicable only to Lilly’s interest in Lilly ICOS.

5.	Change in Control Severance Plan

In July 2005, our Board of Directors adopted the ICOS Corporation Change in Control Severance Plan, or Severance Plan, which is intended to provide for retention of our employees in the event that a change in control of ICOS (as defined in the Severance Plan) occurred. All ICOS employees are eligible to participate in the Severance Plan. The Severance Plan may provide certain cash and health-related benefits to executive officers and other eligible employees in the event that, within a certain period after the change of control of ICOS, the individual’s employment is terminated for good reason or without cause.

6.	Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(11,454)	$(26,600)	$(80,463)	$(164,801)
Net unrealized holding gains (losses) on investment securities	(96)	488	(149)	(1,085)
Equity in Lilly ICOS’ unrealized gain (loss) on foreign currency hedge	(399)	12	707	(36)

Comprehensive loss	$(11,949)	$(26,100)	$(79,905)	$(165,922)

7.	Net Loss per Common Share

Net loss per common share is calculated using the weighted-average number of common shares outstanding during the period. For the three and nine months ended September 30, 2005, shares issuable upon exercise of options to acquire 11.3 million shares of common stock, 4.5 million shares of common stock issuable upon the conversion of convertible subordinated debt and 0.8 million shares of unvested restricted stock, were excluded from the computation of net loss per common share because their impact would be antidilutive. For the three and nine months ended September 30, 2004, shares issuable upon exercise of options to acquire 10.9 million shares of common stock and 4.5 million shares of common stock issuable upon the conversion of convertible subordinated debt, were excluded from the computation of net loss per common share because their impact would be antidilutive.

8.	Legal Proceedings

In October 2002, Pfizer Inc., Pfizer Limited, and Pfizer Ireland Pharmaceuticals filed a patent infringement lawsuit against ICOS, Lilly ICOS, and Lilly in the United States District Court for the District of Delaware. Pfizer contends that the use, offering for sale, selling, manufacture, or importing into the United States of Cialis for the treatment of erectile dysfunction by any of the defendants infringes claim 24 of Pfizer’s U.S. Patent No. 6,469,012 (or the Pfizer Patent), and seeks a declaratory judgment to that effect. Pfizer also seeks a permanent injunction, attorneys’ fees, costs, and expenses. In January 2003, we and the other defendants filed an answer denying the central allegations of Pfizer’s complaint and setting forth various affirmative defenses.

The U.S. Patent and Trademark Office (PTO) subsequently ordered the reexamination of the Pfizer Patent. Under the reexamination process, the PTO is required to reconsider the validity of a patent if substantial new questions of patentability are raised by any party including by the PTO itself. The District Court stayed, or suspended, the patent infringement lawsuit, pending the outcome of the reexamination. Subsequently, Lilly ICOS and other parties filed several reexamination requests regarding the Pfizer Patent, which were merged with the PTO’s ordered reexamination. The first office action issued by the PTO rejected claim 24 of the Pfizer Patent. The Examiner rejected claim 24 on the basis that certain prior art rendered the claimed invention not new, and therefore unpatentable under 35 U.S.C. §102(b), and obvious and unpatentable under the judicially created doctrine of obviousness-type double patenting. The Examiner did not accept any of the other arguments made in the then-pending petitions for reexamination. We later filed a new request for reexamination of claim 24, which was granted by the PTO. Lilly also filed a separate new request for reexamination of claim 24; however, this request was denied. On September 15, 2005, the PTO issued a second office action that rejected Pfizer’s arguments made in response to the first office action, reaffirmed the initial rejection of claim 24, and entered new grounds for rejecting claim 24. The second office action also maintained the obviousness-type double patenting rejection of the other claims. Pfizer’s response to the second office action is due by November 15, 2005. According to PTO procedure, the PTO should issue a further action after Pfizer’s response period, which may finalize the rejections of claim 24, withdraw the rejections of that claim, or allow an amended claim to be entered. Pfizer can challenge the result of a final office action within the PTO and subsequently in court.

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

Litigation is inherently unpredictable and the eventual outcome in a particular case is impossible to determine in advance. We believe that Pfizer’s suits lack merit and intend to vigorously pursue our various defenses. If Pfizer were to prevail in one or more countries, however, we might be subject to substantial damages, prohibited from marketing Cialis for the treatment of erectile dysfunction in those countries, or required by Pfizer to enter into a licensing agreement in order to be able to market Cialis in those countries. Any such adverse result could have a material adverse effect on our business, financial position, results of operations, and cash flows.

On July 20, 2005, a lawsuit was filed against ICOS by Vanderbilt University in the United States District Court for the District of Delaware. Vanderbilt filed the lawsuit asserting that three of its researchers contributed to the conception of the inventions reflected in U.S. Patent Nos. 5,859,006 and 6,140,329. U.S. Patent No. 5,859,006 is ICOS’ patent claiming tadalafil and certain related compounds; U.S. Patent No. 6,140,329 is ICOS’ patent claiming the use of tadalafil and certain related compounds to treat erectile dysfunction. Tadalafil is the active ingredient in Cialis, which is marketed in North America by Lilly ICOS, which has an exclusive license to U.S. Patent Nos. 5,859,006 and 6,140,329. The Vanderbilt lawsuit requests that the Court direct the U.S. Commissioner of Patents and Trademarks to add the three individual researchers as co-inventors on these patents. ICOS timely filed a response to the complaint on September 9, 2005, denying the central allegations of Vanderbilt’s complaint and setting forth various affirmative defenses. While the Company is diligently evaluating Vanderbilt’s claims and seeking additional information, it currently believes that Vanderbilt’s claims lack merit and intends to defend the lawsuit vigorously. Because discovery between the parties has not yet begun, it presently remains premature to assess what, if any, impact the lawsuit might have on our business, financial position, results of operations, and cash flows.

ITEM 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

The following management discussion and analysis is intended to provide information which will enhance a reader’s understanding of our business, results of operations, financial condition and related matters. It is organized as follows:

•	In the section entitled “ICOS Corporation Background,” we briefly describe the importance of collaborations to our business, the business environment in which we operate, our approved product (Cialis) and our research and development programs.

•	In “Results of Operations,” we list each of our most critical accounting policies and discuss the primary factors that are likely to contribute to significant variability of our results of operations from period to period. We then provide detailed narrative regarding significant changes in our and Lilly ICOS’ results of operations for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004.

•	At “2005 Financial Guidance,” we provide our expectations regarding ICOS’ and Lilly ICOS’ results of operations for the year ending December 31, 2005.

•	Under the section entitled “Liquidity and Capital Resources,” we discuss our September 30, 2005 liquidity, our cash flows for the nine months ended September 30, 2005, compared to those for the nine months ended September 30, 2004, and factors that may influence our future cash requirements.

•	In the section entitled “Recent Accounting Pronouncement,” we discuss required changes in our accounting for share-based payment transactions, including stock options. These changes are required to be implemented by our 2006 first quarter.

•	Finally, under the sections entitled “Important Factors Regarding Forward-Looking Statements,” and “Risk Factors,” we describe uncertainties and known risks related to our forward-looking statements, business and industry.

ICOS Corporation Background

ICOS Corporation is a biotechnology company that is dedicated to bringing innovative therapeutic products to patients. Through Lilly ICOS, we are marketing Cialis (tadalafil) for the treatment of erectile dysfunction (ED). We are working to develop and commercialize treatments for serious unmet medical needs such as pulmonary arterial hypertension (PAH), benign prostatic hyperplasia (BPH), hypertension, cancer and inflammatory diseases.

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

Lilly ICOS initiated a Phase 3 clinical study in August 2005 to evaluate tadalafil, the active ingredient in Cialis, for the treatment of PAH and recently announced positive test results in a Phase 2 clinical study evaluating tadalafil for the treatment of urinary symptoms in men with BPH. The Phase 2 clinical study demonstrated clinically meaningful and statistically significant improvement, relative to placebo, for the primary and most of the secondary study endpoints. Lilly ICOS currently plans to move forward with Phase 3 clinical studies in BPH in 2006. In addition, Lilly ICOS has initiated a Phase 2 proof-of-concept clinical study evaluating tadalafil for the treatment of hypertension, a common disorder which dramatically increases the risk of cardiovascular complications.

Discovery and Preclinical Research

We continue to evaluate possible new product candidates in our discovery and preclinical research programs. Our most advanced discovery and preclinical research compounds include a cell cycle checkpoint inhibitor for cancer, a phosphodiesterase type 4 enzyme (PDE4) inhibitor for multiple diseases and an oral leukocyte function-associated antigen one (LFA-1) antagonist for psoriasis.

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

Collaboration with Solvay Pharmaceuticals, Inc.

In January 2005, we entered into a co-promotion agreement with Solvay Pharmaceuticals, Inc., whereby our sales representatives call on physicians and provide other promotional support for AndroGel® (testosterone gel) 1% CIII. We receive a fee per-sales-call, up to a maximum number of calls. We expect to complete the remaining billable sales calls for this year by the end of November 2005. The agreement will not be extended into 2006.

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

General

Our results of operations may vary significantly from period to period. Operating results will depend on, among other factors, the timing, cost and success of new product launches by us or our affiliates, competition for our or our affiliates’ products, the timing of expenses, continued funding by collaboration partners, and the nature, timing and progression of research, development, marketing and sales activities. We may experience significant fluctuations in collaboration revenue, revenue from licenses of technology and contract manufacturing revenue. Collaboration revenue will vary depending upon the timing and amount of marketing and sales activities, the extent and timing of research and development collaboration activities, and our level of participation in those activities. Revenue from licenses of technology will vary as a result of (i) the nature and extent of product collaboration and other licensing transactions, (ii) the timing of milestone payments, and (iii) changes in estimated development costs and/or expected completion dates, which depend on the success of clinical studies and other research and development efforts. Contract manufacturing revenue may fluctuate depending upon our needs to manufacture our own internal product candidates, our ability to attract third parties to utilize any remaining manufacturing capacity and the particular terms of the manufacturing agreements. Collaboration activities, including both research and development programs and activities associated with commercialized products, are subject to the joint oversight of the collaborating parties and, in the case of Lilly ICOS, could cause the amount of affiliate losses to fluctuate significantly from period to period.

Net Loss

We reported a net loss of $11.5 million ($0.18 per share) for the three months ended September 30, 2005, compared to a net loss of $26.6 million ($0.42 per share) for the three months ended September 30, 2004. We reported a net loss of $80.5 million ($1.26 per share) for the nine months ended September 30, 2005, compared to a net loss of $164.8 million ($2.60 per share) for the nine months ended September 30, 2004. The 2005 decreases are primarily due to reduced Lilly ICOS losses in the first two quarters of 2005 and Lilly ICOS’ shift to profitability in the 2005 third quarter, partially offset by the reduced reimbursement, from Lilly ICOS, of the cost of our sales force promoting Cialis in the U.S. See Equity in Income (Losses) of Lilly ICOS later herein.

Revenue

Total revenue for the third quarter of 2005 was $20.8 million, compared to $19.7 million for the third quarter of 2004. Total revenue for the first nine months of 2005 was $52.6 million, compared to $54.2 million for the first nine months of 2004.

Collaboration revenue from Lilly ICOS totaled $13.6 million in the third quarter of 2005, compared to $14.0 million in the third quarter of 2004, and was $36.7 million for the first nine months of 2005, compared to $42.7 million for the first nine months of 2004. The 2005 decreases primarily reflect the aforementioned reduction in Lilly ICOS’ reimbursement of our U.S. sales force expenses, from 100% in 2004, to 60% beginning in January 2005, partially offset by higher revenue from research and development activities conducted on behalf of Lilly ICOS.

Co-promotion services revenue was $1.8 million and $4.6 million in the three and nine months ended September 30, 2005, respectively. We began promoting AndroGel to physicians, on behalf of Solvay Pharmaceuticals, Inc., in February 2005. As of September 30, 2005, we had conducted approximately 87% of the sales calls billable under the agreement.

Operating Expenses

Total operating expenses were $42.0 million in the third quarter of 2005, compared to $35.6 million in the third quarter of 2004. Total operating expenses were $121.5 million for the first nine months of 2005, compared to $104.0 million for the first nine months of 2004.

Research and development

Research and development expenses increased $3.5 million from the third quarter of 2004, to $21.4 million in the third quarter of 2005. Research and development expenses increased $12.2 million from the first nine months of 2004, to $64.9 million for the first nine months of 2005. The increases were primarily due to higher expenses associated with our discovery and preclinical research programs and incremental development activities being performed by ICOS personnel on behalf of Lilly ICOS, partially offset by the discontinuation of IC485 development activities in the 2005 first quarter.

The following table provides information regarding our research and development expenses, by project, for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Cialis (tadalafil) (approved product)	$5,450	$3,379	$13,824	$9,766
Discontinued clinical projects:
IC485	—	3,899	3,425	8,522
RTX® (resiniferatoxin)	—	—	—	1,299
IC14	—	23	—	352
Indirect clinical costs	1,830	1,221	5,581	4,539
Discovery and preclinical research	14,155	9,411	42,113	28,245

Total research and development expenses	$21,435	$17,933	$64,943	$52,723

General and administrative

General and administrative expenses were $5.3 million in the third quarter of 2005, compared to $4.2 million in the third quarter of 2004, and were $15.3 million in the first nine months of 2005, compared to $12.4 million in the first nine months of 2004. The increases primarily reflect higher legal costs, the issuance of restricted stock awards in the 2005 third quarter, and promotions and other increases in employee salaries and wages.

Equity in Income (Losses) of Lilly ICOS

For the third quarter ended September 30, 2005, Lilly ICOS reported net income of $19.8 million, compared to a net loss of $21.4 million for the third quarter ended September 30, 2004. For the nine months ended September 30, 2005, Lilly ICOS reported a net loss of $23.6 million, compared to a net loss of $230.6 million for the nine months ended September 30, 2004.

In the third quarter of 2005, our equity in the earnings of Lilly ICOS totaled $10.0 million, compared to equity in losses of $10.5 million in the third quarter of 2004. For the first nine months of 2005, our equity in the losses of Lilly ICOS totaled $11.3 million, compared to $114.9 million in losses for the first nine months of 2004. The improvements in both quarter and year-to-date periods reflect increased worldwide sales of Cialis and reductions in selling, general and administrative expenses compared to 2004.

Worldwide net sales of Cialis for the three and nine month periods ended September 30, 2005 and 2004 were as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Lilly ICOS territories:
United States	$77,437	$70,226	$191,300	$153,801
Europe	61,992	43,414	179,181	125,071
Canada and Mexico	14,728	9,380	40,752	24,165

Total Lilly ICOS	154,157	123,020	411,233	303,037
Lilly territories	40,860	31,048	124,860	96,554

Worldwide Total	$195,017	$154,068	$536,093	$399,591

Total Lilly ICOS revenue for the third quarter of 2005 was $162.3 million, compared to $129.2 million for the third quarter of 2004. Total Lilly ICOS revenue for the first nine months of 2005 was $436.2 million, compared to $322.3 million for the first nine months of 2004. The increase in total revenue reflects the continued growth of Cialis in the Lilly ICOS territories since its 2003 introduction, as well as global expansion in countries where Cialis is sold by Lilly. Lilly ICOS estimates that its 2005 first quarter net product sales were negatively affected by approximately $27 million of aggregate reductions in U.S. wholesale inventories of Cialis. Revenue for the 2005 third quarter included $8.2 million in royalties on Cialis sales reported by Lilly, compared to $6.2 million in royalties for the third quarter of 2004. Revenue for the first nine months of 2005 included $25.0 million in royalties, compared to $19.3 million in royalties for the first nine months of 2004.

Total Lilly ICOS expenses were $142.6 million in the third quarter of 2005, compared to $150.6 million in the third quarter of 2004. Total expenses were $459.8 million in the first nine months of 2005, compared to $553.0 million in the first nine months of 2004.

Cost of sales increased $2.2 million from the third quarter of 2004, to $12.4 million in the third quarter of 2005, and $8.3 million from the first nine months of 2004, to $34.1 million in the first nine months of 2005. As a percent of net product sales, cost of sales was 8.0% and 8.3%, respectively, in the three and nine months ended September 30, 2005, compared to 8.3% and 8.5%, respectively, in the 2004 quarter and year-to-date periods.

Lilly ICOS’ selling, general and administrative expenses decreased $11.1 million from the third quarter of 2004, to $112.2 million in the third quarter of 2005. Selling, general and administrative expenses decreased $100.7 million from the first nine months of 2004, to $375.4 million in the first nine months of 2005. The decreases were primarily due to the high level of sales and marketing expenses, in the first nine months of 2004, after Cialis was launched in the United States.

Lilly ICOS’ research and development expenses were $18.0 million in the third quarter of 2005, compared to $17.2 million in the third quarter of 2004, and were $50.3 million in the first nine months of 2005, compared to $51.1 million in the first nine months of 2004.

2005 Financial Guidance

Lilly ICOS’ net income for the year ending December 31, 2005, is expected to be around $30 million, plus or minus $7 million. The level of Cialis sales achieved is the primary variable that will affect Lilly ICOS’ results for 2005. We presently expect 2005 worldwide Cialis net product sales around $730 to $750 million. We also expect Lilly ICOS’ selling, general and administrative expenses to decline, in the fourth quarter of 2005, compared to both the fourth quarter of 2004 and the third quarter of 2005.

We presently expect ICOS Corporation’s net loss for the year ending December 31, 2005, will be in the range of $77 million ($1.20 per share) to $82 million ($1.28 per share), assuming 2005 net income of $30 million for Lilly ICOS.

The expected decrease in ICOS’ net loss in 2005, compared to $198 million ($3.13 per share) in 2004, is primarily due to our expectation that Lilly ICOS will be profitable in 2005, compared to Lilly ICOS having reported a net loss of $262 million in 2004.

Liquidity and Capital Resources

At September 30, 2005, we had cash, cash equivalents, investment securities and associated interest receivable of $167.8 million, compared to $275.8 million at December 31, 2004. The decrease primarily reflects cash used in operations and to fund our investment in Lilly ICOS.

We used $71.0 million in cash for operating activities during the first nine months of 2005, compared to $47.5 million during the first nine months of 2004. The change in operating cash flow primarily reflects a higher operating loss in 2005 and the timing of payments to vendors, partially offset by the impact of fluctuations in contract manufacturing inventory.

We generated $58.9 million in cash from investing activities during the first nine months of 2005, compared to $22.5 million during the first nine months of 2004. We decreased our investment portfolio during the first nine months of 2005 and 2004, resulting in net cash inflows during those periods of $99.2 and $148.5 million, respectively. The net decreases in our investment portfolio reflect investment sales and maturities used to fund operations and capital contributions to Lilly ICOS. Cash inflows from investing activities in 2004 also included $6.0 million in proceeds from the sale of our partnership interests in ICOS-Texas Biotechnology L.P. Capital contributions to Lilly ICOS decreased $91.2 million in the first nine months of 2005, compared to the corresponding period of the prior year, reflecting lower Lilly ICOS cumulative operating losses in the first two quarters of 2005 and the fourth quarter of 2004.

Net cash provided by financing activities (from the exercise of stock options) totaled $5.5 million for the first nine months of 2005, compared to $5.9 million in 2004. We issued approximately 0.5 million shares upon the exercise of stock options in each period.

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

Our future cash requirements will depend on various factors which, to some extent, are beyond our control, including:

•	the successful commercialization of Cialis throughout the world;

•	funding levels for research and development programs, including continued funding from our collaboration partners;

•	the results, timing and extent of preclinical and clinical studies;

•	the time and costs involved in filing and prosecuting patents and enforcing and defending patent claims;

•	the regulatory process in the U.S. and other countries;

•	acquisitions of products, technologies or businesses, if any;

•	relationships with research and development collaborators;

•	capital contributions to our affiliates;

•	capital expenditures for property, plant, and equipment;

•	competing technological and market development activities; and

•	the time and costs of manufacturing, scale-up and commercialization activities.

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

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), (SFAS 123R), “Share-Based Payment.” On April 14, 2005, the U.S. Securities and Exchange Commission adopted a rule amending the timing of our required implementation of SFAS 123R, from the beginning of the third quarter of 2005, to the beginning of the 2006 first quarter. SFAS 123R requires ICOS to measure the cost of employee services received in exchange for an award of an equity instrument, such as stock options or restricted stock, based on the grant-date fair-value of the award. The associated cost must be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). SFAS 123R provides for a variety of implementation alternatives, including accounting for the change prospectively or restating previously reported amounts to reflect the compensation expense that would have been recorded had SFAS 123R been applied in those prior periods. We are in the process of determining the impact of SFAS 123R on our financial statements, including which implementation alternative we will select.

Important Factors Regarding Forward-Looking Statements

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,”

“potential,” “predict,” “should,” or “will,” or the negative of such terms or other comparable terminology. Forward-looking statements are only predictions that provide our current expectations or forecasts of future events. In particular, forward-looking statements include:

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

We have incurred significant operating losses since we began operations in 1990. As of September 30, 2005, we had an accumulated deficit of $868.2 million. If we become profitable, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis. We anticipate that operating expenses will increase in the future as we continue development of our potential products, seek to obtain necessary regulatory approvals and manufacture and market these product candidates. Directly, and through Lilly ICOS, we expect to continue to incur substantial marketing and other expenses related to commercializing Cialis in the United States, Europe, Mexico and Canada. We may be unable to generate sufficient revenues from Cialis and other products to achieve and maintain profitability. Overall growth in market demand for erectile dysfunction drugs, and our ability to capture and retain increased market share, will significantly affect Lilly ICOS’ revenues and expected profitability from Cialis and, in turn, our results of operations.

Our operating results are subject to fluctuations that may cause our stock price to decline.

Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenue and other income are unpredictable and may fluctuate due to many factors, some of which we cannot control. For example, factors affecting our revenue and other income, as well as Lilly ICOS’ revenue, presently or in the future, could include:

•	timing and success of product launches;

•	level of demand for our products, including changes in physician prescribing habits and unfavorable publicity concerning our products or similar products;

•	changes in wholesaler buying patterns;

•	changes in reimbursement rates or policies;

•	timing of non-recurring license fees and the achievement of milestones under license and collaborative agreements;

•	government regulation, including related to the marketing of our products;

•	increased competition for new or existing products;

•	level of our contract manufacturing for third parties;

•	fluctuations in foreign currency exchange rates;

•	changes in our product marketing, selling and pricing strategies and programs; and

•	inability to provide adequate supply of our products.

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

If we or others identify previously unknown side effects, or if manufacturing problems occur:

•	sales of Cialis may drop significantly;

•	regulatory approval may be withdrawn or other regulatory sanctions may be imposed;

•	reformulation of the product, additional clinical studies, changes in labeling of the product or changes to or re-approvals of our or our partner’s manufacturing facilities may be required;

•	our reputation in the marketplace may suffer; and

•	lawsuits, including class action suits, may be brought against us.

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

Cialis and our potential products, if approved and commercialized, compete or will compete against well established existing therapeutic products or treatments. For example, Pfizer Inc. successfully commercialized Viagra® (sildenafil citrate), a PDE5 inhibitor that competes with our product, Cialis. GlaxoSmithKline and Bayer AG, outside the United States, and GlaxoSmithKline and Schering-Plough Corporation, in the United States, are marketing Levitra® (vardenafil HCl), a third PDE5 inhibitor. Pfizer, Bayer AG, GlaxoSmithKline and Schering-Plough have invested substantial resources in marketing their PDE5 inhibitor products, and we would anticipate that they would continue efforts to aggressively compete in this market. In addition, a number of pharmaceutical and biotechnology companies are currently developing new products targeting the same diseases and medical conditions that we target. Other erectile dysfunction treatments are in development, and any other products or technologies that are directly or indirectly successful in treating erectile dysfunction could negatively impact the market for Cialis. For example, were a PDE5 inhibitor with a time of effectiveness comparable to or longer than that of Cialis successfully developed, it could have a significant adverse effect on the market for Cialis.

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

We do not currently have facilities to manufacture Cialis or our product candidates in quantities necessary for commercial sale. In addition, our manufacturing capacity may be inadequate to complete all clinical studies contemplated by us over time. We intend to rely significantly on contract manufacturers, including collaboration partners, to produce large quantities of drug material needed for clinical studies and commercialization of Cialis and our potential products. Cialis is currently manufactured by Lilly. We will have to depend on contract manufacturers to deliver materials on a timely basis and to comply with regulatory requirements, including Good Manufacturing Practices, or GMP, regulations enforced by the FDA through its facilities inspection program. Contract manufacturers may be unable to meet our needs with respect to timing, quantity or quality of materials, and may fail to satisfy applicable regulatory requirements with respect to the manufacture of these materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our revenues and potential profitability may be lower.

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

Our success depends to a significant extent on our ability and the ability of our collaboration partners to obtain, maintain, and enforce patents and other proprietary rights. Our success, and that of our collaboration partners, is also dependent upon our and their ability to lawfully make, use, and sell our products. Patent law relating to the scope of claims in the pharmaceutical and biotechnology fields in which we operate is still evolving and subject to a substantial degree of uncertainty. Accordingly, there may be third-party patents or patent applications relevant to Cialis or our potential products that might block or compete with the technologies and products covered by our patents or patent applications. We also cannot be certain that our pending patent applications will result in issued patents or that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology.

On July 20, 2005, a lawsuit was filed against ICOS by Vanderbilt University in the United States District Court for the District of Delaware. Vanderbilt filed the lawsuit asserting that three of its researchers contributed to the conception of the inventions reflected in U.S. Patent Nos. 5,859,006 and 6,140,329. U.S. Patent No. 5,859,006 is ICOS’ patent claiming tadalafil and certain related compounds; U.S. Patent No. 6,140,329 is ICOS’ patent claiming the use of tadalafil and certain related compounds to treat erectile dysfunction. Tadalafil is the active ingredient in Cialis, which is marketed in North America by Lilly ICOS, which has an exclusive license to U.S. Patent Nos. 5,859,006 and 6,140,329. The Vanderbilt lawsuit requests that the Court direct the U.S. Commissioner of Patents and Trademarks to add the three individual researchers as co-inventors on these patents. ICOS timely filed a response to the complaint on September 9, 2005, denying the central allegations of Vanderbilt’s complaint and setting forth various affirmative defenses. While the Company is diligently evaluating Vanderbilt’s claims and seeking additional information, it currently believes that Vanderbilt’s claims lack merit and intends to defend the lawsuit vigorously. Because discovery between the parties has not yet begun, it presently remains premature to assess what, if any, impact the lawsuit might have on our business, financial position, results of operations, and cash flows.

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

Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file claims based on our patents, which are expensive and time-consuming. In such proceedings, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the ground that its technology is not covered by our patents. Policing unauthorized use of our intellectual property is difficult. We cannot assure you that we will be able to detect and prevent misappropriation of our proprietary rights related to Cialis and our other technologies, particularly in countries where the laws may not protect such rights as fully as in the United States.

In addition to our patented technology, we also rely on unpatented technology, trade secrets, and confidential information. We may be unable to effectively protect our rights to this technology or information. Other parties may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. It is our policy to require each of our employees, consultants and corporate partners to execute a confidentiality and intellectual property agreement at the commencement of an employment, consulting, or collaborative relationship with us. These agreements may not, however, provide effective protection of our technology or information and, in the event of unauthorized use or disclosure, may not provide adequate remedies.

We may be subject to liability and substantial damages and costs or be prohibited from commercializing Cialis and our potential products as a result of patent infringement litigation and other proceedings relating to patent rights.

Patent litigation is common in the pharmaceutical industry. We cannot assure you that third parties will not assert patent or other intellectual property infringement claims against us or our collaboration partners regarding Cialis or in our potential products. For example, in October 2002, Pfizer Inc., Pfizer Limited, and Pfizer Ireland Pharmaceuticals filed a patent infringement lawsuit against ICOS, Lilly ICOS, and Lilly in the United States District

Court for the District of Delaware. Pfizer contends that the use, offering for sale, selling, manufacture, or importing into the United States of Cialis for the treatment of erectile dysfunction by any of the defendants infringes claim 24 of Pfizer’s U.S. Patent No. 6,469,012 (or the Pfizer Patent), and seeks a declaratory judgment to that effect. Pfizer also seeks a permanent injunction, attorneys’ fees, costs, and expenses. In January 2003, we and the other defendants filed an answer denying the central allegations of Pfizer’s complaint and setting forth various affirmative defenses.

The U.S. Patent and Trademark Office (PTO) subsequently ordered the reexamination of the Pfizer Patent. Under the reexamination process, the PTO is required to reconsider the validity of a patent if substantial new questions of patentability are raised by any party including by the PTO itself. The District Court stayed, or suspended, the patent infringement lawsuit, pending the outcome of the reexamination. Subsequently, Lilly ICOS and other parties filed several reexamination requests regarding the Pfizer Patent, which were merged with the PTO’s ordered reexamination. The first office action issued by the PTO rejected claim 24 of the Pfizer Patent. The Examiner rejected claim 24 on the basis that certain prior art rendered the claimed invention not new, and therefore unpatentable under 35 U.S.C. §102(b), and obvious and unpatentable under the judicially created doctrine of obviousness-type double patenting. The Examiner did not accept any of the other arguments made in the then-pending petitions for reexamination. We later filed a new request for reexamination of claim 24, which was granted by the PTO. Lilly also filed a separate new request for reexamination of claim 24; however, this request was denied. On September 15, 2005, the PTO issued a second office action that rejected Pfizer’s arguments made in response to the first office action, reaffirmed the initial rejection of claim 24, and entered new grounds for rejecting claim 24. The second office action also maintained the obviousness-type double patenting rejection of the other claims. Pfizer’s response to the second office action is due by November 15, 2005. According to PTO procedure, the PTO should issue a further action after Pfizer’s response period, which may finalize the rejections of claim 24, withdraw the rejections of that claim, or allow an amended claim to be entered. Pfizer can challenge the result of a final office action within the PTO and subsequently in court.

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

Litigation is inherently unpredictable and the eventual outcome in a particular case is impossible to determine in advance. We believe that Pfizer’s suits lack merit and intend to vigorously pursue our various defenses. If Pfizer were to prevail in one or more countries, however, we might be subject to substantial damages, prohibited from marketing Cialis for the treatment of erectile dysfunction in those countries, or required by Pfizer to enter into a licensing agreement in order to be able to market Cialis in those countries. Any such adverse result could have a material adverse effect on our business, financial position, results of operations, and cash flows.

On July 20, 2005, a lawsuit was filed against ICOS by Vanderbilt University in the United States District Court for the District of Delaware. Vanderbilt filed the lawsuit asserting that three of its researchers contributed to the conception of the inventions reflected in U.S. Patent Nos. 5,859,006 and 6,140,329. U.S. Patent No. 5,859,006 is ICOS’ patent claiming tadalafil and certain related compounds; U.S. Patent No. 6,140,329 is ICOS’ patent claiming the use of tadalafil and certain related compounds to treat erectile dysfunction. Tadalafil is the active ingredient in Cialis, which is marketed in North America by Lilly ICOS, which has an exclusive license to U.S. Patent Nos. 5,859,006 and 6,140,329. The Vanderbilt lawsuit requests that the Court direct the U.S. Commissioner of Patents and Trademarks to add the three individual researchers as co-inventors on these patents. ICOS timely filed a response to the complaint on September 9, 2005, denying the central allegations of Vanderbilt’s complaint and setting forth various affirmative defenses. While the Company is diligently evaluating Vanderbilt’s claims and seeking additional information, it currently believes that Vanderbilt’s claims lack merit and intends to defend the lawsuit vigorously. Because discovery between the parties has not yet begun, it presently remains premature to assess what, if any, impact the lawsuit might have on our business, financial position, results of operations, and cash flows.

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

We manufacture recombinant protein bulk product under contract for third parties who, in many cases, intend to use them in human clinical trials and distribute them to the public. Even though we do not distribute, market, or sell the products to end users ourselves, we may be required to defend lawsuits or pay damages if any of the products is alleged to have harmed someone. We take steps to protect ourselves against the potential liabilities associated with these risks, including obtaining agreements from our customers to limit our liabilities and to indemnify us. However, we cannot be certain that these agreements will be adequate to protect us against potential claims relating to our contract manufacturing services. The scope of these agreements may vary from contract to contract. If we faced a claim that was not resolved by the applicable agreement, or if the customer failed to perform under its obligations, we may be inadequately protected or we may not be protected at all. Although we maintain product liability insurance, we cannot be certain that the coverage will apply, that it will be adequate for these claims, or that it will continue to be available to us on acceptable terms.

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

If we fail to negotiate or maintain successful collaborative arrangements with third parties, our research, development and marketing activities may be delayed or reduced.

We have entered into, and we expect to continue to enter into, collaborative arrangements with third parties who provide us with funding, intellectual property and/or who perform research, development, regulatory compliance, manufacturing, or marketing activities relating to Cialis and some or all of our product candidates. If we fail to secure or maintain successful collaborative arrangements, our research, development and marketing activities may be delayed or reduced. We may be unable to negotiate additional collaborative arrangements or, if necessary, modify our existing arrangements on acceptable terms.

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

We may acquire, merge with or invest in other businesses, products or technologies that are intended to complement our existing business. From time to time in the ordinary course of business, we have had discussions and negotiations with companies regarding business combinations or investing in these companies’ businesses, products or technologies. Our management has limited or no prior experience in assimilating acquired or merged companies. Any acquisitions or investments we complete will likely involve some or all of the following risks:

•	failure of new product candidates during the research and development stages;

•	difficulty of assimilating the new operations and personnel, products or technologies;

•	commercial failure of the new products;

•	disruption of our ongoing business;

•	diversion of resources;

•	inability of management to maintain uniform standards, controls, procedures and policies;

•	difficulty of managing our growth and information systems;

•	reduction in the overall growth rate of the combined organization;

•	risks of entering markets in which we have little or no prior experience; and

•	impairment of relationships with employees or customers.

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

If we do not comply with laws regulating the protection of the environment and health and human safety, we could incur substantial liability.

Our research and development activities involve the controlled use of chemicals, viruses, radioactive compounds and other hazardous materials. If an accident involving these materials were to occur, we could be held liable for any resulting damages, which liability could exceed our resources. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and certain waste products. We cannot eliminate the risk of accidental contamination or injury from these materials. We are also subject to numerous health and workplace safety laws and regulations, including those governing laboratory procedures. We may incur substantial costs to comply with, and substantial fines and penalties if we violate, any of these laws or regulations.

New limitations may be imposed on our ability to market Cialis or other products.

Broadcast advertising for prescription drugs has recently been the focus of attention by Congress and the media. Some general objections have been raised to marketing prescription drugs directly to consumers that impact the industry as a whole. In addition, some members of Congress, and others, have focused their attention on advertising for erectile dysfunction medications like Cialis, and have proposed placing limits on the hours when television advertisements for these products may be aired. We do not know at this time whether these or other limitations on the manner in which we advertise Cialis will be implemented. Even if legislation is not adopted, regulatory bodies or industry groups may feel pressured to impose limitations on marketing that affect the industry as a whole and/or ED medications in particular. A set of principles relating to advertisements to consumers was recently adopted by the Pharmaceutical Research and Manufacturers of America, a pharmaceutical industry association. The principles do not impose restrictions specifically on the advertising of ED medications, and we do not believe compliance with these principles will materially impair our ability to market Cialis. Future restrictions on direct-to-consumer advertising of ED medications could impact us and our competitors; however, the relative impact on each product might be affected by other factors such as length of time on the market or current recognition of the brand. Any such restrictions might impede our ability to implement our preferred promotional strategy or strategies, which may in turn affect sales of Cialis or other potential products that we market.

Our sales may be affected by coverage and reimbursement decisions of third-party payors.

Sales of Cialis and our potential products may be affected by the availability of reimbursement from third-party payors, such as state and federal governments, under programs such as Medicare and Medicaid in the United States, private insurance plans, and managed care organizations.

Recently, Congress passed a law that prohibits reimbursement for prescription drugs treating erectile dysfunction under the Medicare and Medicaid programs. Since coverage of ED drugs is not currently available under Medicare, and since several major states had previously suspended coverage for ED drugs under their Medicaid programs, the impact of this law on our business, though difficult to quantify, is likely to be modest. Nonetheless, the law eliminates the potential for some patients who could not otherwise afford these medications to receive coverage for them under these federal government programs.

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

At September 30, 2005, our financial instruments include cash, cash equivalents, marketable investment securities, receivables, accounts payable and convertible subordinated debt. We do not use derivative financial instruments in our investment portfolio. Our exposure to market risk for changes in interest rates relates primarily to our marketable investment securities and convertible subordinated debt. Because of the relatively short maturities of our investments, we do not expect interest rate fluctuations to materially affect the aggregate value of our financial assets. The fair value of our convertible subordinated debt is expected to change inversely to changes in interest rates. The fair value of our convertible subordinated debt also is expected to change as our stock price and the expected volatility of our stock price change. The fair value of our convertible subordinated debt was $235.1 million at September 30, 2005, with a carrying amount of $278.7 million at that date.

ITEM 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, have concluded that, as of that date, our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1.	Legal Proceedings

In connection with the PTO reexamination of U.S. Patent No. 6,469,012, on September 15, 2005, the PTO issued a second office action that rejected Pfizer’s arguments and entered new grounds of rejecting claim 24. According to PTO procedure, following Pfizer’s response, the PTO should issue a further action, which may finalize the rejections of claim 24, withdraw the rejections of that claim, or allow some amended claim to be entered. Pfizer can challenge the result of a final office action within the PTO and subsequently in court.

In connection with the Vanderbilt University patent lawsuit relating to U.S. Patent Nos. 5,859,006 and 6,140,329, on September 9, 2005, we filed our response with the United States District Court for the District of Delaware.

See Notes to our Condensed Consolidated Financial Statements in Part I, Item 1 and Risk Factors in Part I, Item 2. See also Part I, Item 3 of our report on Form 10-K for the year ended December 31, 2004 and Part II, Item 1 of each of our reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

ITEM 5.	Other Information

On September 27, 2005, we completed our reincorporation from Delaware to Washington State.

On October 24, 2005, we began discussions with Solvay Pharmaceuticals, Inc. that culminated in the determination that the Co-Promotion Agreement dated January 28, 2005 between ICOS Corporation and Solvay will terminate effective December 23, 2005.

ITEM 6.	Exhibits

(a)	Index to Exhibits

Note
2.1	Agreement and Plan of Merger, dated July 22, 2005, by and between ICOS Corporation, a Delaware corporation, and ICOS Washington Corporation, a Washington corporation	A

3.1	Restated Articles of Incorporation of ICOS Corporation	A

3.2	Amended and Restated Bylaws of ICOS Corporation	A

4.1	Form of Common Stock Certificate of ICOS Corporation, a Washington corporation	A

4.2	Supplemental Indenture, dated as of September 26, 2005, among ICOS Corporation, ICOS Washington Corporation and Wells Fargo Bank, National Association, as Trustee, for 2% Convertible Subordinated Notes, due July 1, 2023	A

10.1	Amendment No. 1, dated September 26, 2005, to Rights Agreement among ICOS Corporation, ICOS Washington Corporation and Mellon Investor Services LLC, as Rights Agent	A

10.2	Third Lease Amendment and Termination Agreement related to the Industrial Real Estate Lease Agreement dated May 20, 1997 between Benaroya Capital Company, LLC and ICOS Corporation	B

10.3	First Lease Amendment dated June 1, 2005, to Industrial Real Estate Lease Agreement dated September 6, 2000 between Benaroya Capital Company, LLC and ICOS Corporation	B

10.4	Third Lease Amendment dated June 1, 2005, to Industrial Real Estate Lease Agreement dated June 4, 2001, between Kent Central, LLC (formerly referred to as Benaroya Capital Company) and ICOS Corporation	B

31.1	Section 302 Certification of Paul N. Clark	B

31.2	Section 302 Certification of Michael A. Stein	B

32.1	Certification of Paul N. Clark Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	B

32.2	Certification of Michael A. Stein Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	B

Legend to Exhibit Index:

Note

A	Filed as an exhibit to the Company’s Form 8-K Current Report on September 27, 2005 (File No. 000-19171) and incorporated herein by reference.

B	Filed with this document.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICOS CORPORATION

Date:	November 3, 2005	By:	/s/ MICHAEL A. STEIN
Michael A. Stein Senior Vice President and Chief Financial Officer (Principal Financial Officer)