Form 10-K
period 2005-12-31
ICOS CORP
filed 2006-03-08
CIK 874294

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

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

Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒    No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐    No ☒

State the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2005. $1,355,581,913.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of January 31, 2006.

Title of Class	Number of Shares
Common Stock, $.01 par value	65,101,383

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2006, are incorporated by reference in Part III of this Form 10-K.

ICOS CORPORATION

*	None

PART I

Item 1.	Business

Overview

ICOS Corporation, a biotechnology company headquartered in Bothell, Washington, is dedicated to bringing innovative therapeutic products to patients. Through Lilly ICOS LLC (Lilly ICOS), our joint venture with Eli Lilly and Company (Lilly), we are marketing Cialis® (tadalafil) for the treatment of erectile dysfunction. Lilly ICOS also is evaluating tadalafil as a potential treatment in benign prostatic hyperplasia (BPH), hypertension and pulmonary arterial hypertension (PAH). ICOS also is working to develop and commercialize potential treatments for other serious unmet medical conditions such as cancer and inflammatory diseases.

Over the years, we have established collaborations with pharmaceutical and biotechnology companies to enhance our internal development capabilities, to acquire rights to additional product candidates, to gain access to the capabilities of our collaboration partners and to offset a substantial portion of the financial risk of developing individual product candidates. Our most significant ongoing collaboration is Lilly ICOS. We expect to establish additional collaborations with pharmaceutical and other biotechnology companies in the future.

Business Strategy

ICOS is focused on the discovery, development and commercialization of innovative drugs.

Successfully commercializing Cialis in the United States, Europe and other countries.    With the United States Food and Drug Administration’s (FDA) 2003 approval of Cialis for erectile dysfunction, and subsequent Cialis product launch in the United States, we have succeeded in bringing our first product to market on a worldwide basis. Through the sales and marketing efforts of both Lilly and ICOS, we intend to continue to increase awareness of the unique benefits of Cialis, as we expand our position in the large and growing worldwide erectile dysfunction market.

Diversifying and commercializing our portfolio of product candidates.    We have developed, and plan to continue to develop, a portfolio of product candidates encompassing a variety of therapeutic approaches to address both chronic and acute diseases and medical conditions. For example, we are currently researching and developing product candidates targeting, among others, cardiovascular diseases, urologic disorders, cancer and inflammatory diseases. To mitigate some of the risks inherent in clinical development, we plan to develop a number of product candidates concurrently. We believe this diversified approach yields the greatest opportunity for long-term commercial success.

Using our internal capabilities to discover and develop novel product candidates.    We have used our capabilities in molecular, cellular and structural biology, high throughput drug screening, medicinal chemistry and gene expression profiling to successfully identify novel product candidates. We have obtained patents, or filed patent applications, for protein-based and small molecule product candidates. We plan to continue our discovery and development efforts in these areas, emphasizing diseases and medical conditions for which current therapies are substandard or unavailable, or for which the market opportunities are large.

Identifying attractive acquisition and in-licensing candidates.    We have acquired and in-licensed product candidates and plan to continue to do so in the future. We believe that we are well positioned to attract additional product candidates as a result of our broad base of research, clinical and development capabilities, as well as our experience bringing a collaboratively developed product to market.

Forming strategic collaborations.    We have established, and intend to continue to establish, collaborations with pharmaceutical and other biotechnology companies to enhance the development of product candidates.

These collaborations enable us to retain a significant portion of the potential economic benefit, while offsetting a substantial portion of the financial risk. We believe collaborations generally enable us to develop a greater number of product candidates than otherwise would be possible and also provide us with access to a broader range of scientific and commercial capabilities through our collaborative partners.

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

Cialis

Our first commercial product, Cialis, is being prescribed around the world as an on-demand treatment for patients with erectile dysfunction. Cialis is being manufactured and marketed by Lilly ICOS, which has rights to commercialize Cialis in North America and Europe. In the context of Lilly ICOS territories, North America includes the United States, Canada and Mexico. Europe includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom. Lilly has exclusive rights to market Cialis in all other parts of the world, and pays royalties to Lilly ICOS equal to 20% of net sales in those territories. Worldwide net sales of Cialis totaled $746.6 million during the year ended December 31, 2005, including $169.9 million in Lilly territories.

Cialis is an oral inhibitor of the phosphodiesterase type 5 enzyme (PDE5), shown to be effective in relaxing smooth muscle tissue. Lilly ICOS has conducted approximately 112 clinical studies, involving more than 15,000 human subjects, in evaluating Cialis for the treatment of erectile dysfunction. Efficacy studies demonstrated that Cialis both improved a patient’s ability to attain and maintain an erection sufficient for sexual intercourse and significantly increased the percentage of successful sexual attempts. Clinical studies further demonstrated that Cialis is effective up to thirty-six hours after taking the drug and may work as early as thirty minutes after dosing. We believe that the drug’s duration and the ability to take the drug without regard to food allows men and their partners more freedom and spontaneity to choose the right moment for sexual activity.

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

Typically, sexual arousal leads to increased blood flow into penile erectile tissue, resulting in an erection. As part of this arousal process, the body produces a compound called cyclic guanosine monophosphate (cGMP) which causes penile blood vessels to dilate, allowing blood flow to increase. PDE5, an enzyme present in penile blood vessels, cleaves cGMP allowing the penile blood vessels to return to their undilated state. Inhibition of PDE5 can enhance blood flow to the penis, thus, contributing to an erection.

Current Treatment.    Until 1998, treatments for erectile dysfunction were primarily limited to the use of injectables, vacuum pumps and prostheses, which are inconvenient and unpleasant options that had limited the size of the treated population. With the introduction, in 1998, of Viagra® (sildenafil citrate), which also inhibits PDE5, millions of men were motivated for the first time to acknowledge their affliction and seek treatment. In 2003, Levitra® (vardenafil HC1), was introduced as an alternative treatment for erectile dysfunction. We believe that less than 10% of the world’s male population who could benefit from orally administered treatment for erectile dysfunction are currently undergoing treatment.

Research and Development Pipeline

We are studying and developing product candidates targeting a variety of serious diseases and medical conditions, as summarized in the following paragraphs.

Total research and development expenses were $88.3 million in 2005, $71.8 million in 2004 and $85.8 million in 2003.

Clinical Programs

Tadalafil

Besides erectile dysfunction, we are currently studying tadalafil in BPH, hypertension and PAH.

Benign Prostatic Hyperplasia (BPH)

Background.    BPH is a non-cancerous enlargement of the prostate gland that may cause a number of bothersome urinary tract symptoms as a man ages. The enlarging prostate gland impacts a man’s urination, by exerting pressure upon the urethra, the passageway for urine leaving the bladder. In men diagnosed with BPH, the enlarging prostate may narrow or partially block the urethra, which can result in urinary difficulties. The symptoms of BPH include having to strain to pass urine, urgency with frequent urination, repeated awakening at night to urinate, incomplete emptying of the bladder and even the inability to urinate. More than half of men over age 50 have some degree of BPH.

Current Treatment.    BPH is a competitive market with several approved drugs. Currently, alpha blockers (e.g., doxazosin (Cardura®), terazosin (Hytrin®), tamsulosin (Flomax®), alfuzosin (Uroxatral®)) and 5-alpha-reductase inhibitors (e.g., finasteride (Proscar®), dutasteride (Avodart®)) are used, separately or in combination, to treat the symptoms of BPH. Such treatments typically relax the smooth muscle tissue in the prostate and the opening of the bladder, reduce the size of the prostate or slow the rate of prostate enlargement, thereby allowing urine to flow more freely. Although effective, both classes of drugs can produce unwanted side effects, including sexual dysfunction, which may prompt patients to avoid or discontinue therapy and may be exacerbated with combination therapy. Additionally, certain approved therapies for BPH are associated with appreciable rates of dizziness and syncope. Other treatments of BPH include transurethral microwave heat treatment, transurethral needle ablation, stents and surgery.

Potential Treatment by Tadalafil.    Tadalafil inhibits PDE5, thereby increasing cGMP levels, which may cause relaxation of prostatic and lower urinary tract smooth muscle or provide symptomatic relief through other mechanisms in the lower urinary tract.

Development Status.    Lilly ICOS obtained positive results in a Phase 2 clinical study evaluating tadalafil for the treatment of lower urinary symptoms in men with BPH. The Phase 2 proof of concept study demonstrated significant improvement, relative to placebo, in the primary endpoint, the International Prostate Symptom Score (IPSS). The IPSS is a seven-item questionnaire that assesses the severity of symptoms of BPH and is the standard scale used for the evaluation of medications that treat the symptoms of BPH. In addition, tadalafil demonstrated significant improvement relative to placebo on most of the secondary endpoints included in the study. Lilly ICOS plans to proceed with a Phase 2b clinical study in 2006, which may serve as one of two pivotal studies, to evaluate multiple doses of tadalafil in patients with BPH. The results of the multi-dose study will be useful in the design of a Phase 3 study, expected to begin in 2008.

Hypertension

Background.    Hypertension, or high blood pressure, is a common disorder which dramatically increases the risk of cardiovascular complications. Patients with hypertension are at greater risk for heart attacks, stroke, kidney failure and atherosclerosis. It is estimated that hypertension affects more than 71 million people in the United States. Of the estimated 50 million people who have been diagnosed with hypertension, it is estimated that approximately 45 million are using therapy (special diet or medication) to control the effects of this disorder.

Current Treatment.    Numerous agents for the treatment of hypertension exist, including diuretics, adrenergic antagonists, calcium channel blockers and angiotensin converting enzyme inhibitors. A number of these agents can negatively affect libido and sexual performance, impeding patient compliance with therapy.

Potential Treatment by Tadalafil.    Tadalafil’s inhibition of PDE5, thereby increasing cGMP levels, may cause a reduction in vascular tone and, hence, blood pressure. Preclinical data and preliminary clinical observations suggest that tadalafil administration to people with hypertension may result in a clinically meaningful reduction in blood pressure.

Development Status.    In September 2005, Lilly ICOS initiated a Phase 2 study to evaluate the efficacy and safety of tadalafil, compared to placebo, for the treatment of mild to moderate hypertension.

Pulmonary Arterial Hypertension (PAH)

Background.    PAH is a life threatening disease that is characterized by an elevation of blood pressure in the pulmonary (lung) arteries. Patients who have PAH can experience shortness of breath, fatigue and heart failure. In the United States, PAH affects an estimated 100,000 people of all ages. Left untreated, PAH is typically fatal.

Current Treatment.    PAH is a competitive market with five therapies currently approved in North America and Europe, including inhaled, intravenous, and subcutaneously administered prostacyclin and analogs; an oral endothelin receptor antagonist; and an oral PDE5 inhibitor. Such agents are designed to improve circulation in part by dilating blood vessels in the affected pulmonary artery. Patients may also be treated with supplemental oxygen, digoxin, diuretics, warfarin or calcium channel blocking medications.

Potential Treatment by Tadalafil.    Regulatory bodies in the U.S. and Europe have approved the use of sildenafil citrate (Revatio®), the active ingredient in Viagra®, for the treatment of patients with PAH. Because of tadalafil’s longer half-life (17.5 hours), it may be preferable to other PDE5 inhibitors. This half-life may make it feasible for once-a-day dosing with tadalafil, which could be advantageous in the treatment of PAH.

Development Status.    In August 2005, Lilly ICOS initiated a Phase 3 study to evaluate the efficacy and safety of tadalafil, compared to placebo, for the treatment of PAH. The study is being conducted in North America and Europe.

Discovery and Preclinical Research

As part of our discovery research program, we evaluate new product candidates. We use an integrated approach in this process that incorporates our capabilities in molecular, cellular and structural biology, high throughput drug screening, medicinal chemistry and gene expression profiling. The following table summarizes our research and preclinical programs, as defined through therapeutic disease focus areas.

Therapeutic Area	Indication	Status
Inflammation	Psoriasis, Asthma	Preclinical
Urology	Overactive bladder	Preclinical
Oncology	Non-small cell lung cancer/others	Preclinical, Research
Fibrotic diseases	Kidney disease	Research

In the status column of the above table: “Preclinical” indicates evaluation of lead or preferred compounds or antibodies for safety, pharmacology and proof of efficacy in non-human animal models; and “Research” indicates the identification process for compounds or antibodies for which activity in target human biological assay systems has been demonstrated in laboratory tests, but which have not yet been tested in non-human animal models of specific human diseases.

Inflammation

ICOS continues to develop small molecule antagonists potentially useful in the treatment of inflammatory diseases. One program targets adhesion proteins that are expressed on the surface of white blood cells and function as both regulators of cell movement and of cell signaling. Psoriasis is the primary disease target for this antagonist. A second program is aimed at developing a drug that might be particularly important in allergic inflammatory diseases, such as asthma.

Urology

As a result of our work on Cialis, we have developed preclinical expertise in the study of the bladder and prostate gland, which has led to the evaluation of compounds that might relieve patients’ symptoms of an overactive bladder. There are approximately 33 million patients with an overactive bladder in the United States alone. These individuals often endure severe lifestyle restrictions, inconvenience and social embarrassment. Available therapies are only partially effective and often have unattractive side effects. We have initiated a program to develop substantially improved therapies for this condition. One project is currently in preclinical testing.

Oncology

According to the American Cancer Society, cancer is a major cause of death in the U.S., second only to cardiovascular disease. Despite significant progress in researchers’ understanding of the underlying molecular changes that drive the initiation and progression of cancers, treatment of these diseases remains largely unsatisfactory. For this reason, there is tremendous opportunity to develop novel therapeutics that may have a meaningful impact on the quality of life of patients and have significant commercial potential. For example, in recent years, several monoclonal antibodies have been developed to treat cancer. ICOS has experience in the development and clinical progression of monoclonal antibodies, and we have identified several molecules that have potential as monoclonal antibody targets in life threatening cancers, including non-small cell lung cancer.

One of our more advanced oncology programs involves the evaluation of cell cycle checkpoint/DNA repair inhibitors for their potential to improve the effectiveness of radiation and chemotherapy treatments. Resistance of tumor cells to radiation or chemotherapy is due in part to cell cycle checkpoint/DNA repair enzymes. These enzymes recognize and repair potentially lethal defects in cellular DNA introduced by radiation or chemotherapeutic agents. In preclinical tests, we are currently evaluating and optimizing lead compounds that inhibit key enzymes involved in this process. We are assessing these compounds, as well as those that target lipid and protein kinases, for their ability to selectively increase the sensitivity of tumors versus normal tissue to radiation or chemotherapeutic agents. This approach may enhance the success and minimize the toxic effects of chemotherapeutic treatments for many different types of tumors.

Fibrotic Diseases

Fibrosis is a leading cause of morbidity and mortality and a key component of multiple diseases affecting millions of people worldwide. Fibrosis can best be described as an improperly regulated wound healing response and is a common reaction of tissues to injury. During chronic injury, the wound healing response is no longer controlled by the normal mechanisms, thus resulting in abnormal deposits of fibrotic, or hardened, material.

These deposits may eventually lead to tissue dysfunction and potential failure of the affected organ. Despite this large unmet medical need, there are currently no approved treatments that directly target the process of fibrosis.

There is a great deal of overlap between the cellular and chemical mediators involved in fibrosis and those controlling the immune response. In addition, the nature of myofibroblast activation and differentiation has many similarities to neoplastic transformation that occurs in cancer. Therefore, it is not surprising that drug targets exist that have overlap between cancer or inflammatory disease and fibrotic disease. We are currently leveraging our expertise in cancer and inflammatory disease research to look at applications within fibrotic disease systems with an initial focus on fibrotic kidney diseases, such as diabetic nephropathy.

Patents and Proprietary Rights

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

Irrespective of whether we own or in-license patents, there can be no assurance that our patents will provide us with significant protection, competitive advantage or commercial benefit. The validity and enforceability of patents issued to pharmaceutical and biotechnology companies has proven highly uncertain. For example, legal considerations surrounding the validity of patents in the fields of pharmaceuticals and biotechnology are in transition, and we cannot assure you that the legal standards of patent law applied historically will continue to be applied in the future. In addition, we cannot assure you as to the degree and range of protections that any of our patents may afford us or whether any patents will be issued. Furthermore, since publication of discoveries in scientific or patent literature necessarily lags behind actual discoveries, we cannot assure you that we were the first creator of inventions covered by our patents or pending patent applications, or that we were the first to file patent applications for these inventions.

Many pharmaceutical and biotechnology companies and university and research institutions may have filed patent applications or already received patents that may be relevant to our areas of product development. Many of these applications and patents may be competitive with or conflict with ours, and could prevent us from obtaining patents or could call into question the validity of our existing patents. To contend with these possibilities, we have entered into license agreements and may in the future enter into additional license agreements to obtain access to technologies that may be useful or necessary for the development or commercialization of some of our product candidates. However, we cannot assure you that these licenses, or any others that may be required, will be available on commercially reasonable terms, if at all, or that we will be able to develop alternative technologies if we cannot obtain required licenses.

To protect our rights to our patents and proprietary information, we may need to litigate against infringing third parties, or avail ourselves of the courts or administrative proceedings to determine the scope, validity or enforceability of our patent rights. These types of actions are often costly and could be very time-consuming to us, and we cannot assure you that the deciding authorities will rule in our favor. An unfavorable decision could allow third parties to use our technology without being required to pay us licensing fees or may compel us to license needed technologies to avoid infringing third party patent and proprietary rights. Likewise, we may be required to defend ourselves in patent suits brought by third parties who seek to enjoin our product development efforts or seek damages for infringement. An unfavorable decision could force us to, among other things, alter our operations, pay damages or licensing fees or discontinue developing or marketing one or more of our potential products, as well as incur significant legal expenses. See “Item 3, Legal Proceedings” for a description of our material patent litigation.

While we pursue patent protection and enforcement of our product candidates and aspects of our technologies when appropriate, we also rely on trade secrets, know-how and continuing technological advancement to develop and maintain our competitive position. To protect this competitive position, we regularly enter into confidentiality and proprietary information agreements with third parties, including employees, suppliers and collaborators. Furthermore, our know-how that is accessed by third parties through collaborations and research and development contracts and through our relationships with scientific consultants is generally protected through confidentiality agreements and material transfer agreements with the appropriate parties. We cannot, however, assure you that these protective arrangements will be honored by all third parties, including employees, suppliers and collaborators, or that these arrangements will effectively protect our rights relating to unpatented proprietary information, trade secrets and know-how. In addition, we cannot assure you that other parties will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our proprietary information and technologies.

Cialis

We have several issued U.S. patents and numerous corresponding foreign patents covering Cialis and certain uses thereof. In the United States and Europe, our principal patents and/or applications covering Cialis or its uses expire between 2015 and 2020, subject to any patent term extensions that may be available.

In connection with the treatment of erectile dysfunction, our principal competitor, Pfizer Inc., or Pfizer, has been granted U.S. and foreign patents. See “Item 3, Legal Proceedings” for a description of our material litigation with Pfizer regarding Cialis.

Government Regulation

Regulation by government authorities in the United States, Europe and other countries is a significant consideration in our ongoing research and product development activities and in the manufacture and marketing of Cialis. Any product candidates we develop will require regulatory approval by government agencies prior to commercialization. Human therapeutic products are subject to rigorous preclinical and clinical testing and other approval requirements by the U.S. Food and Drug Administration (FDA) and comparable agencies in foreign countries. The time required for completing testing and obtaining approvals of our product candidates is uncertain, but often takes many years. Any delay in the approval of testing or in the evaluation of preclinical or clinical results by governmental authorities may hinder product development. Various federal, state and foreign statutes and regulations, including the Federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated thereunder, also regulate the manufacturing, safety, labeling, storage, record keeping, advertising, promotion and marketing of our approved product (Cialis). Failure to comply with these legal requirements may subject us to, among other things, civil penalties, criminal prosecution and restrictions on product development, production and/or distribution.

In general, the steps ordinarily required before a new therapeutic product candidate may be marketed in the United States include:

•	preclinical laboratory tests, animal tests and formulation studies;

•	the submission to the FDA of an Investigational New Drug Application (IND), which must become effective before clinical testing may begin in humans;

•	the conduct of a series of adequate and well-controlled clinical studies, conducted in phases to first establish the safety in humans and then the efficacy of the product candidate for each indication and related patient population;

•	the submission of a New Drug Application (NDA) or Biologics License Application (BLA), as the case may be, to the FDA; and

•	FDA review and approval of an NDA or BLA, as the case may be, prior to any commercial sale or shipment of the product candidate.

Preclinical studies generally are conducted in the laboratory to evaluate the potential safety and efficacy of a therapeutic product candidate and are undertaken in compliance with Good Laboratory Practices regulations and FDA guidance. The results of these studies are submitted to the FDA as part of an IND, which must be reviewed by the FDA before clinical testing may begin in the United States. Once the IND becomes effective (after FDA approval or failure to comment), clinical studies on humans may begin, although the FDA may put a hold on these studies at any time. Additional studies in animals are conducted after the IND is effective, and the results are submitted to the FDA to justify continued testing of the drug in humans.

Clinical studies are conducted in accordance with Good Clinical Practices regulations and related standards at independent investigator sites under protocols that detail the objectives of the study, the parameters to be used in monitoring safety and the efficacy criteria to be evaluated. Typically, clinical evaluation involves three phases, which may overlap. During Phase 1, clinical studies are conducted with a relatively small number of subjects to determine the early safety profile of a drug, as well as the pattern of drug distribution and drug metabolism by the subject. In Phase 2, clinical studies are conducted with groups of patients afflicted by a specific target disease to determine preliminary efficacy, optimal dosages and dosage tolerance, and to gather additional safety data. In Phase 3, large-scale, multicenter comparative clinical studies are conducted with patients afflicted with a specific target disease to provide data for the statistical proof of efficacy and safety as required by the FDA and others. The FDA or a clinical study sponsor may suspend clinical studies at any time if it is believed that the participants are being exposed to an unacceptable health risk.

The results of preclinical and clinical testing of a product candidate, as well as data relating to a product candidate’s chemistry, pharmacology and manufacture, are submitted to the FDA, in the form of an NDA for small molecule products or a BLA for biological products, in order to seek FDA approval. The cost of this process may be substantial. In response to an NDA or BLA, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria, including the pre-approval of relevant product manufacturing facilities. No action can be taken to market any new drug or biologic product in the United States until an appropriate marketing application has been approved by the FDA. The FDA may require additional testing after approval. In addition, we must conduct surveillance programs to monitor the side effects or adverse events associated with use of a new product. The FDA may prevent or limit future marketing of a product based on the results of these post-marketing analyses. Additional testing is also required to gain approval for the use of a product as a treatment for indications other than those already approved.

In order to manufacture our potential products, a domestic drug manufacturing facility must be (i) registered with the FDA, (ii) must submit to periodic inspection (including a pre-approval inspection) by the FDA and (iii) must comply with current Good Manufacturing Practices, or GMP, regulations. In addition, to supply products for use in the United States, foreign manufacturing establishments must comply with these regulations and are subject to periodic inspection by the FDA or corresponding regulatory agencies in countries under reciprocal agreements with the FDA.

Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities may be necessary in foreign countries prior to the commencement of marketing of a product in those countries. The approval procedures vary among countries and can involve additional testing and substantial delays. Although there are some procedures for unified filings in some countries, including some in Europe, in general each country has its own procedures and requirements.

With the approval of Cialis for sale in the United States, we are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify exemptions or “safe harbors” for certain payment arrangements that do not violate the anti-kickback statutes. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing certain practices, it is possible that our future practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). If the government were to allege against or convict ICOS, Lilly, or Lilly ICOS, of violating these laws, there could be a material adverse effect on us, including our stock price. Our future activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities.

Our activities relating to the marketing and promotional labeling of our products are also subject to regulation under the Food, Drug and Cosmetic Act, as amended, and the accompanying regulations and guidance. These requirements are designed to ensure that promotional communications about pharmaceutical products are balanced and accurate. Promotional materials are submitted to the FDA’s Division of Drug Marketing and Communications (DDMAC) no later than the time of first use, but in most cases advance approval is not required. Television advertisements are often sent to DDMAC for advisory comments before they are run, which may result in changes to the advertisement. If DDMAC determined that one or more of our promotional communications violated the applicable standards, we could be required to remove the advertisement from distribution and/or issue corrective communications. Any such actions might negatively impact our promotional strategy. In extreme cases, such as those involving patient safety concerns as a result of a company’s marketing activities, the FDA has the authority to issue a seizure order or to require the company to discontinue marketing of its product in the United States.

Recently, broadcast advertising for prescription drugs has been a particular focus of attention by Congress and the media. A set of principles relating to advertisements to consumers was adopted in July 2005 by the Pharmaceutical Research and Manufacturers of America, a pharmaceutical industry association. We do not currently believe that compliance with these principles will materially impair our ability to market Cialis. However, if public attention to this issue continues or intensifies, regulatory bodies or industry groups may feel pressured to impose additional limitations in this area. Future restrictions (in the form of laws, regulations or additional guidelines) on direct-to-consumer advertising of erectile dysfunction medications could impact us and our competitors; however, the relative impact on each product might be affected by other factors such as length of time on the market or current recognition of the brand.

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

Additionally, our present and future business is and will continue to be subject to various other forms of government regulation. The extent and character of government regulation that might result from future legislation or administrative action cannot be accurately predicted and may materially affect us.

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

Many of our competitors have substantially more experience, capital, research and development, regulatory, manufacturing, sales, marketing, human and other resources than we do. Furthermore, significant levels of biotechnology and pharmaceutical research now occur in universities, government agencies and other nonprofit research institutions. All of these entities have become increasingly active in seeking patent protection and licensing revenues for their research results, thereby providing us with additional future competition and potential costs to our operations.

We believe the principal competitive factors affecting our markets are the timing and scope of regulatory approvals, safety and efficacy of therapeutic products, cost and availability of these products, availability of alternative treatments, third party reimbursement programs and patent and proprietary rights protection. Although we believe that we are positioned to compete adequately with respect to these factors in the future, our future success is difficult to predict. Our product candidates are in various stages of development and, accordingly, subject to substantial research, development, regulatory approval and commercialization risks. The timing of market entry can be an important factor in determining a new product’s eventual success and profitability. Early entry may have important advantages in gaining product acceptance and market share. Therefore, the relative speed with which we can develop products and receive regulatory approval will likely be important to our competitive success.

The erectile dysfunction market is well established and intensely competitive. Throughout most of the world, Cialis competes against Viagra, which Pfizer has already successfully commercialized, and Levitra, which is being commercialized by Bayer AG outside the United States, and GlaxoSmithKline and Schering-Plough Corporation in the United States. Like Cialis, both Viagra and Levitra are PDE5 inhibitors for the treatment of erectile dysfunction. Our principal competitor, Pfizer, is the largest pharmaceutical company in the world and GlaxoSmithKline is the third largest. Another PDE5 inhibitor, Zydena® (udenafil), was approved for marketing in Korea in November 2005, and an investigational new drug application related to this product has been filed with the FDA. Other erectile dysfunction treatments are in development, and any other products or technologies that are directly or indirectly successful in treating erectile dysfunction could negatively impact the market for Cialis. If a PDE5 inhibitor with a time of effectiveness comparable to or longer than that of Cialis or a generic PDE5 inhibitor is successfully commercialized, it might have a significant adverse effect on the market for Cialis.

Tadalafil, if approved for the treatment of BPH, would compete with products such as Flomax and Cardura, which are alpha one antagonists, and Proscar and Avodart, which are dihydrotestosterone inhibitors. In addition, Pfizer recently announced favorable results of its Phase 2 study of Viagra on the treatment of BPH.

If approved for the treatment of PAH, tadalafil would compete with established products such as Flolan, Ventavis, Remodulin and Tracleer, as well as Pfizer’s new product Revatio, which was approved for marketing in the United States in June 2005 and in the European Union in November 2005. The active ingredient in Revatio is sildenafil, which is also the active ingredient in Viagra.

Our other potential products, if approved and commercialized, could compete against well-established existing therapeutic products as well.

Manufacturing

Cialis is currently manufactured by Lilly under contract with Lilly ICOS. Certain aspects of the Cialis manufacturing process are only performed in one Lilly location. Lilly also depends on others for the timely supply of raw materials used to manufacture Cialis and the performance of certain manufacturing processes. There can be no assurance that Lilly ICOS will be able to accurately anticipate future demand for Cialis or maintain adequate manufacturing capacity.

We have established relationships with third party manufacturers to produce the required materials for our small molecule programs. In addition, we have a facility in Redmond, Washington, a suburb of Seattle, which gives us the ability to manufacture active pharmaceutical ingredient (API) in limited quantities to support our non-commercial needs.

We manufacture recombinant protein-based clinical materials in our production facility in Bothell, Washington, a suburb of Seattle, to support our clinical studies. Our current facility is capable of utilizing both microbial- and mammalian-based production processes and was designed to meet the FDA requirements for the production of purified recombinant protein bulk product. In the absence of a need to manufacture our own product candidates at our production facility, we are manufacturing purified recombinant protein bulk product for third parties pursuant to contractual arrangements and may enter into additional arrangements in the future.

We depend on the timely supply of raw materials used to manufacture product candidates for use in preclinical testing and clinical studies and for our contract manufacturing business. We attempt to remain apprised of our supplier’s abilities to meet our needs and the market conditions for these raw materials. Raw materials may be subject to contamination and recall. A material shortage, contamination or recall could adversely impact or disrupt the manufacturing of our product candidates. We cannot assure you that we will be able to maintain our current relationships with third party manufacturers and suppliers or establish future arrangements with third party manufacturers and suppliers on commercially reasonable terms, if at all. We participate in quality control and quality assurance processes related to the manufacture of potential products for us and our affiliates. However, there is no assurance that regulatory bodies will not raise issues regarding manufacturing and quality processes.

Marketing and Sales

Cialis

In 2003, we hired and deployed an ICOS sales force of approximately 165 experienced pharmaceutical sales representatives that, together with sales representatives from Lilly, co-promote Cialis throughout the United States on behalf of Lilly ICOS. ICOS sales representatives are focused primarily on physicians in private practice, specializing in the field of urology. We utilize typical pharmaceutical company selling and marketing techniques, including sales representatives calling on individual physicians, medical education programs, professional symposia, promotional materials and public relations. In January 2006, we added an additional 40 representatives through a third party to promote Cialis in the United States on behalf of Lilly ICOS.

Costs of marketing and selling Cialis are charged to Lilly ICOS and reported as collaboration revenue from related parties in our consolidated statements of operations. Beginning in September 2003, and continuing through December 2004, the costs of our sales force were fully reimbursed by Lilly ICOS. Beginning in January 2005, 60% of the cost of our sales force is reimbursed by Lilly ICOS. The cost of the 40 third party sales representatives managed by us and Cialis marketing activities will be fully reimbursed by Lilly ICOS.

We have limited marketing support service experience and, therefore, rely heavily on Lilly to supply these services for Cialis in the United States, including customer service, order entry, shipping and billing services. Lilly is currently responsible for all sales and marketing activities for Cialis outside the United States. Based on the terms of our marketing and sales agreement with Lilly ICOS and Lilly, beginning in 2007, we may be required to assume a portion of the sales and marketing responsibilities for Cialis in Canada, Mexico and Europe. As an alternative to deploying our own sales force, we may fulfill our sales and marketing responsibilities in those territories by contracting with Lilly or third parties. In the event we deploy our own sales force, we will be reimbursed in a manner similar to how we are reimbursed in the United States.

AndroGel® Co-Promotion

In January 2005, we entered into an agreement with Solvay Pharmaceuticals, Inc., whereby our U.S. sales force provided promotional support and conducted sales calls for AndroGel® (testosterone gel) 1% CIII. Under the terms of the agreement, we were paid a fee per sales call. This agreement ended in December 2005.

Product Candidates

Our marketing professionals are also focused on our product candidates under development. As development advances, marketing resource requirements will increase.

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

Human Resources

As of December 31, 2005, we employed approximately 700 individuals, all of whom are in the United States. We consider our employee relations to be good. We have never had a work stoppage, and none of our employees are represented under a collective bargaining agreement. We believe that our future success is dependent in part on our ability to attract, integrate and retain skilled scientific, sales and marketing, and other professional and senior management personnel. Competition in our industry for these skilled workers is intense, and we cannot assure you that we will be able to attract, integrate and retain these personnel.

Important Factors Regarding Forward-Looking Statements

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “should” or “will” or the negative of such terms or other comparable terminology. Forward-looking statements are only predictions that provide our current expectations or forecasts of future events. In particular, forward-looking statements include:

•	information concerning possible or assumed future results of operations, trends in financial results and business plans;

•	statements about financial guidance;

•	statements about our product development schedule and the potential success of our research and development efforts;

•	statements about our expectations regarding regulatory approvals for any of our product candidates;

•	statements about our potential or prospects for future product sales;

•	statements about the level of our costs and operating expenses, and about the expected composition of our revenues and operating expenses;

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments and financing proceeds to meet future capital and operating requirements;

•	statements about the outcome of contingencies, such as legal proceedings;

•	other statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical fact.

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

Except as required under federal securities laws and regulations, we do not have any intention or obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business and industry under the caption “Risk Factors” in this report. These risk factors could cause our actual results to differ materially from expected or historical results.

Item 1A.	Risk Factors

ICOS operates in an environment that involves a number of risks and uncertainties. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that are not considered material, and therefore not mentioned herein, may impair our business operations. If any of the following risks actually occur, our business, operating results and financial position could be harmed.

Risks Related to Our Business

We have a history of losses and may be unable to sustain profitability.

We have incurred significant operating losses since we began operations in 1990. As of December 31, 2005, we had an accumulated deficit of $862.6 million. We cannot assure you that we will be able to achieve or increase profitability. We anticipate that operating expenses will increase in the future as we continue development of our potential products, seek to obtain necessary regulatory approvals and manufacture and market these product candidates. Directly, and through Lilly ICOS, we expect to continue to incur substantial marketing and other expenses related to commercializing Cialis in the United States, Europe, Mexico and Canada. Furthermore, Lilly ICOS may incur significant expenses in demonstrating safety and efficacy in order to provide a basis for seeking regulatory approvals to market tadalafil in new indications. Lilly ICOS and/or ICOS may be unable to generate sufficient revenues from Cialis and other products to achieve and maintain profitability. Overall changes in market demand for erectile dysfunction drugs, and Lilly ICOS’ ability to capture and retain market share, will significantly affect revenues and expected profitability from Cialis and, in turn, our results of operations and cash flows. For example, in 2005, the overall U.S. market of PDE5 inhibitor prescriptions, for the treatment of erectile dysfunction, is estimated to have declined by approximately 3.2%, compared to 2004.

Our operating results are subject to fluctuations that may cause our stock price to decline.

Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenue and other income are unpredictable and may fluctuate due to many factors, some of which we cannot control. For example, factors affecting our revenue and other income, as well as Lilly ICOS’ revenue, presently or in the future, could include:

•	level of demand for our products, including changes in physician prescribing habits, and unfavorable publicity concerning our products or similar products;

•	changes in wholesaler buying patterns;

•	changes in reimbursement rates or policies;

•	timing of non-recurring license fees and the achievement of milestones under license and collaborative agreements;

•	government regulation, including regulations related to the marketing of our products;

•	increased competition for new or existing products;

•	timing and success of product launches;

•	level of our contract manufacturing for third parties;

•	fluctuations in foreign currency exchange rates;

•	changes in our product marketing, selling and pricing strategies and programs; and

•	inability to provide adequate supply of our products.

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

Even though Cialis has been approved for commercial sale, if we or others identify additional side effects, approval could be withdrawn or sales of Cialis could be significantly reduced.

If we or others identify additional or potential side effects, or if manufacturing problems occur:

•	we may take Cialis off the market;

•	regulatory approval may be withdrawn or other regulatory sanctions may be imposed;

•	reformulation of the product, additional clinical studies, and/or changes in labeling of the product may be required;

•	changes to or re-approvals of our or our partner’s manufacturing facilities may be required;

•	our reputation in the marketplace may suffer; and

•	lawsuits, including class action suits, may be brought against us.

The identification of additional or potential side effects, and subsequent consequences, could harm or prevent sales of Cialis or could increase the costs and expenses of commercializing and marketing Cialis.

General post-marketing surveillance of our product is ongoing, as well as specific studies that are required as part of our marketing approvals in various jurisdictions. Either of these sources could result in the identification of new or potential side effects. For example, in May 2005, Lilly ICOS added certain vision-related adverse events to the label for Cialis, based on reports from post-marketing surveillance. Subsequently, there was substantial media attention regarding a possible connection between use of Viagra® (sildenafil citrate), another PDE5 inhibitor for the treatment of erectile dysfunction, and the development of non-arteritic anterior ischemic optic neuropathy (NAION), a condition that may lead to permanent visual impairment or blindness. In July 2005, the FDA issued a statement indicating that information regarding reports of NAION in patients using PDE5 inhibitors had been added to the labels of all products in the PDE5 inhibitor class, including Cialis. The FDA statement and the relevant label language state that a causal relationship between the development of NAION and use of these drugs has not been established. Such a causal relationship could be established in the future. Adverse media attention and concerns related to side effects may reduce sales of Cialis.

The success of Cialis depends, in large part, on the promotion, sales and marketing activities of our partner, Lilly. Similarly, the success of our potential products in development could depend on our ability to arrange assistance from third parties.

Through Lilly ICOS, we and Lilly have joint responsibility for the promotion and sale of Cialis in North America and Europe. Lilly has rights to Cialis for the other parts of the world, with royalties to be paid to Lilly ICOS. We believe that the efforts of a sizeable pharmaceutical sales force and experienced marketing staff are important to the continued success of the product. We have relied, and expect to continue to rely, heavily on Lilly for promotion, sales and marketing of Cialis, even with respect to our joint responsibilities. We have limited staff and experience in these areas, and we may or may not be capable of independently fulfilling our responsibilities. We and Lilly may also rely on contract sales organizations to perform sales activities for Cialis.

If Lilly fails to devote appropriate resources to promotion and sales activities, sales of Cialis could be reduced or could fail to reach their full potential. In addition, if Lilly breaches or terminates its agreement with us, or otherwise fails to conduct its activities related to Cialis in an effective or timely manner, sales of Cialis could be delayed, reduced or become substantially more costly for us to achieve. We will face similar risks with respect to new product candidates that we commercialize (i.e., without the assistance of a third party, we may be unable to establish marketing, sales and distribution capabilities necessary to successfully commercialize new products). Co-promotion or other marketing arrangements with others may be needed to commercialize our potential products. However, these arrangements could significantly limit the revenues we derive from these potential products and increase associated operating expenses. Additionally, these parties may fail to commercialize our potential products successfully.

We may be unable to compete successfully in the markets for pharmaceutical and biotechnological products.

The markets in which we compete are well established and intensely competitive. We may be unable to compete successfully against our current and future competitors. Our failure to compete successfully may result in pricing reductions, reduced gross margins, failure to achieve market acceptance for our products, and an inability to achieve or grow profitability.

Cialis and our potential products, if approved and commercialized, compete or will compete against well established existing therapeutic products or treatments. For example, Pfizer Inc. successfully commercialized Viagra® (sildenafil citrate), a PDE5 inhibitor that competes with our product, Cialis. GlaxoSmithKline and Bayer AG, outside the United States, and GlaxoSmithKline and Schering-Plough Corporation, in the United States, are marketing Levitra® (vardenafil HCl), a third PDE5 inhibitor. Pfizer, Bayer AG, GlaxoSmithKline and Schering-Plough have invested substantial resources in marketing their PDE5 inhibitor products, and we would anticipate that they would continue efforts to aggressively compete in this market. In addition, a number of pharmaceutical and biotechnology companies are currently developing new products targeting the same diseases and medical conditions that we target. Another PDE5 inhibitor, Zydena, was approved for marketing in Korea in November 2005, and an investigational new drug application related to this product has been filed with the FDA. Other erectile dysfunction treatments are in development, and any other products or technologies that are directly or indirectly successful in treating erectile dysfunction could negatively impact the market for Cialis. If a PDE5 inhibitor with a time of effectiveness comparable to or longer than that of Cialis or a generic PDE5 inhibitor is successfully commercialized, it might have a significant adverse effect on the market for Cialis.

Our competitors include pharmaceutical companies, biotechnology companies, academic and research institutions and government agencies. Many of these organizations, including those who market PDE5 inhibitors that compete with Cialis, have substantially more experience and more capital, research and development, regulatory, manufacturing, sales, marketing, human and other resources than we do. As a result, our competitors may:

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

The successful development of new therapeutic products is complex and takes a long time, and our efforts may not result in commercial products.

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

We anticipate that only some of our product candidates will show safety and efficacy in clinical studies and many may encounter difficulties or delays during clinical development. Our efforts to obtain approval for additional indications for tadalafil are subject to many of the same risks associated with new products.

Government regulatory authorities may not approve our product candidates or may delay their approval.

Any failure to receive the regulatory approvals necessary to commercialize our product candidates could severely harm our business. Human therapeutic products are subject to extensive and rigorous government regulation. For example, the FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. Products marketed abroad are also subject to extensive regulation by foreign governments. Except for Cialis, we have not had any product candidate approved for sale in any country. In addition, we have only limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain such approvals.

The regulatory review and approval process is lengthy, expensive and uncertain. To secure FDA approval, we must submit extensive manufacturing, preclinical and clinical data and supporting information to the FDA, for each indication for which we are seeking approval, to establish the product candidate’s safety and efficacy. The approval process may take years to complete and may involve ongoing requirements for post-marketing studies. Any FDA or other regulatory approval of our product candidates, once obtained, may be withdrawn. The effect of government regulation may be to:

•	delay marketing potential products for a considerable period of time;

•	limit the indicated uses for which potential products may be marketed;

•	specify contraindications or other risk management requirements that may limit the use of our products;

•	impose costly requirements on us as a condition of approval or continued use of our products; and

•	provide competitive advantage to other pharmaceutical and biotechnology companies.

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

Our success depends to a significant extent on our ability and the ability of our collaboration partners to obtain, maintain and enforce patents and other proprietary rights. Patent law relating to the scope of claims in the pharmaceutical and biotechnology fields in which we operate is still evolving and subject to a substantial degree of uncertainty. Accordingly, there may be third-party patents or patent applications relevant to Cialis or our potential products that might block or compete with the technologies and products covered by our patents or patent applications. We also cannot be certain that our pending patent applications will result in issued patents or that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology. A third party has filed a claim seeking to add three individuals as co-inventors on two ICOS patents. This lawsuit is described in Part I, Item 3, Legal Proceedings.

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

Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file claims based on our patents, which are expensive and time-consuming. In such proceedings, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the ground that its technology is not covered by our patents. Policing unauthorized use of our intellectual property is difficult. We may not be able to detect and prevent misappropriation of our proprietary rights related to Cialis and our other technologies, particularly in countries where the laws may not protect such rights as fully as in the United States.

We also rely on unpatented technology, trade secrets and confidential information. We may be unable to effectively protect our rights to this technology or information. Other parties may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. It is our policy to require each of our employees, consultants and corporate partners to execute a confidentiality and intellectual property agreement at the start of their relationship with us. These agreements may not, however, provide effective protection of our technology or information and, in the event of unauthorized use or disclosure, may not provide adequate remedies.

We may be subject to liability and substantial damages and costs or be prohibited from marketing Cialis or commercializing our potential products as a result of patent infringement litigation and other proceedings relating to patent rights.

Patent litigation is common in the pharmaceutical industry. Third parties may assert patent or other intellectual property infringement claims against us or our collaboration partners regarding Cialis or our potential products. For example, we are subject to a patent lawsuit filed by Pfizer in October 2002, which alleges that the use, offering for sale, selling, manufacture or importing of Cialis, into the United States, for the treatment of erectile dysfunction by any of the defendants infringes one claim of a U.S. patent held by Pfizer. This lawsuit is described in Part I, Item 3, Legal Proceedings.

Ultimately we may be unable to market Cialis or commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business. Even if we were to prevail, this litigation is costly and time-consuming and could divert the attention of our management and key personnel from our business operations.

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

We face inherent exposure to product liability claims in the event that the use of Cialis or our product candidate is alleged to have resulted in harm to others. This risk exists with respect to usage in clinical studies as well as for products that we sell. We may incur significant liability if product liability or malpractice lawsuits against us are successful. Furthermore, product liability claims, regardless of their merits, could be costly and time-consuming and could divert the attention of management and key personnel from other business concerns, or adversely affect our reputation and the demand for our products. Although we maintain product liability insurance, we cannot be certain that this coverage is adequate or that it will continue to be available to us on acceptable terms.

We may be subject to product liability or other claims related to the products we manufacture for third parties.

We manufacture recombinant protein bulk product under contract for third parties who, in many cases, intend to use them in human clinical trials and distribute them to the public. Even though we do not distribute, market or sell the products to end users ourselves, we may be required to defend lawsuits or pay damages if any of the products is alleged to have harmed someone. We take steps to protect ourselves against the potential liabilities associated with these risks, including obtaining agreements from our customers to limit our liabilities and to indemnify us. However, we cannot be certain that these agreements will be adequate to protect us against potential claims relating to our contract manufacturing services. The scope of these agreements may vary from contract to contract. If we faced a claim that was not resolved by the applicable agreement, or if the customer failed to perform under its obligations, we may be inadequately protected or we may not be protected at all. Although we maintain product liability insurance, we cannot be certain that the coverage will apply, that it will be adequate for these claims, or that it will continue to be available to us on acceptable terms.

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

Our business has not historically generated the cash needed to finance our operations. We will require substantial financial resources to continue to market and sell Cialis and to conduct the time-consuming and costly research, preclinical development, clinical studies, manufacturing, regulatory, and sales and marketing activities necessary to commercialize our potential products. We may need to seek additional financing through public or private sources, including equity or debt financings, and through other alternatives, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements. Financing may, however, be unavailable when we need it or may be unavailable on acceptable terms. If we raise additional funds by issuing common stock or convertible debt securities, the percentage ownership of our existing stockholders could be reduced. Any debt or equity securities that we issue may have rights superior to those of our common stock. We may also issue debt that has rights superior to those of the holders of our convertible subordinated debt. If we are unable to raise additional funds when we need them, we may be required to delay, scale back or eliminate expenditures for some of our marketing and selling activities and our research and development programs and grant rights to third parties to develop and market product candidates that we would prefer to develop and market on our own. If we are required to grant such rights, the ultimate value of these product candidates to us may be reduced.

We have a significant amount of debt that may adversely affect our financial condition.

We have outstanding $278.7 million aggregate principal amount of convertible subordinated notes, bearing interest at 2%. The notes mature on July 1, 2023, although holders of the notes may require us to repurchase all or part of their notes, for cash, on certain specified dates, the first of which occurs in July 2010. This is a significant amount of debt that carries a substantial debt service obligation. Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

Even if we are able to meet our debt service obligations, the amount of debt we have could materially and adversely affect us in a number of ways, including by:

•	limiting our ability to obtain financing for working capital, acquisitions or other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business; and

•	making us more vulnerable to industry downturns and competitive pressures.

If we fail to negotiate or maintain successful collaborative arrangements with third parties, our research, development and marketing activities may be delayed or reduced.

We have entered into, and we expect to continue to enter into, collaborative arrangements with third parties who provide us with new products or product candidates, intellectual property, and/or funding. In addition, some third parties may perform research, development, regulatory compliance, manufacturing, or marketing activities relating to Cialis and some or all of our product candidates. The environment for collaborations relating to promising product candidates is extremely competitive. We may be unable to negotiate additional collaborative arrangements or, if necessary, modify our existing arrangements on acceptable terms. If we fail to secure or maintain successful collaborative arrangements, our research, development and marketing activities may be delayed or reduced.

Our collaborative agreements, including with Lilly, can be terminated by our partners under certain conditions. Even if our partners continue their contributions to the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Disputes may arise between us and our partners as to a variety of matters, including obligations under our agreements and ownership of intellectual property rights. Also, our partners may fail to perform their obligations under the collaborative arrangements or may be slow in performing their obligations. In addition, our partners may experience financial difficulties at any time that could prevent them from having available funds to contribute to these collaborations. In these circumstances, our ability to develop and market potential products or Cialis could be severely limited.

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

Our operations are subject to extensive government regulation. Although we have developed and implemented a corporate compliance program, we cannot assure you that we or our employees, directors or agents are or will be in compliance with all laws and regulations. The interpretation of these requirements has evolved over time and has been unpredictable. In addition, several states are considering or have recently adopted new laws addressing various aspects of our business and pharmaceutical compliance in general. If we fail to comply with any of these laws or regulations, various negative consequences could result, including the termination of clinical studies, the failure to gain regulatory approval of a product candidate, restrictions on our products or manufacturing processes, withdrawal of Cialis from the market, significant fines or other penalties and costly litigation.

We may be required to defend lawsuits or pay damages in connection with the alleged or actual violation of fraud and abuse laws.

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to offer or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify safe harbors or exemptions for types of payment arrangements that do not violate the anti-kickback statutes. We seek to comply with the safe harbors where possible. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payors (including Medicare and Medicaid), claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid). If the government were to allege against or convict us of violating these laws, there could be a material adverse effect on our business, including our stock price. Our activities relating to the sale and marketing of our products could be subject to challenge, due to the broad scope of these laws, the absence of guidance in the form of regulations and court decisions addressing certain practices, and the increasing prosecutorial resources and attention being devoted to the sales practices of pharmaceutical companies by law enforcement authorities. During the last few years, several companies have paid multi-million dollar fines for alleged violation of fraud and abuse laws, and several other companies are under active investigation.

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

Broadcast advertising for prescription drugs has recently been the focus of attention by Congress and the media. Some general objections have been raised to marketing prescription drugs directly to consumers that impact the industry as a whole. In addition, some members of Congress, and others, have focused their attention on advertising for erectile dysfunction medications like Cialis, and have proposed placing limits on the hours when television advertisements for these products may be aired. We do not know at this time whether these or other limitations on the manner in which we advertise Cialis will be implemented. Even if legislation is not adopted, regulatory bodies or industry groups may feel pressured to impose limitations on marketing that affect the industry as a whole and/or erectile dysfunction medications in particular. A set of principles relating to advertisements to consumers was adopted in July 2005 by the Pharmaceutical Research and Manufacturers of

America, a pharmaceutical industry association. The principles do not impose restrictions specifically on the advertising of erectile dysfunction medications, and we do not believe compliance with these principles will materially impair our ability to market Cialis. Future restrictions on direct-to-consumer advertising of erectile dysfunction medications could impact us and our competitors; however, the relative impact on each product might be affected by other factors such as length of time on the market or current recognition of the brand. Any such restrictions might impede our ability to implement our preferred promotional strategy or strategies, which may in turn affect sales of Cialis or other potential products that we market.

Our sales may be affected by coverage and reimbursement decisions of third-party payors.

Sales of Cialis and any new products we develop and commercialize may be affected by the availability of reimbursement from third-party payors, such as state and federal governments, under programs such as Medicare and Medicaid in the United States, private insurance plans and managed care organizations.

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

In October 2005, Congress passed a law that prohibits reimbursement for prescription drugs treating erectile dysfunction under the Medicare and Medicaid programs. Since coverage of erectile dysfunction drugs is not currently available under Medicare, and since several major states had previously suspended coverage for erectile dysfunction drugs under their Medicaid programs, we believe that the impact of this law on our business is not material. Nonetheless, the law eliminates the potential for some patients who could not otherwise afford these medications to receive coverage for them under these federal government programs.

Available Information

We were incorporated in the state of Delaware in September 1989. We reincorporated in Washington State in September 2005. The internet address of our corporate website is www.icos.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports available free of charge through our internet website. In addition, we will voluntarily provide paper copies of such filings, free of charge, upon request. The ICOS Corporation Code of Conduct, which is our written Code of Ethics under Section 406 of the Sarbanes-Oxley Act of 2002, is also available on our corporate website.

Item 2.	Properties

We lease or own approximately 325,000 square feet of space in eight buildings located in Washington State. Our principal administrative offices, research laboratories and clinical production facility occupy space in these facilities. Our leases expire between October 2007 and May 2012, with options in some cases to renew for additional five- or ten-year periods. Over the next several years, we plan to lease, acquire or build additional facilities to accommodate the activities and personnel necessary to continue the anticipated growth of our business. We own approximately 300,000 square feet of undeveloped land adjacent to our corporate headquarters. We believe this property gives us additional flexibility to expand in our current geographic location if our space needs increase in the foreseeable future.

Item 3.	Legal Proceedings

In October 2002, Pfizer Inc., Pfizer Limited, and Pfizer Ireland Pharmaceuticals filed a patent infringement lawsuit against ICOS, Lilly ICOS and Lilly in the United States District Court for the District of Delaware. Pfizer

contends that the use, offering for sale, selling, manufacture or importing of Cialis, into the United States, for the treatment of erectile dysfunction by any of the defendants infringes claim 24 of Pfizer’s U.S. Patent No. 6,469,012 (or the Pfizer Patent), and seeks a declaratory judgment to that effect. Pfizer also seeks a permanent injunction, attorneys’ fees, costs and expenses. In January 2003, we and the other defendants filed an answer denying the central allegations of plaintiffs’ complaint and setting forth various affirmative defenses.

The U.S. Patent and Trademark Office (PTO) subsequently ordered the reexamination of the Pfizer Patent. Under the reexamination process, the PTO is required to reconsider the validity of the patent if substantial new questions of patentability are raised by any party including the PTO itself. The District Court stayed, or suspended, the patent infringement lawsuit, pending the outcome of the reexamination. Subsequently, Lilly ICOS and other parties filed several reexamination requests regarding the Pfizer Patent, which were merged with the PTO’s ordered reexamination. The first office action issued by the PTO rejected claim 24 of the Pfizer Patent. The Examiner rejected claim 24 on the basis that certain prior art rendered the claimed invention not new and therefore unpatentable under 35 U.S.C. §102(b), and obvious under the judicially created doctrine of obviousness-type double patenting. The Examiner did not accept any of the other arguments made in the then-pending petitions for reexamination. We later filed a new request for reexamination of claim 24, which was granted by the PTO. Lilly also filed a separate new request for reexamination of claim 24; however, this request was denied. On September 15, 2005, the PTO issued a second office action that rejected Pfizer’s arguments made in response to the first office action, reaffirmed the initial rejection of claim 24, and entered new grounds for rejecting claim 24. The September 15, 2005 office action also maintained the obviousness-type double patenting rejection of the other claims. On November 15, 2005, Pfizer filed its response to the September 15, 2005 office action. According to PTO procedure, the PTO should issue a further action, which may finalize the rejections of claim 24, withdraw the rejections of that claim, or allow an amended claim to be entered. Pfizer can challenge the result of a final office action within the PTO and subsequently in court.

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

On July 20, 2005, a lawsuit was filed against ICOS by Vanderbilt University in the United States District Court for the District of Delaware. Vanderbilt filed the lawsuit asserting that three of its researchers contributed to the conception of the inventions reflected in U.S. Patent Nos. 5,859,006 and 6,140,329. U.S. Patent No. 5,859,006 is ICOS’ patent claiming tadalafil and certain related compounds; U.S. Patent No. 6,140,329 is ICOS’ patent claiming the use of tadalafil and certain related compounds to treat erectile dysfunction. Tadalafil is the active ingredient in Cialis, which is marketed in North America by Lilly ICOS, which has an exclusive license to U.S. Patent Nos. 5,859,006 and 6,140,329. The Vanderbilt lawsuit requests that the Court direct the U.S. Commissioner of Patents and Trademarks to add the three individual researchers as co-inventors on these patents. ICOS timely filed a response to the complaint on September 9, 2005, denying the central allegations of Vanderbilt’s complaint and setting forth various affirmative defenses. While the Company is diligently evaluating Vanderbilt’s claims and seeking additional information, it currently believes that Vanderbilt’s claims lack merit and intends to defend the lawsuit vigorously. Because the suit is in its early stages, it is premature to assess what, if any, impact the lawsuit might have on our business, financial position, results of operations and cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of ICOS’ stockholders during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on The Nasdaq National Market under the symbol ICOS. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on The Nasdaq National Market.

	High	Low
2005
First Quarter	$29.28	$21.44
Second Quarter	24.97	20.02
Third Quarter	28.83	20.88
Fourth Quarter	30.66	24.89

2004
First Quarter	$45.00	$36.76
Second Quarter	39.76	25.85
Third Quarter	30.15	20.96
Fourth Quarter	29.68	20.79

Holders

As of January 31, 2006, there were 1,776 holders of record of our common stock. Because many of the outstanding shares of our common stock are held by brokers and other institutions on behalf of the beneficial stockholders, we are unable to estimate the total number of beneficial stockholders represented by the record holders.

Dividends

We have never declared or paid any dividends on our common stock. For the foreseeable future, we intend to retain earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition, and the consolidated financial statements and related notes included in this Form 10-K for the year ended December 31, 2005.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Collaboration revenue from related parties	$50,055	$56,031	$25,943	$77,728	$54,754
Contract manufacturing	16,045	16,377	12,185	8,532	7,402
Co-promotion services	5,310	—	—	—	—
Licenses of technology	—	2,200	36,976	6,617	30,846

Total revenue	71,410	74,608	75,104	92,877	93,002

Equity in income (losses) of affiliates	19,519	(130,396)	(87,180)	(104,160)	(64,902)

Operating expenses:
Research and development	88,289	71,791	85,758	129,350	99,009
Marketing and selling	42,579	39,392	19,770	9,268	2,741
Cost of contract manufacturing	14,028	12,561	9,703	7,599	5,198
General and administrative	20,275	18,247	15,272	16,409	13,795

Total operating expenses	165,171	141,991	130,503	162,626	120,743

Operating loss	(74,242)	(197,779)	(142,579)	(173,909)	(92,643)

Other income (expense):
Gain on sale of partnership interests	—	—	10,000	—	—
Interest expense	(6,817)	(6,824)	(3,578)	—	—
Interest and other income	6,217	6,355	10,038	12,292	12,470

Total other income (expense)	(600)	(469)	16,460	12,292	12,470

Loss before income taxes	(74,842)	(198,248)	(126,119)	(161,617)	(80,173)
Income tax recovery	—	—	612	—	—

Net loss	$(74,842)	$(198,248)	$(125,507)	$(161,617)	$(80,173)

Net loss per common share — basic and diluted	$(1.17)	$(3.13)	$(2.01)	$(2.64)	$(1.48)

Weighted-average common shares outstanding — basic and diluted	63,996	63,435	62,561	61,304	54,073

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, investment securities and interest receivable	$162,782	$275,769	$469,525	$354,025	$470,707
Working capital	122,137	206,301	397,981	162,538	381,365
Total assets	241,767	324,981	524,854	385,660	507,587
Convertible subordinated debt	278,650	278,650	278,650	—	—
Accumulated deficit	(862,563)	(787,721)	(589,473)	(463,966)	(302,349)
Stockholders’ equity (deficit)	(59,270)	6,528	198,929	317,632	453,750

The following tables summarize our collaboration revenue from related parties, licenses of technology and equity in income (losses) of affiliates.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Collaboration revenue from related parties:
Lilly ICOS
Marketing and sales	$26,874	$39,658	$14,921	$—	$—
Research and development	23,181	16,373	7,172	6,615	9,965

	50,055	56,031	22,093	6,615	9,965
Suncos Corporation (Suncos)	—	—	2,450	56,478	30,373
ICOS-Texas Biotechnology L.P. (ICOS-TBC)	—	—	1,400	14,635	12,676
ICOS Clinical Partners, L.P.	—	—	—	—	1,740

	$50,055	$56,031	$25,943	$77,728	$54,754

Licenses of technology:
Lilly ICOS	$—	$—	$15,031	$1,557	$29,416
ICOS Clinical Partners (affiliate)	—	—	—	3,160	981
Biogen (non-affiliate)	—	—	21,945	1,900	449
Other (non-affiliates)	—	2,200	—	—	—

	$—	$2,200	$36,976	$6,617	$30,846

Equity in income (losses) of affiliates:
Lilly ICOS	$19,519	$(130,396)	$(87,320)	$(65,669)	$(38,219)
Suncos	—	—	140	(29,933)	(15,200)
ICOS-TBC	—	—	—	(8,558)	(11,461)
ICOS Clinical Partners	—	—	—	—	(22)

	$19,519	$(130,396)	$(87,180)	$(104,160)	$(64,902)

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

Overview

The following management discussion and analysis is intended to provide information which will enhance a reader’s understanding of our business, results of operations, financial condition and related matters. It is organized as follows:

•	In the section entitled “ICOS Corporation Background,” we briefly describe our primary sources of revenue and cash, the importance of collaborations to our business, the business environment in which we operate, our approved product (Cialis) and our research and development programs.

•	In “Results of Operations,” we discuss each of our most critical accounting policies as well as the primary factors that are likely to contribute to significant variability of our results of operations from period to period. We then provide detailed narrative regarding significant changes in our and Lilly ICOS’ results of operations for 2005 compared to 2004, and 2004 compared to 2003.

•	Under the section entitled “Liquidity and Capital Resources,” we discuss our 2005 year-end liquidity, our cash flows for the year ended December 31, 2005, compared to those for the year ended December 31, 2004, factors that may influence our future cash requirements and the status of certain contractual obligations as of December 31, 2005.

•	In the section entitled “2006 Required Accounting Change,” we discuss changes in our accounting for share-based payment transactions, particularly stock options. These changes are required to be implemented during our 2006 first quarter.

•	Finally, under “Legal Proceedings,” we discuss the status of certain litigation relating to Cialis.

ICOS Corporation Background

ICOS Corporation is a biotechnology company that is dedicated to bringing innovative therapeutic products to patients. Through Lilly ICOS, we are marketing Cialis (tadalafil) for the treatment of erectile dysfunction. Directly or through Lilly ICOS, we are also working to develop and commercialize treatments for serious unmet medical needs such as BPH, PAH, hypertension, cancer and inflammatory diseases.

We recognize revenue for services we provide, under sales and marketing, research and development, contract manufacturing and co-promotion agreements, and for amounts earned from licensing of our technology. The majority of our revenue relates to cost reimbursement for sales and marketing and research and development activities that we conduct on behalf of Lilly ICOS. Our sources of cash include, among other items, distributions to be received based on the profitability of Lilly ICOS and amounts earned from the aforementioned revenue sources.

The discovery and development of a new drug product is a rigorous process, involving a significant degree of risk. Since the underlying biology of many diseases is not completely understood, it is very difficult to discover and develop a drug that can withstand the extensive preclinical and clinical testing necessary to demonstrate its safety and efficacy in humans. As a result, very few research and development projects result in a commercially approved product. Our long-term business growth depends on our ability to successfully develop and commercialize important new therapeutic treatments, which may include potential new indications for tadalafil, the active ingredient in Cialis.

Over the years, we have established collaborations with pharmaceutical and biotechnology companies to enhance our internal development capabilities, to acquire rights to additional product candidates, to gain access to the capabilities of our collaboration partners and to offset a substantial portion of the financial risk of developing individual product candidates. Our most significant ongoing collaboration is Lilly ICOS. We expect to establish additional collaborations with pharmaceutical and other biotechnology companies in the future.

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

The markets in which we compete are well established and intensely competitive. Cialis and our product candidates, if approved and commercialized, compete or are likely to compete against existing therapeutic products or treatments. In addition, a number of pharmaceutical and biotechnology companies are currently developing products targeting the same diseases and medical conditions that we target. Key factors affecting our markets include: the timing and scope of regulatory approvals; safety and efficacy of therapeutic products; cost and availability of these products; availability of alternative treatments; and protection of patent and proprietary rights. Although, we believe that we are positioned to compete adequately with respect to these factors in the future, our future success is currently difficult to predict. Cialis has only been available in Europe since February 2003 and in North America since November 2003. Our product candidates are in various stages of research and development and, accordingly, subject to substantial research, development, regulatory approval and commercialization risks. Since timing of market entry can be an important factor in determining a new product’s eventual success and profitability, the speed with which we can develop products and receive regulatory approval will likely be important to our commercial success.

Cialis (tadalafil)

Our first commercial product, Cialis, is being prescribed around the world for patients with erectile dysfunction. Cialis is being manufactured and marketed by Lilly ICOS, which has rights to commercialize Cialis in North America and Europe. Lilly has exclusive rights to market Cialis in the remainder of the world, and pays royalties to Lilly ICOS, equal to 20% of the net sales in those territories. Sales of Cialis are recorded by Lilly ICOS or Lilly depending upon the territory in which the sales occur.

Overall growth in market demand for erectile dysfunction drugs, and Lilly ICOS’ ability to capture and retain increased market share, will significantly affect revenues and expected profitability from Cialis and, in turn, our results of operations and cash flows. Cialis sales have experienced steady overall growth and we have continued to gain market share since the drug’s launch in 2003. Worldwide sales of Cialis increased 35% in 2005, to $746.6 million, compared to $552.3 million in 2004. For the month of December 2005, Cialis U.S. market share was 25.0%, compared to 20.0% in the same month of the prior year. In Europe, Canada and Mexico, Cialis’ aggregate market share for December 2005 was 33.2%, an increase of 4.2 percentage points compared to December 2004.

Lilly ICOS is currently evaluating tadalafil for potential use in indications other than erectile dysfunction. In 2005, Lilly ICOS completed a Phase 2 clinical study and reported positive results in the treatment of lower urinary tract symptoms in men with BPH. Lilly ICOS plans to proceed with a Phase 2b BPH clinical study in 2006, which may serve as one of two pivotal studies, to evaluate multiple doses of tadalafil in patients with BPH. The results of the multi-dose study will be useful in the design of a Phase 3 study, expected to begin in 2008. Lilly ICOS also initiated a Phase 3 clinical study, in August 2005, evaluating tadalafil for the treatment of PAH, and a Phase 2 clinical study, in September 2005, for the treatment of mild to moderate hypertension.

Discovery and Preclinical Research

We are continuously evaluating possible new product candidates in our discovery and preclinical research programs. The following table summarizes those programs.

Therapeutic Area	Indication	Status
Inflammation	Psoriasis, Asthma	Preclinical
Urology	Overactive bladder	Preclinical
Oncology	Non-small cell lung cancer/others	Preclinical, Research
Fibrotic diseases	Kidney disease	Research

In the status column of the above table: “Preclinical” indicates evaluation of lead or preferred compounds or antibodies for safety, pharmacology and proof of efficacy in non-human animal models; and “Research” indicates the identification process for compounds or antibodies for which activity in target human biological assay systems has been demonstrated in laboratory tests, but which have not yet been tested in non-human animal models of specific human diseases.

Discontinued Product Candidates

In March 2005, we announced that a Phase 2 study of IC485, a phosphodiesterase type 4 enzyme (PDE4) inhibitor we were evaluating for the treatment of chronic obstructive pulmonary disease, did not meet the primary endpoint of improved lung function. We have no plans for further development of IC485.

In 2003, we completed patient follow-up in a Phase 2 clinical study evaluating resiniferatoxin (RTX) for the treatment of interstitial cystitis and, in January 2004, determined that RTX was not effective in relieving patients’ symptoms.

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

In January 2003, we announced that joint development of endothelin receptor antagonists, through ICOS-Texas Biotechnology L.P. (ICOS-TBC), would not continue. On April 22, 2003, Encysive Pharmaceuticals acquired all of our interests in ICOS-TBC for $10.0 million.

Results of Operations

Critical Accounting Policies and Estimates

Our critical accounting policies include revenue recognition, accounting for our share of the operating results of our unconsolidated affiliates (presently only Lilly ICOS) and estimating expenses from contracted research and clinical study activities conducted by various third parties.

Revenue Recognition

Collaboration revenue

We recognize revenue from our contracts for research, development, marketing and sales services as the related billable time and costs are incurred. Payments received, related to future performance, are deferred and recognized as revenue when the future performance occurs.

Contract manufacturing

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

Co-promotion services

Co-promotion services revenue represents fees earned for physician details (sales calls) and other activities related to our promotion of others’ products. We recognize this revenue, at contractual rates, as the specified services are provided.

Licenses of technology

Nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred, and recognized as revenue as we provide the services required under the agreement. We recognize nonrefundable upfront technology fees as revenue based on the ratio of current development costs to total estimated current and future development costs through the date we expect to file a New Drug Application (NDA), or an equivalent, with the FDA. We believe this method appropriately matches revenue with the estimated costs of the development effort. We also believe that development costs are the best available surrogate for benefits obtained as data is collected and other research and development activities progress related to the licensed technology.

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

Accounting for our Share of the Operating Results of our Unconsolidated Affiliates

We recognize our share of the operating results of our unconsolidated affiliates, in proportion to our ownership interest in the affiliate, and report it as equity in income (losses) of affiliates. Losses relating to our affiliates are recognized only to the extent we have made, or are committed to make, capital contributions to the affiliate. Operating results of our affiliates include expenses related to research, development, marketing and sales services that we provide to them, and that we recognize as collaboration revenue. The amount of our collaboration revenue, and the associated costs, both depend on continued research and development activities, the extent and timing of marketing and sales activities, and our level of participation in those activities. A shift of research, development or co-promotional activities among collaboration partners could have a significant impact on our overall operating results to the extent that our collaboration billing rates include indirect and overhead costs that may not vary based on our collaboration activities. Also, a shift of such activities could have a material impact on our costs and expenses and the consequent amount of our collaboration revenue. For example, a shift of development activities from ICOS to our collaboration partner would result in our reporting lower revenue and lower operating expenses, though not necessarily of equal amounts.

Estimating Expenses from Contracted Research and Clinical Study Activities

Some of our research and development, including certain clinical study activities, is conducted by third parties, including contract research organizations, which may also provide contractually defined administration and management services. We recognize expenses for these contracted activities based on a variety of factors, including actual and estimated labor hours, clinical site initiation activities, patient enrollment rates, estimates of external costs and other activity-based factors. On a regular basis, our estimates of these costs are reconciled to actual invoices from the service providers, and adjustments are made accordingly.

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

General

Our results of operations may vary significantly from period to period. Operating results will depend on, among other factors: market demand and competition for our product, Cialis, and other products marketed by us or our affiliates; the timing, cost and success of new product launches (or launches of existing products for use in new indications) by us or our affiliates; the timing and magnitude of other operating expenses, including expenses of Lilly ICOS; the level of funding by collaboration partners; and the nature, timing and progression of research, development, marketing, sales and contract manufacturing activities. We may experience significant fluctuations in collaboration revenue, revenue from licenses of technology and contract manufacturing revenue. Collaboration revenue will vary depending upon the timing and amount of marketing and sales activities, the extent and timing of research and development collaboration activities, and our level of participation in those activities. Revenue from licenses of technology will vary as a result of (i) the nature and extent of product collaboration and other licensing transactions, (ii) the timing of milestone payments, and (iii) changes in estimated development costs and/or expected completion dates, which depend on the success of clinical studies and other research and development efforts. Contract manufacturing revenue may fluctuate depending upon our needs to manufacture our own internal product candidates, our ability to attract third parties to utilize any remaining manufacturing capacity and the particular terms and nature of the manufacturing agreements. Collaboration activities, including both research and development programs and activities associated with commercialized products, are subject to the joint oversight of the collaborating parties.

Year Ended December 31, 2005 Compared With Year Ended December 31, 2004

Revenue

Total revenue was $71.4 million in 2005, compared to $74.6 million in 2004.

Collaboration revenue from related parties was $50.1 million in 2005, compared to $56.0 million in 2004. The decrease primarily reflects a reduction in Lilly ICOS’ reimbursement of the costs of our sales force promoting Cialis, partially offset by higher revenue for research and development activities conducted on behalf of Lilly ICOS. From September 2003 through December 2004, the costs of our sales force were fully reimbursed by Lilly ICOS. Beginning in January 2005, 60% of the costs of our sales force are being reimbursed by Lilly ICOS. Beginning in January 2006, our collaboration revenue from Lilly ICOS will also include full reimbursement for the cost of 40 third party sales representatives that we have engaged to promote Cialis in the United States.

Contract manufacturing revenue was $16.0 million in 2005, compared to $16.4 million in 2004. Revenue associated with our contract manufacturing services may fluctuate significantly based on our internal manufacturing needs and our ability to sell excess capacity to third parties.

Co-promotion services revenue, whereby we received a fee per sales call to promote AndroGel® on behalf of Solvay Pharmaceuticals, Inc., totaled $5.3 million in 2005. The co-promotion arrangement ended in December 2005.

Revenue for 2004 included $2.2 million from licenses of technology to third parties who are independently developing products that use ICOS technology.

Equity in Income (Losses) of Affiliates

Our equity in income of Lilly ICOS was $19.5 million in 2005, compared to equity in losses of $130.4 million in 2004. See Lilly ICOS Results of Operations later herein.

Operating Expenses

Total operating expenses were $165.2 million in 2005, compared to $142.0 million in 2004.

Research and development.    Research and development expenses are principally comprised of costs for: personnel, including salaries and benefits; occupancy; clinical studies performed by third parties; materials and supplies to support our programs; contract research; manufacturing; consulting arrangements; in-licensing fees; and other expenses incurred to operate our research and development programs.

Research and development expenses increased $16.5 million, to $88.3 million in 2005. The increase was primarily due to higher expenses associated with our discovery and preclinical research programs and incremental development activities being performed by ICOS personnel on behalf of Lilly ICOS, partially offset by the impact of the discontinuation of IC485 development activities in the 2005 first quarter.

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

The following table provides information regarding our research and development expenses, by project:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Cialis (tadalafil)	$19,332	$12,959	$6,657
Discontinued clinical projects:
IC485	3,425	12,045	9,441
RTX	—	1,288	9,862
IC14	—	350	7,203
IC747	—	—	4,043
Other	—	—	2,938
Indirect clinical costs	7,528	7,157	8,232
Discovery and preclinical research	58,004	37,992	37,382

Total research and development expenses	$88,289	$71,791	$85,758

Development of a new drug product is a lengthy and expensive process, involving a high degree of uncertainty. Very few research and development projects result in a commercial product. Before obtaining regulatory approval for the sale of any of our potential products, we must subject them to extensive preclinical and clinical testing to demonstrate their safety and efficacy in humans. At any time during the multi-year clinical development period, factors such as ineffectiveness of the product candidate, discovery of unacceptable toxicities or side effects, development of disease resistance or other physiological factors, or delays in patient enrollment or other development activities could cause us to interrupt, limit, delay or abort the development of a product candidate. Because of the uncertainties of clinical research and development, at this time we are unable to provide estimates of project completion dates, the timing of our research and development efforts and costs of completing research and development projects.

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

Marketing and selling.    Marketing and selling expenses principally consist of costs associated with our pharmaceutical sales force, marketing activities for Cialis that we conduct on behalf of Lilly ICOS and market research activities for our product candidates in research and development. Marketing and selling expenses increased $3.2 million, to $42.6 million in 2005. The increase was primarily due to increased sales force compensation costs and incremental costs associated with our co-promotion arrangement with Solvay Pharmaceuticals, Inc.

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

General and administrative.    General and administrative expenses consist primarily of costs associated with corporate support functions, general management and other activities not related to research and development, marketing and sales or contract manufacturing. General and administrative expenses were $20.3 million in 2005 and $18.2 million in 2004. The increase primarily reflects higher legal expenses, costs associated with the issuance of restricted stock awards in the 2005 third quarter and other compensation increases.

Interest Expense

In both 2005 and 2004, we incurred $6.8 million of interest expense (including $1.2 million of amortization of deferred financing costs), on $278.7 million of 2% convertible subordinated notes, issued in June and July of 2003.

Interest and Other Income

Interest and other income totaled $6.2 million in 2005, compared to $6.4 million in 2004, reflecting lower average invested balances during 2005, partially offset by higher average interest rates earned.

Lilly ICOS Results of Operations

Lilly ICOS reported net income of $37.8 million in 2005, compared to a net loss of $262.0 million in 2004. The $299.8 million improvement reflects increased worldwide sales of Cialis and reductions in selling, general and administrative expenses in 2005.

Worldwide sales of Cialis for 2005 and 2004 were as follows:

	Year Ended December 31,
	2005	2004
	(In millions)
Lilly ICOS territories:
United States	$272.9	$206.6
Europe	244.5	177.9
Canada and Mexico	59.3	37.2

Total Lilly ICOS	576.7	421.7
Lilly territories	169.9	130.6

Worldwide total	$746.6	$552.3

Total Lilly ICOS revenue, in 2005, was $610.7 million, including $34.0 million in royalties on Cialis sales in the Lilly territories, compared to $447.9 million, including $26.1 million in royalties in 2004. Revenue for 2005 was negatively affected by the impact of approximately $27.0 million in aggregate reductions of U.S. wholesaler inventories of Cialis during the 2005 first quarter.

Cialis has continued to capture a significant share of the PDE5 inhibitor market since its launch in 2003. For the month of December 2005, based on prescriptions filled, Cialis had a 25.0% market share in the United States.1 For the major Lilly ICOS territories outside of the United States, based on pharmacy purchases from wholesalers, Cialis market share for December 2005 ranged from 26% in the United Kingdom to 48% in France.2

Cost of sales totaled $47.3 million in 2005, including royalties payable by Lilly ICOS equal to 5% of its net product sales. Cost of sales was 8.2% of net product sales in 2005 and 8.6% of net product sales in 2004.

Selling, general and administrative expenses include costs associated with conducting in-person sales calls with physicians; marketing activities, including advertising, physician congresses and symposia, market research, public relations; and finance and legal costs. Selling, general and administrative expenses decreased $146.7 million from 2004, to $459.8 million in 2005. The decrease primarily reflects planned reductions in U.S. selling and marketing expenses. During 2004, we made significant launch-related investments in sales and marketing programs to communicate the unique benefits of Cialis to consumers and prescribing physicians.

Research and development expenses are principally comprised of costs for hourly-based fees for services provided by Lilly and ICOS; clinical studies performed by third parties; materials and supplies to support clinical programs; and other expenses incurred to support Lilly ICOS’ overall research and development program. Research and development expenses were $65.8 million in 2005, compared to $67.3 million in 2004.

Year Ended December 31, 2004 Compared With Year Ended December 31, 2003

Revenue

Total revenue was $74.6 million in 2004, compared to $75.1 million in 2003.

[1]	IMS National Prescription Audit Plus™, December 2005.
[2]	IMS Health. IMS MIDAS, Copyright 2006.

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

Contract manufacturing revenue was $16.4 million in 2004, compared to $12.2 million in 2003. The increases reflect greater use of our manufacturing capacity for external business during 2004, compared to the prior year.

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

Equity in Income (Losses) of Affiliates

Our equity in losses of affiliates was $130.4 million in 2004, compared to $87.2 million in 2003. See Lilly ICOS Results of Operations later herein.

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

Marketing and selling.    Marketing and selling expenses increased $19.6 million, to $39.4 million in 2004. The increase reflects costs associated with our U.S. sales force, which was hired and initially deployed in the third quarter of 2003.

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

Interest Expense

In 2004 and 2003, we incurred $6.8 million and $3.6 million of interest expense (including $1.2 million and $0.6 million, respectively, of amortization of deferred financing costs), on $278.7 million of 2% convertible subordinated notes, issued in June and July of 2003.

Interest and Other Income

Interest and other income totaled $6.4 million in 2004, compared to $10.0 million in 2003. The decrease primarily reflects lower average investment balances during 2004, partially offset by higher average interest rates earned.

Lilly ICOS Results of Operations

Lilly ICOS reported a net loss of $262.0 million in 2004, compared to a net loss of $174.7 million in 2003.

Worldwide sales of Cialis for 2004 and 2003 were as follows:

	Year Ended December 31,
	2004	2003
	(In millions)
Lilly ICOS territories:
United States	$206.6	$27.9
Europe	177.9	95.1
Canada and Mexico	37.2	6.8

Total Lilly ICOS	421.7	129.8
Lilly territories	130.6	73.5

Worldwide total	$552.3	$203.3

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

Selling, general and administrative expenses increased $363.4 million over the prior year, to $606.5 million in 2004. The increase primarily reflects higher 2004 selling and marketing costs due to the timing of launches of Cialis in the United States, Canada and Mexico.

Liquidity and Capital Resources

At December 31, 2005, we had cash, cash equivalents, investment securities and associated interest receivable of $162.8 million, compared to $275.8 million at December 31, 2004. The decrease primarily reflects our 2005 net cash used in operations and funding of our investment in Lilly ICOS.

We used $76.0 million in cash for operating activities during 2005, compared to $54.2 million during 2004. This change primarily reflects a higher 2005 operating loss, before equity in undistributed income (losses) of Lilly ICOS. During the 2005 fourth quarter, we received a $6.6 million distribution from Lilly ICOS based on its net income in the previous quarter. Future distributions are expected to occur based on Lilly ICOS’ ongoing profitability and cash requirements.

We generated $66.5 million in cash from investing activities during 2005, compared to $27.2 million in 2004. Capital contributions to Lilly ICOS totaled $36.8 million in 2005, reflecting funding of Lilly ICOS’ operations through the 2005 second quarter, compared to $140.4 million in the year ended December 31, 2004. We decreased our investment portfolio in 2005 and 2004, resulting in net cash inflows of $108.2 million and $167.4 million, respectively. The net decrease in our investment portfolio reflects investment sales and maturities used to fund operations and capital contributions to Lilly ICOS. Cash inflows from investing activities in 2004 also included $6.0 million in proceeds from the sale of our partnership interests in ICOS-TBC.

Net cash from the exercise of stock options, totaled $6.8 million and $7.0 million in 2005 and 2004, respectively. We issued approximately 0.6 million shares of our common stock upon the exercise of stock options in both 2005 and 2004.

Our existing cash and cash equivalents, investment securities, interest income from our investments, distributions of expected profits from Lilly ICOS, and cash flow from potential future collaborations, are believed to be sufficient to fund our operations for at least the next twelve months. However, in view of (i) the fact that Lilly ICOS only recently became profitable, (ii) our ongoing research and development efforts, and (iii) potential expansion of our operations through in-licensing, collaborations or acquisitions, it is possible that we may need to seek additional financing. Additional financing may not be available when we need it or may be unavailable on acceptable terms. If we are unable to raise additional funds when we need them, we may be required to delay, scale back or eliminate expenditures for some of our marketing and selling activities or our research and development programs, or grant rights to third parties to develop and market product candidates that we would prefer to develop and market on our own.

Our future cash requirements will depend on various factors which, to some extent, are beyond our control, including:

•	continued successful commercialization of Cialis throughout the world;

•	funding levels for research and development programs, including continued funding from our collaboration partners;

•	the results, timing and extent of preclinical and clinical studies;

•	the time and costs involved in filing and prosecuting patents and enforcing and defending patent claims;

•	the regulatory process in the U.S. and other countries;

•	acquisitions of products, technologies or businesses, if any;

•	relationships with research and development collaborators;

•	capital contributions to our affiliates;

•	capital expenditures for property, plant and equipment;

•	competing technological and market development activities; and

•	the time and costs of manufacturing, scale-up and commercialization activities.

We have engaged in collaborations and joint development agreements with other parties where the capabilities and strategies of the other parties complement ours. Depending on the specific terms of our collaborative agreements, we may record revenue to the extent we are reimbursed for services we provide on behalf of a jointly owned entity. For example, we record collaboration revenue for research, development, marketing and sales services we provide to or on behalf of Lilly ICOS. Although collaborations, partnerships and joint ventures have provided revenue to us in the past, we cannot assure you that this type of revenue will be available to us in the future.

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

Our operating cash flows include the effect of certain noncancelable, contractual obligations. A summary of our contractual obligations, as of December 31, 2005, is as follows:

	Payments Due By Period
	(In thousands)
	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
Convertible subordinated debt and related interest payments	$5,573	$11,146	$287,010	$—	$303,729
Operating leases	6,982	10,855	1,715	463	20,015

	$12,555	$22,001	$288,725	$463	$323,744

Convertible subordinated debt and related interest payments:    In 2003, we issued $278.7 million of convertible subordinated notes, which accrue interest at 2% per annum, payable semiannually on January and July 1. The notes mature on July 1, 2023 and are unsecured, subordinated to any senior indebtedness, and convertible, at the option of the holder, into our common stock at a conversion price of $61.50 per share, subject to adjustment in certain circumstances. Note holders may require us to purchase, for cash, all or a portion of their notes on July 1, 2010, 2013 or 2018, at a price equal to the principal amount of the notes being repurchased. We may redeem all or a portion of the notes, at par, for cash at any time on or after July 5, 2010.

Operating leases:    We lease certain property and equipment under operating leases which, in the aggregate, obligate us through 2012. Many of our leases contain renewal options and provide for escalations of rent and payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

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

In connection with our acquisition of technology rights to certain PDE5 inhibitors, including tadalafil, we committed to pay a third party a royalty equal to 5% of the net sales of products developed utilizing the acquired technology. Lilly ICOS and Lilly have accepted primary responsibility for the royalty obligations resulting from this arrangement.

Commitments

Based on the terms of our marketing and sales agreement with Lilly ICOS and Lilly, beginning in 2007, we may be required to assume a portion of the sales and marketing responsibilities for Cialis in Canada, Mexico and Europe. As an alternative to deploying our own sales force, we may fulfill our sales and marketing responsibilities in those territories by contracting with Lilly or third parties. In the event we deploy our own sales force, we will be reimbursed in a manner similar to how we are reimbursed in the United States.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because management does not expect these indemnifications to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no related liabilities are recorded at December 31, 2005. We hold insurance policies that mitigate potential losses arising from certain indemnifications and, historically, we have not incurred significant costs related to performance under these obligations.

2006 Required Accounting Change

Prior to January 1, 2006, we accounted for our stock-based compensation according to the provisions of APB No. 25 and related interpretations and did not recognize compensation expense for options granted to employees and non-employee directors with exercise prices equal to or in excess of the fair value of the underlying shares at the date of grant.

Effective January 1, 2006, FAS 123R requires us to measure the cost of employee services received in exchange for equity instruments, such as stock options or restricted stock, based on the grant-date fair-value of the awards. The associated cost must be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). FAS 123R also requires us to estimate forfeitures in calculating stock-based compensation expense, rather than recognizing the impact of the forfeitures as they occur, which was previously permitted.

We will implement FAS 123R, on a prospective basis, beginning in the 2006 first quarter. Prior year amounts will not be restated, and we will not record a cumulative effect adjustment upon adoption of FAS 123R.

Legal Proceedings

In October 2002, Pfizer Inc., Pfizer Limited, and Pfizer Ireland Pharmaceuticals filed a patent infringement lawsuit against ICOS, Lilly ICOS and Lilly in the United States District Court for the District of Delaware. Pfizer contends that the use, offering for sale, selling, manufacture or importing of Cialis, into the United States, for the treatment of erectile dysfunction by any of the defendants infringes claim 24 of Pfizer’s U.S. Patent No. 6,469,012 (or the Pfizer Patent), and seeks a declaratory judgment to that effect. Pfizer also seeks a permanent injunction, attorneys’ fees, costs and expenses. In January 2003, we and the other defendants filed an answer denying the central allegations of plaintiffs’ complaint and setting forth various affirmative defenses.

The U.S. Patent and Trademark Office (PTO) subsequently ordered the reexamination of the Pfizer Patent. Under the reexamination process, the PTO is required to reconsider the validity of the patent if substantial new questions of patentability are raised by any party including the PTO itself. The District Court stayed, or suspended, the patent infringement lawsuit, pending the outcome of the reexamination. Subsequently, Lilly ICOS and other parties filed several reexamination requests regarding the Pfizer Patent, which were merged with the PTO’s ordered reexamination. The first office action issued by the PTO rejected claim 24 of the Pfizer Patent.

The Examiner rejected claim 24 on the basis that certain prior art rendered the claimed invention not new and therefore unpatentable under 35 U.S.C. §102(b), and obvious under the judicially created doctrine of obviousness-type double patenting. The Examiner did not accept any of the other arguments made in the then-pending petitions for reexamination. We later filed a new request for reexamination of claim 24, which was granted by the PTO. Lilly also filed a separate new request for reexamination of claim 24; however, this request was denied. On September 15, 2005, the PTO issued a second office action that rejected Pfizer’s arguments made in response to the first office action, reaffirmed the initial rejection of claim 24, and entered new grounds for rejecting claim 24. The September 15, 2005 office action also maintained the obviousness-type double patenting rejection of the other claims. On November 15, 2005, Pfizer filed its response to the September 15, 2005 office action. According to PTO procedure, the PTO should issue a further action, which may finalize the rejections of claim 24, withdraw the rejections of that claim, or allow an amended claim to be entered. Pfizer can challenge the result of a final office action within the PTO and subsequently in court.

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

On July 20, 2005, a lawsuit was filed against ICOS by Vanderbilt University in the United States District Court for the District of Delaware. Vanderbilt filed the lawsuit asserting that three of its researchers contributed to the conception of the inventions reflected in U.S. Patent Nos. 5,859,006 and 6,140,329. U.S. Patent No. 5,859,006 is ICOS’ patent claiming tadalafil and certain related compounds; U.S. Patent No. 6,140,329 is ICOS’ patent claiming the use of tadalafil and certain related compounds to treat erectile dysfunction. Tadalafil is the active ingredient in Cialis, which is marketed in North America by Lilly ICOS, which has an exclusive license to U.S. Patent Nos. 5,859,006 and 6,140,329. The Vanderbilt lawsuit requests that the Court direct the U.S. Commissioner of Patents and Trademarks to add the three individual researchers as co-inventors on these patents. ICOS timely filed a response to the complaint on September 9, 2005, denying the central allegations of Vanderbilt’s complaint and setting forth various affirmative defenses. While the Company is diligently evaluating Vanderbilt’s claims and seeking additional information, it currently believes that Vanderbilt’s claims lack merit and intends to defend the lawsuit vigorously. Because the suit is in its early stages, it is premature to assess what, if any, impact the lawsuit might have on our business, financial position, results of operations and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2005, our financial instruments include cash, cash equivalents, marketable investment securities, receivables, accounts payable and convertible subordinated debt. We do not use derivative financial instruments in our investment portfolio. Our exposure to market risk for changes in interest rates relates primarily to our marketable investment securities and convertible subordinated debt. Because of the relatively short effective maturities of our investments, we do not expect interest rate fluctuations to materially affect the aggregate value of our financial assets. The fair value of our convertible subordinated debt is expected to change inversely to changes in interest rates. The fair value of our convertible subordinated debt also is expected to change as our stock price and the expected volatility of our stock price change. The fair value of our convertible subordinated debt was $225.8 million at December 31, 2005, with a carrying amount of $278.7 million at that date.

Item 8.	Consolidated Financial Statements and Supplementary Data

SUPPLEMENTARY DATA

Balance sheets of Lilly ICOS LLC as of December 31, 2005 and 2004, and the related statements of operations, members’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2005, are included elsewhere in this report.

All other consolidated financial statement schedules have been omitted as the information is not required or the information required is included in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ICOS Corporation:

We have audited the accompanying consolidated balance sheets of ICOS Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICOS Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ICOS Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

March 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ICOS Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (see Item 9A herein), that ICOS Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ICOS Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that ICOS Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework, issued by COSO. Also, in our opinion, ICOS Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework, issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ICOS Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 1, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

March 1, 2006

ICOS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$10,023	$12,778
Investment securities, at market value	113,686	209,332
Interest receivable	1,241	1,607
Receivable from Lilly ICOS	14,300	15,053
Prepaids and other	5,274	7,334

Total current assets	144,524	246,104
Investment securities, at market value	37,832	52,052
Investment in Lilly ICOS	35,497	—
Property and equipment, net	17,995	19,206
Deferred financing costs and other	5,919	7,619

	$241,767	$324,981

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,307	$3,913
Accrued payroll and benefits	7,722	6,856
Accrued clinical expenses	1,604	2,708
Accrued interest	2,787	2,787
Other accruals	6,833	7,897
Due to Lilly ICOS	—	14,147
Deferred revenue	134	1,495

Total current liabilities	22,387	39,803
Convertible subordinated debt	278,650	278,650
Stockholders’ equity (deficit):
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 65,046,305 shares at December 31, 2005 and 63,633,417 shares at December 31, 2004, issued and outstanding	650	636
Additional paid-in capital	819,339	794,311
Unearned equity compensation	(15,919)	—
Accumulated other comprehensive loss	(777)	(698)
Accumulated deficit	(862,563)	(787,721)

Total stockholders’ equity (deficit)	(59,270)	6,528

	$241,767	$324,981

See accompanying notes to consolidated financial statements.

ICOS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenue:
Collaboration revenue from related parties	$50,055	$56,031	$25,943
Contract manufacturing	16,045	16,377	12,185
Co-promotion services	5,310	—	—
Licenses of technology	—	2,200	36,976

Total revenue	71,410	74,608	75,104

Equity in income (losses) of affiliates	19,519	(130,396)	(87,180)

Operating expenses:
Research and development	88,289	71,791	85,758
Marketing and selling	42,579	39,392	19,770
Cost of contract manufacturing	14,028	12,561	9,703
General and administrative	20,275	18,247	15,272

Total operating expenses	165,171	141,991	130,503

Operating loss	(74,242)	(197,779)	(142,579)

Other income (expense):
Gain on sale of partnership interests	—	—	10,000
Interest expense	(6,817)	(6,824)	(3,578)
Interest and other income	6,217	6,355	10,038

Total other income (expense)	(600)	(469)	16,460

Loss before income taxes	(74,842)	(198,248)	(126,119)
Income tax recovery	—	—	612

Net loss	$(74,842)	$(198,248)	$(125,507)

Net loss per common share — basic and diluted	$(1.17)	$(3.13)	$(2.01)

Weighted-average common shares outstanding — basic and diluted	63,996	63,435	62,561

See accompanying notes to consolidated financial statements.

ICOS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except shares)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Unearned Equity Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances at December 31, 2002	62,104,891	$621	$777,697	$—	$3,280	$(463,966)	$317,632
Comprehensive loss:
Net loss	—	—	—	—	—	(125,507)	(125,507)
Net unrealized losses on investment securities	—	—	—	—	(2,527)	—	(2,527)

Total comprehensive loss	—	—	—	—	(2,527)	(125,507)	(128,034)
Issuance of common stock upon exercise of options	908,145	9	8,695	—	—	—	8,704
Stock and non-employee option expense	—	—	627	—	—	—	627

Balances at December 31, 2003	63,013,036	630	787,019	—	753	(589,473)	198,929
Comprehensive loss:
Net loss	—	—	—	—	—	(198,248)	(198,248)
Net unrealized losses on investment securities	—	—	—	—	(1,451)	—	(1,451)

Total comprehensive loss	—	—	—	—	(1,451)	(198,248)	(199,699)
Issuance of common stock upon exercise of options	620,381	6	6,940	—	—	—	6,946
Stock and non-employee option expense	—	—	352	—	—	—	352

Balances at December 31, 2004	63,633,417	636	794,311	—	(698)	(787,721)	6,528
Comprehensive loss:
Net loss	—	—	—	—	—	(74,842)	(74,842)
Net unrealized losses on investment securities	—	—	—	—	(79)	—	(79)

Total comprehensive loss	—	—	—	—	(79)	(74,842)	(74,921)
Issuance of restricted stock	818,400	8	18,032	(18,032)	—	—	8
Issuance of common stock upon exercise of options	594,488	6	6,857	—	—	—	6,863
Stock and non-employee option expense	—	—	139	2,113	—	—	2,252

Balances at December 31, 2005	65,046,305	$650	$819,339	$(15,919)	$(777)	$(862,563)	$(59,270)

See accompanying notes to consolidated financial statements.

ICOS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(74,842)	$(198,248)	$(125,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed (income) losses of affiliates	(12,880)	130,396	87,180
Depreciation and amortization	6,171	5,494	6,227
Amortization of deferred financing costs	1,244	1,244	657
Amortization of investment premiums, net	1,593	3,892	5,367
(Gain) loss on sale of investment securities, net	—	22	(1,290)
Gain on sale of partnership interests	—	—	(10,000)
Technology license fee revenue (greater) less than amounts collected	2,200	(2,200)	(21,976)
Stock and non-employee option expense	2,252	352	627
Changes in operating assets and liabilities:
Receivables	(144)	1,672	(7,929)
Other assets	1,647	(1,014)	(481)
Accounts payable and accrued liabilities	(3,269)	4,223	(3,906)

Net cash used in operating activities	(76,028)	(54,167)	(71,031)

Cash flows from investing activities:
Purchases of investment securities	(216,797)	(445,429)	(863,157)
Maturities of investment securities	71,374	99,864	181,537
Sales of investment securities	253,617	512,944	576,771
Acquisitions of property and equipment	(4,960)	(5,731)	(4,988)
Proceeds from sale of partnership interests	—	6,000	4,000
Investments in affiliates	(36,764)	(140,423)	(86,350)

Net cash provided by (used in) investing activities	66,470	27,225	(192,187)

Cash flows from financing activities:
Proceeds from stock options	6,803	6,991	8,656
Borrowings under line of credit	—	—	4,308
Proceeds from issuance of convertible subordinated debt, net of related costs	—	—	269,940

Net cash provided by financing activities	6,803	6,991	282,904

Net increase (decrease) in cash and cash equivalents	(2,755)	(19,951)	19,686
Cash and cash equivalents at beginning of year	12,778	32,729	13,043

Cash and cash equivalents at end of year	$10,023	$12,778	$32,729

Supplemental disclosure of cash flow information:
Interest payments on convertible subordinated debt	$5,573	$5,744	$—

Offset receivable from/due to Suncos Corporation	$—	$1,668	$—

Debt forgiven upon achievement of clinical milestones	$—	$—	$5,294

Note receivable from sale of partnership interests	$—	$—	$6,000

Issuance of restricted stock	$18,040	$—	$—

See accompanying notes to consolidated financial statements.

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(1) Summary of Significant Accounting Policies

(a) Nature of Operations

ICOS Corporation is a biotechnology company that is dedicated to bringing innovative therapeutic products to patients. We are marketing our first product, Cialis (tadalafil), for the treatment of erectile dysfunction through Lilly ICOS, our joint venture with Eli Lilly and Company (Lilly). Our goal is to develop and commercialize treatments for serious unmet medical conditions such as benign prostatic hyperplasia, hypertension, pulmonary arterial hypertension, cancer and inflammatory diseases.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of ICOS Corporation and its subsidiaries (collectively, ICOS), all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated in consolidation.

ICOS and Lilly each own 50% of Lilly ICOS and have joint authority to make decisions on its behalf. Accordingly, we account for our investment using the equity method, whereby our investment is recorded at cost adjusted for (i) our share of Lilly ICOS’ total comprehensive income or loss, and (ii) distributions from Lilly ICOS. Our share of Lilly ICOS’ net income or net loss is reported in our consolidated statements of operations as equity in income (losses) of affiliates, and our share of Lilly ICOS’ unrealized gains and losses, if any, are reported as a component of total comprehensive loss.

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

(e) Investment Securities

Our investment securities consist primarily of fixed-rate corporate and taxable municipal bonds, corporate and taxable municipal auction and floating rate securities and obligations of U.S. government agencies and sponsored enterprises. Management considers all investment securities as available-for-sale. Accordingly, all investment securities are carried at market value, based on quoted market prices, with unrealized gains and losses excluded from results of operations and reported as a component of total comprehensive loss. Realized gains and losses on sales of investment securities are determined on the specific identification method and included in interest and other income. We do not have any derivative financial instruments in our investment portfolio.

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share data)

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

(g) Deferred Financing Costs

In connection with the issuance of our convertible subordinated notes, we incurred $8.7 million of debt issuance costs, which have been deferred and are being amortized, using the interest method, as interest expense, through July 1, 2010, the earliest date on which note holders may require us to repurchase the notes.

(h) Fair Value of Financial Instruments

Our financial instruments include cash, cash equivalents, marketable investment securities, receivables, accounts payable and convertible subordinated debt. Marketable investment securities are carried at fair value on our consolidated balance sheets based on quoted market prices. Our convertible subordinated debt is carried at cost on our consolidated balance sheets. The fair value of our convertible subordinated debt was $225.8 million at December 31, 2005, with a carrying amount of $278.7 million at that date. Fair value of the convertible subordinated debt was determined by obtaining quotes from a market maker for the notes. The carrying amounts reflected in the consolidated balance sheets for the remaining items approximate fair value due to their market rates of interest and/or their short-term maturities.

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

(j) Revenue Recognition

Collaboration revenue

We recognize revenue from our contracts for research, development, marketing and sales services, as the related billable time and costs are incurred. Payments received, related to future performance, are deferred and recognized as revenue when the future performance occurs.

Contract manufacturing

Contract manufacturing revenue, including fees earned for process development and manufacturing services performed for third parties, is recognized when collectibility is reasonably assured and the manufacturing

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share data)

obligation is fulfilled or manufacturing services are performed, as appropriate, based on the terms of the agreement. Payments received in excess of amounts earned are recorded as deferred revenue.

Co-promotion services

Co-promotion services revenue represents fees earned for physician details (sales calls) and other activities related to our promotion of others’ products. We recognize this revenue, at contractual rates, as the specified co-promotion services are provided.

Licenses of technology

Nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred, and recognized as revenue as we provide the services required under the agreement. We recognize nonrefundable upfront technology fees as revenue based on the ratio of current development costs to total estimated current and future development costs through the date we expect to file a New Drug Application (NDA), or an equivalent, with the FDA. We believe this method appropriately matches revenue with the estimated costs of the development effort. We also believe that development costs are the best available surrogate for benefits obtained as data is collected and other research and development activities progress related to the licensed technology.

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

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share data)

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

(l) Research and Development Costs

Research and development expenses are principally comprised of costs for: personnel, including salaries and benefits; occupancy; clinical studies performed by third parties; materials and supplies to support our clinical programs; contract research; manufacturing; consulting arrangements; in-licensing fees; and other expenses incurred to operate our research and development programs. Research and development costs are expensed as incurred.

Some of our research and development, including certain clinical study activities, are conducted by third parties, including contract research organizations, which may also provide contractually defined administration and management services. We recognize expenses for these contracted activities based on a variety of factors, including actual and estimated labor hours, clinical site initiation activities, patient enrollment rates, estimates of external costs and other activity-based factors. On a regular basis, our estimates of these costs are reconciled to actual invoices from the service providers and adjustments are made accordingly.

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

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share data)

with initial purchasers and underwriters of our securities, under which we may indemnify them against claims relating to their participation in the transactions.

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because management does not expect these indemnifications to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no related liabilities are recorded at December 31, 2005. We hold insurance policies that mitigate potential losses arising from certain indemnifications and, historically, we have not incurred significant costs related to performance under these obligations.

(o) Basic and Diluted Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated based on the weighted-average number of common shares and other dilutive securities. Dilutive potential common shares resulting from the assumed exercise of outstanding stock options and vesting of restricted stock are determined using the treasury method. Dilutive potential common shares resulting from the assumed conversion of convertible subordinated debt are determined using the if-converted method.

(p) Operating Segments

We operate in one segment, the development and commercialization of pharmaceutical products for human therapeutic use.

(q) Stock Based Compensation

We apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25), and related interpretations in accounting for our stock based employee compensation. Accordingly, we do not recognize compensation expense for options granted to employees and non-employee directors with exercise prices equal to or in excess of the fair value of the underlying common shares at the date of grant. We recognize compensation expense for restricted stock grants on a straight line basis over the applicable vesting period.

Had we determined compensation expense based on fair value in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” our net loss and net loss per common share would have been as follows:

	Year Ended December 31,
	2005	2004	2003
Net loss:
As reported	$(74,842)	$(198,248)	$(125,507)
Add: Stock based compensation expense included in reported net loss	2,113	183	275
Deduct: Stock based compensation expense determined under fair value based method for all awards	(33,370)	(36,731)	(47,422)

Pro forma	$(106,099)	$(234,796)	$(172,654)

Net loss per common share — basic and diluted:
As reported	$(1.17)	$(3.13)	$(2.01)

Pro forma	$(1.66)	$(3.70)	$(2.76)

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share data)

The estimated per share weighted-average grant date fair value of stock options awarded during 2005, 2004 and 2003 was $12.08, $26.78, and $21.03, respectively. Amounts were determined using the Black-Scholes option pricing model based on the following assumptions:

	Year Ended December 31,
	2005	2004	2003
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.0%	3.5%	3.5%
Expected volatility	43.2%	68.0%	69.1%
Expected life in years	6.3	6.6	6.5

We periodically update the volatility assumption used to estimate the fair value of stock options. The expected volatility used to value stock options granted in 2005 was determined considering historical volatility of our common stock over the preceding six years, implied volatility of near-the-money traded stock options with remaining contractual maturities of approximately two years and significant changes in our business that we believe have resulted in lower volatility, both implied and in the past two years.

(r) Reclassification

Certain amounts reported in prior years have been reclassified to conform to the 2005 presentation.

(2) 2006 Required Accounting Change

Prior to January 1, 2006, we accounted for our stock-based compensation according to the provisions of APB No. 25 and related interpretations and did not recognize compensation expense for options granted to employees and non-employee directors with exercise prices equal to or in excess of the fair value of the underlying shares at the date of grant.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004) (FAS 123R), “Share Based Payment”. Effective January 1, 2006, FAS 123R requires us to measure the cost of employee services received in exchange for equity instruments, such as stock options or restricted stock, based on the grant-date fair-value of the awards. The associated cost must be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). FAS 123R also requires us to estimate forfeitures in calculating stock based compensation expense, rather than recognizing the impact of the forfeitures as they occur, which was previously permitted.

We will implement FAS 123R, on a prospective basis, beginning in the 2006 first quarter. Prior year amounts will not be restated, and we will not record a cumulative effect adjustment upon adoption of FAS 123R.

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share data)

(3) Collaborations

The following tables summarize our collaboration revenue from related parties, licenses of technology, equity in income (losses) of affiliates and investment in affiliates during the periods presented.

	Year Ended December 31,
	2005	2004	2003
Collaboration revenue from related parties:
Lilly ICOS
Marketing and sales	$26,874	$39,658	$14,921
Research and development	23,181	16,373	7,172

	50,055	56,031	22,093
Suncos	—	—	2,450
ICOS-TBC	—	—	1,400

	$50,055	$56,031	$25,943

Licenses of technology:
Lilly ICOS	$—	$—	$15,031
Biogen (non-affiliate)	—	—	21,945
Other (non-affiliates)	—	2,200	—

	$—	$2,200	$36,976

Equity in income (losses) of affiliates:
Lilly ICOS	$19,519	$(130,396)	$(87,320)
Suncos	—	—	140

	$19,519	$(130,396)	$(87,180)

Investments in affiliates, net of distributions:
Lilly ICOS	$30,125	$140,423	$83,732
ICOS-TBC	—	—	2,618

	$30,125	$140,423	$86,350

Lilly ICOS

In October 1998, ICOS and Lilly formed Lilly ICOS to develop and commercialize PDE5 inhibitors, including Cialis. In addition to amounts received and recognized prior to 2003, we received and recognized, as license of technology revenue, a $15.0 million payment in 2003, following the first commercial sale of Cialis in the United States. ICOS and Lilly jointly manage Lilly ICOS and provide it with services required for research, development and commercialization. Lilly is the sole manufacturer of Cialis, under contract with Lilly ICOS. Lilly ICOS is marketing Cialis in North America and Europe. Lilly has exclusive rights to market Cialis in the remainder of the world, and pays royalties to Lilly ICOS of 20% of net sales in those territories.

Upon formation of the joint venture, ICOS contributed an exclusive license to intellectual property relating to PDE5 inhibitors, including technology associated with Cialis. ICOS acquired the rights to the contributed technology under an agreement with a third party in association with a previous collaboration. Pursuant to the terms of the third party agreement, ICOS committed to pay the third party a royalty equal to 5% of the net sales of products developed utilizing the acquired technology. Lilly ICOS and Lilly have assumed primary responsibility for these royalty obligations.

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share data)

Lilly ICOS is a variable interest entity that is not consolidated in our financial statements because we are not its primary beneficiary.

Summarized unaudited financial information for Lilly ICOS follows:

	December 31,
	2005	2004
Financial position:
Total current assets	$81,619	$42,750
Total noncurrent assets	13,176	15,121

Total assets	$94,795	$57,871

Total liabilities — all current	$11,388	$72,509
Members’ equity (deficit)	83,407	(14,638)

Total liabilities and members’ equity (deficit)	$94,795	$57,871

	Year Ended December 31,
	2005	2004	2003
Operating results:
Revenue	$610,703	$447,862	$144,533
Cost of sales	47,264	36,066	12,543
Selling, general and administrative expenses, related parties	459,827	606,511	243,110
Research and development expenses, related parties	65,816	67,318	63,622

Net income (loss)	$37,796	$(262,033)	$(174,742)

ICOS Corporation’s share of net income (loss)	$19,519	$(130,396)	$(87,320)

Cost of sales includes license fee amortization, of $1.2 million in 2005 and 2004, respectively, and $0.1 million in 2003, applicable only to Lilly’s interest in Lilly ICOS.

Biogen IDEC, Inc.

In July 2001, we entered into an agreement with Biogen IDEC, Inc. (Biogen), under which we and Biogen cross-licensed LFA-1 antagonist technology and patents, including those related to IC747 and other LFA-1 antagonists, and equally shared in costs of development activities for the collaboration. Under the terms of the agreement, we received loans from Biogen to help fund our share of the related development costs. In June 2003, we announced that the LFA-1 antagonist collaboration with Biogen would be concluded and that we would reacquire sole development rights to the program. At that time, we recognized, as revenue, $21.3 million of deferred upfront fees and forgiven loans received from Biogen under the collaboration arrangement.

Suncos

Suncos Corporation was a 50/50-owned corporation that was developing Pafase. In December 2002, the Pafase development program was discontinued after an interim analysis did not demonstrate clinical benefit in a Phase 3 study for severe sepsis. In April 2004, the court approved Suncos’ voluntary plan of reorganization, resulting in Suncos’ merger with and into a wholly-owned subsidiary of ICOS. In conjunction with the reorganization, Daiichi Pharma Co., Ltd., the other 50% owner of Suncos, received certain non-U.S. Pafase licensing rights and ICOS received a cash payment of $1.7 million.

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share data)

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

(4) Investment Securities

The following table summarizes our investment securities at December 31, 2005 and 2004:

	Market Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
December 31, 2005:
Fixed-rate corporate and taxable municipal bonds	$57,487	$1	$417	$57,903
Obligations of U.S. government agencies and sponsored enterprises	49,331	—	361	49,692
Corporate and taxable municipal auction and floating rate securities	44,700	—	—	44,700

	$151,518	$1	$778	$152,295

December 31, 2004:
Fixed-rate corporate and taxable municipal bonds	$75,125	$65	$326	$75,386
Obligations of U.S. government agencies and sponsored enterprises	57,909	1	436	58,344
Corporate and taxable municipal auction and floating rate securities	128,350	—	2	128,352

	$261,384	$66	$764	$262,082

At December 31, 2005, gross unrealized losses on our investment securities relate to certain fixed-rate corporate and taxable municipal bonds, with an aggregate market value of $55.5 million, and obligations of U.S. government agencies and sponsored enterprises, with an aggregate market value of $49.3 million. Because we intend to hold these investments to maturity, we do not consider these investments to be other-than-temporarily impaired.

Market value and amortized cost of investment securities at December 31, 2005, by contractual maturity, are shown below.

Maturing:	Market Value	Amortized Cost
Less than 1 year	$69,323	$69,704
1 to 2 years	27,835	28,101
2 to 4 years	11,660	11,790
Beyond 10 years	42,700	42,700

	$151,518	$152,295

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share data)

Actual maturities may be different from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

All investment securities listed as maturing beyond ten years have auction or floating interest rates that are reset, at least every 28 days, to minimize interest rate risk. These securities are classified as current in our consolidated balance sheets because they represent investments that are available to fund current operations.

(5) Property and Equipment, Net

	December 31,
	2005	2004
Land	$2,310	$2,310
Building and improvements	10,460	10,186
Leasehold improvements	16,860	15,842
Furniture and equipment	47,108	43,609

Total cost	76,738	71,947
Less accumulated depreciation and amortization	(58,743)	(52,741)

	$17,995	$19,206

(6) Convertible Subordinated Debt

In mid-2003, we completed a private offering of $278.7 million of convertible subordinated notes, which accrue interest at 2% per annum, payable semiannually each January and July 1. The notes are unsecured, subordinated to any senior indebtedness, and convertible, at the option of the holder, into our common stock at a conversion price of $61.50 per share, subject to adjustment in certain circumstances. The notes mature on July 1, 2023. Note holders may require us to purchase, for cash, all or a portion of their notes on July 1, 2010, 2013 or 2018, at a price equal to the principal amount of the notes being repurchased. We may redeem all or a portion of the notes, at par, for cash at any time on or after July 5, 2010.

(7) Leases

We lease certain property and equipment under noncancelable operating leases which, in the aggregate, obligate us through 2012. Many of our leases contain renewal options and provide for escalations of rent and payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

Total rent expense was $6.7 million, $6.2 million and $6.1 million in 2005, 2004 and 2003, respectively.

Future minimum payments due under noncancelable operating leases are as follows:

2006	$6,982
2007	6,180
2008	4,675
2009	1,113
2010	602
After 2010	463

$20,015

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share data)

(8) Federal Income Taxes

Income taxes differ from the amount computed by applying the U.S. federal income tax rate to pre-tax income (loss) as a result of the following:

	Year Ended December 31,
	2005	2004	2003
Estimated federal income tax benefit	$(26,195)	$(69,387)	$(43,927)
Research and experimentation tax credits	(1,863)	(2,653)	(3,172)
State income tax benefit, net of federal effect	(748)	—	—
Other	933	845	71
Change in valuation allowance	27,873	71,195	46,416

	$—	$—	$(612)

The change in valuation allowance shown above excludes, in each year, the tax benefit of deductions generated by certain stock option exercises. If realized, those tax benefits will be credited directly to stockholders’ equity.

Deferred tax assets arising from temporary differences and carryforwards are as follows:

	December 31,
	2005	2004
Depreciation	$5,442	$5,037
Net operating loss carryforwards	331,112	278,154
Research and experimentation tax credit carryforwards	23,040	21,084
Other	4,746	3,511

Gross deferred tax assets	364,340	307,786
Less valuation allowance	(346,307)	(307,786)

	18,033	—
Deferred tax liabilities	(18,033)	—

Net deferred tax assets	$—	$—

The $38.5 million increase in the deferred tax asset valuation allowance, in 2005, was primarily due to net operating loss carryforwards and an increase in our estimated combined federal and state effective tax rate, from 35% to 36%.

At December 31, 2005, we have net operating loss carryforwards available to offset future taxable income as follows:

Year of Expiration
2009	$5,060
2010	21,507
2011	21,039
2012	26,774
2013	7,687
2018	359
2019	36,827
2020	71,231
2021	92,850
2022	130,399
2023	166,581
2024	213,456
2025	125,986

$919,756

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share data)

Approximately $116.4 million of the net operating loss carryforwards as of December 31, 2005, result from stock option deductions, the realization of which would result in a credit to stockholders’ equity.

In addition to the net operating loss carryforwards indicated above, ICOS may have available to it approximately $159.1 million of net operating loss carryforwards acquired in conjunction with the April 2004 reorganization of Suncos.

Under provisions of the Internal Revenue Code of 1986, as amended, utilization of our net operating loss carryforwards may be subject to limitation if a greater than 50% ownership change has occurred or occurs in the future.

At December 31, 2005, we also had available approximately $23.0 million of research and experimentation tax credit carryforwards to offset future tax liabilities. These credits expire from 2009 to 2025.

(9) Preferred Stock

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

Stockholder Rights Plan

In 2002, our Board of Directors adopted our Stockholder Rights Plan (Rights Plan) and declared a dividend distribution of one preferred share purchase right (Right) for (i) each then outstanding share of our common stock and (ii) shares of our common stock that become outstanding on or before the distribution date, as defined below. Each Right entitles its registered holder, under certain circumstances and upon the occurrence of certain events, to purchase from us one one-hundredth of a share of our Series A Junior Participating Preferred Stock, at a price of $250.00 per one one-hundredth of a preferred share, subject to adjustment. The Rights are not exercisable until the distribution date, a date that occurs after a person or group becomes an Acquiring Person, as described below, or commences or announces a tender or exchange offer that could result in the offeror becoming an Acquiring Person. Until the distribution date, or earlier redemption or expiration of the Rights, the Rights may only be transferred with the shares of our common stock.

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

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share data)

(10) Employee Benefit Plans

Defined Contribution 401(k) Benefit Plan

We sponsor the ICOS 401(k) Plan (the “401(k) Plan”) to help eligible full-time employees save for retirement. The 401(k) Plan, a qualified retirement plan under the Internal Revenue Code, allows participants to contribute up to the maximum amount permitted under IRS regulations. In addition, the 401(k) Plan provides for discretionary employer matching contributions, based on a percentage of a participant’s pretax contributions. Employer matching contributions generally vest at a rate of 25% per full year of employee service from the date of employment. During 2005, the ICOS matching contributions totaled $1.5 million. Prior to 2005, there were no ICOS matching contributions. All employee contributions are fully vested.

Stock Compensation Plan

In May 2005, our shareholders approved an amended and restated ICOS Corporation 1999 Long-Term Incentive Plan (Restated Plan). Among other changes, the Restated Plan, (i) permits the award of stock, stock units and/or stock appreciation rights (in addition to stock options); (ii) revises individual and aggregate share grant limits; and (iii) extends the term of the Restated Plan until January 27, 2015. A total of 15.4 million shares of common stock have been made available for grant (to our employees, directors and consultants) under the Restated Plan and its predecessors since adoption, including an increase of 2.9 million shares approved by shareholders in May 2005. At December 31, 2005, 2.9 million shares were reserved and remain available for grant under the Restated Plan.

In July 2005, pursuant to the Restated Plan, the Compensation Committee of our Board of Directors approved the grant of restricted stock retention awards, for an aggregate of approximately 0.8 million shares of ICOS common stock, to executive officers and certain non-officer employees. The awards had a weighted average grant date fair value of $22.03, and an aggregate fair market value on the grant date of approximately $18.0 million. Each award vests in its entirety at the end of a period of continued service, generally 3 to 5 years, or could vest earlier, in the event of qualifying terminations after a change in control of ICOS. In addition, ICOS’ Chairman, President and Chief Executive Officer has an employment agreement with ICOS that provides for full vesting of restricted stock awards upon termination of his employment under certain circumstances. During the year ended December 31, 2005, we recorded $2.1 million in compensation expense associated with these awards. All of the 0.8 million nonvested (restricted) stock awards were still outstanding at December 31, 2005.

All stock options are granted with an exercise price not less than 100% of the fair market value of the common stock on the grant date. The options generally vest ratably over a four-year period commencing on the grant date and have a term of ten years from the grant date.

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share data)

A summary of stock option activity is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share
	(In thousands)
Balance at December 31, 2002	10,983	$30.15
Options granted	690	31.84
Cancellations	(251)	40.29
Options exercised	(908)	9.58

Balance at December 31, 2003	10,514	31.78
Options granted	1,270	40.42
Cancellations	(452)	37.37
Options exercised	(620)	11.20

Balance at December 31, 2004	10,712	33.76
Options granted	1,636	24.99
Cancellations	(813)	36.60
Options exercised	(594)	11.58

Balance at December 31, 2005	10,941	$33.45

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number (In thousands)	Weighted-Average Remaining Contractual Life (In years)	Weighted-Average Exercise Price Per Share	Number (In thousands)	Weighted-Average Exercise Price Per Share
$ 6.63 – $19.75	1,216	1.6	$12.36	1,206	$12.31
20.63 – 29.73	3,406	7.4	26.07	1,935	26.64
29.74 – 39.06	1,848	6.3	31.12	1,435	30.97
39.11 – 42.88	2,634	5.2	42.51	2,189	42.59
42.93 – 66.53	1,837	5.8	50.44	1,763	50.69

$ 6.63 – $66.53	10,941	5.8	$33.45	8,528	$34.45

Change in Control Severance Plan

In July 2005, our Board of Directors adopted the ICOS Corporation Change in Control Severance Plan (Severance Plan), which is intended to provide for retention of our employees in the event that a change in control of ICOS (as defined in the Severance Plan) occurred. All ICOS employees are eligible to participate in the Severance Plan. The Severance Plan may provide certain cash and health-related benefits to executive officers and other eligible employees in the event that, within a certain period after the change of control of ICOS, the individual’s employment is terminated.

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share data)

(11) Computation of Net Loss Per Common Share

	Year Ended December 31,
	2005	2004	2003
Numerator:
Net loss	$(74,842)	$(198,248)	$(125,507)
Denominator:
Weighted-average common shares (in thousands)	63,996	63,435	62,561

Net loss per common share — basic and diluted	$(1.17)	$(3.13)	$(2.01)

Antidilutive securities excluded from the computation of diluted net loss per common share were as follows:

	Year Ended December 31, (In thousands)
	2005	2004	2003
Nonvested (restricted) stock	818	—	—
Shares issuable upon:
Exercise of stock options	10,941	10,712	10,514
Exercise of stock warrants	—	—	7,429
Conversion of subordinated debt	4,531	4,531	4,531

(12) Legal Proceedings

In October 2002, Pfizer Inc., Pfizer Limited, and Pfizer Ireland Pharmaceuticals filed a patent infringement lawsuit against ICOS, Lilly ICOS and Lilly in the United States District Court for the District of Delaware. Pfizer contends that the use, offering for sale, selling, manufacture or importing of Cialis, into the United States, for the treatment of erectile dysfunction by any of the defendants infringes claim 24 of Pfizer’s U.S. Patent No. 6,469,012 (or the Pfizer Patent), and seeks a declaratory judgment to that effect. Pfizer also seeks a permanent injunction, attorneys’ fees, costs and expenses. In January 2003, we and the other defendants filed an answer denying the central allegations of plaintiffs’ complaint and setting forth various affirmative defenses.

The U.S. Patent and Trademark Office (PTO) subsequently ordered the reexamination of the Pfizer Patent. Under the reexamination process, the PTO is required to reconsider the validity of the patent if substantial new questions of patentability are raised by any party including the PTO itself. The District Court stayed, or suspended, the patent infringement lawsuit, pending the outcome of the reexamination. Subsequently, Lilly ICOS and other parties filed several reexamination requests regarding the Pfizer Patent, which were merged with the PTO’s ordered reexamination. The first office action issued by the PTO rejected claim 24 of the Pfizer Patent. The Examiner rejected claim 24 on the basis that certain prior art rendered the claimed invention not new and therefore unpatentable under 35 U.S.C. §102(b), and obvious under the judicially created doctrine of obviousness-type double patenting. The Examiner did not accept any of the other arguments made in the then-pending petitions for reexamination. We later filed a new request for reexamination of claim 24, which was granted by the PTO. Lilly also filed a separate new request for reexamination of claim 24; however, this request was denied. On September 15, 2005, the PTO issued a second office action that rejected Pfizer’s arguments made in response to the first office action, reaffirmed the initial rejection of claim 24, and entered new grounds for rejecting claim 24. The September 15, 2005 office action also maintained the obviousness-type double patenting rejection of the other claims. On November 15, 2005, Pfizer filed its response to the September 15, 2005 office action. According to PTO procedure, the PTO should issue a further action, which may finalize the rejections of

ICOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share data)

claim 24, withdraw the rejections of that claim, or allow an amended claim to be entered. Pfizer can challenge the result of a final office action within the PTO and subsequently in court.

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

On July 20, 2005, a lawsuit was filed against ICOS by Vanderbilt University in the United States District Court for the District of Delaware. Vanderbilt filed the lawsuit asserting that three of its researchers contributed to the conception of the inventions reflected in U.S. Patent Nos. 5,859,006 and 6,140,329. U.S. Patent No. 5,859,006 is ICOS’ patent claiming tadalafil and certain related compounds; U.S. Patent No. 6,140,329 is ICOS’ patent claiming the use of tadalafil and certain related compounds to treat erectile dysfunction. Tadalafil is the active ingredient in Cialis, which is marketed in North America by Lilly ICOS, which has an exclusive license to U.S. Patent Nos. 5,859,006 and 6,140,329. The Vanderbilt lawsuit requests that the Court direct the U.S. Commissioner of Patents and Trademarks to add the three individual researchers as co-inventors on these patents. ICOS timely filed a response to the complaint on September 9, 2005, denying the central allegations of Vanderbilt’s complaint and setting forth various affirmative defenses. While the Company is diligently evaluating Vanderbilt’s claims and seeking additional information, it currently believes that Vanderbilt’s claims lack merit and intends to defend the lawsuit vigorously. Because the suit is in its early stages, it is premature to assess what, if any, impact the lawsuit might have on our business, financial position, results of operations and cash flows.

(13) Quarterly Financial Data (Unaudited)

Summary operating data for each quarter of the years ended December 31, 2005 and 2004 follows:

	Quarters				Total
	First	Second	Third	Fourth
2005:
Revenue	$13,784	$18,088	$20,766	$18,772	$71,410
Net income (loss)	$(46,384)	$(22,625)	$(11,454)	$5,621	$(74,842)
Net income (loss) per common share — basic	$(0.73)	$(0.35)	$(0.18)	$0.09	$(1.17)
Net income (loss) per common share — diluted	$(0.73)	$(0.35)	$(0.18)	$0.09	$(1.17)
2004:
Revenue	$16,523	$17,926	$19,744	$20,415	$74,608
Net income (loss)	$(86,303)	$(51,898)	$(26,600)	$(33,447)	$(198,248)
Net income (loss) per common share — basic	$(1.36)	$(0.82)	$(0.42)	$(0.53)	$(3.13)
Net income (loss) per common share — diluted	$(1.36)	$(0.82)	$(0.42)	$(0.53)	$(3.13)

Item 9A.	Controls and Procedures

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

(b) Management’s report on internal control over financial reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. That evaluation was conducted based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in internal control over financial reporting.    There were no significant changes in our internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from the sections entitled “Security Ownership of Principal Shareholders and Management,” “Proposal 1: Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in ICOS’ Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2006.

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

The information required by this item is incorporated by reference from the sections entitled “Proposal 1: Election of Directors,” “Executive Compensation,” “Report of the Compensation Committee on Executive Compensation,” “Stock Price Performance Graph” and “Employment Contracts, Termination of Employment and Change in Control Arrangements” in ICOS’ Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of December 31, 2005, with respect to our compensation plans, for which our common stock is authorized for issuance. All of our compensation plans have been approved by security holders (see Note 10 in the Notes to Consolidated Financial Statements for a description of our stock compensation plan).

	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options	Weighted- Average Exercise Price per Share of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	10,940,606	$33.45	2,867,756

The other information required by this item is incorporated by reference from the section entitled “Security Ownership of Principal Shareholders and Management” in ICOS’ Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2006.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the section entitled “Proposal 2: Ratification of the Appointment of the Independent Registered Public Accounting Firm” in ICOS’ Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2006.

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules

(a) 1.	Consolidated Financial Statements

See Index to Consolidated Financial Statements under Item 8 of this Form 10-K.

2.	Consolidated Financial Statement Schedules

Balance sheets of Lilly ICOS LLC as of December 31, 2005 and 2004, and related statements of operations, members’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2005, together with the report of Lilly ICOS’ independent registered public accounting firm.

All other consolidated financial statement schedules have been omitted as the information is not required or the information required is included in the consolidated financial statements or notes thereto.

3.	Exhibits

See Index to Exhibits filed herewith.

LILLY ICOS LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers

Lilly ICOS LLC:

We have audited the accompanying balance sheets of Lilly ICOS LLC as of December 31, 2005 and 2004, and the related statements of operations, members’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lilly ICOS LLC as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Seattle, Washington

March 1, 2006

LILLY ICOS LLC

BALANCE SHEETS

(In thousands)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$13,135	$97
Accounts receivable, trade	62,850	37,883
Receivable from Eli Lilly and Company	13,043	—
Prepaid expenses	5,634	4,770

Total current assets	94,662	42,750
Property and equipment, net	762	1,466
License fee, net	12,414	13,655

	$107,838	$57,871

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued liabilities	$5,221	$7,178
Accrued sales returns and allowances	4,629	4,315
Payables to members	14,581	61,016

Total current liabilities	24,431	72,509

Members’ equity (deficit):
Eli Lilly and Company	47,910	(491)
ICOS Corporation	35,497	(14,147)

Total members’ equity (deficit)	83,407	(14,638)

	$107,838	$57,871

See accompanying notes to financial statements.

LILLY ICOS LLC

STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Revenue:
Product sales, net	$576,734	$421,742	$129,828
Royalties, related party	33,969	26,120	14,705

Total revenue	610,703	447,862	144,533

Expenses:
Cost of sales	47,264	36,066	12,543
Selling, general and administrative
Eli Lilly and Company	425,908	559,493	229,130
ICOS Corporation	33,919	47,018	13,980
Research and development
Eli Lilly and Company	41,769	50,977	55,509
ICOS Corporation	24,047	16,341	8,113

Total expenses	572,907	709,895	319,275

Net income (loss)	$37,796	$(262,033)	$(174,742)

See accompanying notes to financial statements.

LILLY ICOS LLC

STATEMENTS OF MEMBERS’ EQUITY (DEFICIT)

(In thousands)

	Eli Lilly and Company	ICOS Corporation	Total Members’ Equity (Deficit)
Balances at December 31, 2002	$(20,587)	$(20,587)	$(41,174)
Net loss	(87,423)	(87,319)	(174,742)
Member cash contributions	98,733	83,732	182,465
Member technology license contribution	—	15,000	15,000
Capital distribution	—	(15,000)	(15,000)

Balances at December 31, 2003	(9,277)	(24,174)	(33,451)
Net loss	(131,637)	(130,396)	(262,033)
Member cash contributions	140,423	140,423	280,846

Balances at December 31, 2004	(491)	(14,147)	(14,638)
Net income	18,277	19,519	37,796
Member cash contributions	36,763	36,764	73,527
Distribution to members	(6,639)	(6,639)	(13,278)

Balances at December 31, 2005	$47,910	$35,497	$83,407

See accompanying notes to financial statements.

LILLY ICOS LLC

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$37,796	$(262,033)	$(174,742)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,945	1,916	452
Changes in operating assets and liabilities:
Accounts receivable, trade	(24,967)	10,027	(47,910)
Receivable from Eli Lilly and Company	(13,043)	—	—
Prepaid expenses	(864)	10,570	(6,006)
Accrued liabilities	(1,957)	(1,730)	(3,952)
Accrued sales returns and allowances	314	(2,499)	6,814
Payables to members	(46,435)	(36,679)	58,633

Net cash used in operating activities	(47,211)	(280,428)	(166,711)

Cash flows from investing activities:
Acquisitions of property and equipment	—	(364)	(712)

Net cash used in investing activities	—	(364)	(712)

Cash flows from financing activities:
Member contributions	73,527	280,846	182,465
Distributions to members	(13,278)	—	(15,000)

Net cash provided by financing activities	60,249	280,846	167,465

Net increase in cash and cash equivalents	13,038	54	42
Cash and cash equivalents at beginning of period	97	43	1

Cash and cash equivalents at end of period	$13,135	$97	$43

See accompanying notes to financial statements.

LILLY ICOS LLC

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise noted)

(1) Organization and Operations

Lilly ICOS LLC (Company), a 50/50-owned limited liability company, was formed in October 1998 by Eli Lilly and Company (Lilly) and ICOS Corporation (ICOS) to develop and commercialize phosphodiesterase type 5 (PDE5) inhibitors. Profits, losses and distributions, except distributions for payment of license fees to ICOS (which are allocated 100% to Lilly), are allocated based on ownership interests. The Company owns the rights to Cialis® (tadalafil), an oral therapeutic agent for the treatment of erectile dysfunction, and is evaluating tadalafil for the treatment of benign prostate hyperplasia, hypertension and pulmonary arterial hypertension.

Cialis is sold by the Company in North America and Europe (Lilly ICOS territories), using the services of both Lilly and ICOS. In the context of the Lilly ICOS territories: North America is the United States, Canada and Mexico; and Europe is Austria, Belgium, Denmark, Finland, France, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom. Pursuant to a license from the Company, Lilly has exclusive rights to commercialize any PDE5 inhibitor products in the remainder of the world (Lilly territories), and pays royalties to Lilly ICOS, equal to 20% of net sales in those territories. Lilly and ICOS jointly manage the Company and provide it with services and continued funding as required for research, development and commercialization. Charges for services provided by each member, as well as expenses paid on behalf of the Company by each member, are included in the statement of operations. Lilly is the sole manufacturer of Cialis, under contract with the Company.

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

(c) License Fee, Net

In December 2003, as a result of the first commercial sale of Cialis in the United States, the Company received a $15.0 million capital contribution from Lilly and made a subsequent license fee payment to ICOS in the same amount. The license fee paid by the Company was recorded as an intangible asset, and is being amortized over 12 years on a straight-line basis. Amortization expense totaling $1.2 million in 2005 and 2004 and $0.1 million in 2003 is included in cost of sales and is allocated 100% to Lilly.

(d) Revenue Recognition

Product sales consist exclusively of sales of Cialis. The Company recognizes revenue upon shipment and transfer of title and risk of loss to the customer. Applicable allowances and discounts are recorded as a reduction

LILLY ICOS LLC

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, unless otherwise noted)

of product sales when revenue is recognized. Accruals for coupons, which are redeemed through pharmacies, are recorded as a reduction of revenue when the coupons are distributed, based on expected redemptions.

The Company receives a royalty, equal to 20% of net sales of Cialis by Lilly or any of its affiliates or sublicensees in the Lilly territories. Net sales of Cialis subject to the royalty were $169.9 million, $130.6 million and $73.5 million, in 2005, 2004 and 2003, respectively. Royalty revenue is recognized in the same period in which Lilly reports the corresponding sale.

(e) Research and Development Costs

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

(h) Foreign Currency Transactions

The Company operates in the U.S., Europe, Canada and Mexico. Product sales and operating expenses are denominated in the currencies of the countries in which they are sold or incurred. Foreign currency transaction gains and losses (which have not been significant) are included in the Company’s statement of operations to the extent the foreign exchange rates on the transaction dates differ from the rates when associated assets or liabilities are settled.

(i) Derivatives and Hedging Activity

The Company may utilize forward foreign exchange contracts to reduce its exposure to foreign currency risk on a portion of expected product sales outside of the United States. At the inception of the contract, the Company assesses the expected effectiveness of the instrument and determines if the contract meets the criteria for designation as a cash flow hedge. To the extent a foreign exchange contract is designated and effective as a cash flow hedge, (i) changes in the value of the contract are recognized as accumulated other comprehensive income (loss) in the Company’s balance sheet, and (ii) realized gains or losses are reflected, as revenue, in the statement of operations during the period in which the hedged product sales occur. To the extent that the hedge is determined to be ineffective, the corresponding changes in the value of the foreign exchange contracts are recognized as other income (expense) in the period in which the change occurred. During 2005, the Company recognized, as revenue, $2.5 million in realized gains from foreign currency hedges of product sales. The Company was not party to any foreign currency exchange contracts at December 31, 2005, and did not enter into any such contracts during the years ended December 31, 2004 and 2003.

LILLY ICOS LLC

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, unless otherwise noted)

(j) Concentrations of Risk

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

(k) Reclassification

Certain amounts reported in the prior years have been reclassified to conform to the 2005 presentation.

(3) Payables to Members

	December 31,
	2005	2004
Payable to ICOS Corporation	$14,581	$14,742
Payable to Eli Lilly and Company	—	46,274

	$14,581	$61,016

(4) Royalty Obligation

The Company is obligated to pay a third party a 5% royalty based on the net sales of its PDE5 inhibitor products in the Lilly ICOS territories. Lilly is obligated to pay the royalty based on sales in the Lilly territories. The Company’s royalty expenses are included in cost of sales.

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

(6) Marketing and Sales Service Agreement

Pursuant to a Marketing and Sales Service Agreement (Marketing Agreement) with Lilly and ICOS to jointly promote the Company’s products, the Company reimburses Lilly and ICOS for marketing and sales expenses. The Company, Lilly or ICOS may also contract with other parties to provide marketing and sales services.

LILLY ICOS LLC

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, unless otherwise noted)

(7) Prepaid Expenses

	December 31,
	2005	2004
Marketing and advertising	$1,525	$1,332
Insurance	2,768	2,450
Other	1,341	988

	$5,634	$4,770

(8) Property and Equipment, Net

	December 31,
	2005	2004
Trade show booth	$1,045	$1,045
Software	1,676	1,676

Total cost	2,721	2,721
Accumulated depreciation and amortization	(1,959)	(1,255)

	$762	$1,466

(9) Segment Information

The Company operates in one segment, the development and commercialization of pharmaceutical products for human therapeutic use. The Company currently derives its product revenues from sales of Cialis in Europe and North America, principally to distributors and wholesalers of pharmaceutical products. The Company also generates royalty revenue, from Lilly, on sales of Cialis in the Lilly territories.

Product sales are reported in the geographic area in which they originate as follows:

	Year Ended December 31,
	2005	2004	2003
Product sales, net:
United States	$272,915	$206,584	$27,923
Germany	48,779	37,822	25,580
France	39,696	30,340	15,501
UK	38,615	28,026	13,950
Italy	38,513	31,005	16,567
Other countries	138,216	87,965	30,307

	$576,734	$421,742	$129,828

Three wholesalers accounted for approximately 78%, 95% and 89% of net U.S. sales in 2005, 2004 and 2003, respectively. The Company believes that if these wholesalers ceased distributing Cialis, other wholesalers already distributing Cialis would absorb the incremental sales volume with minimal interruption to the Company’s business.

All long-lived assets are located in the United States.

LILLY ICOS LLC

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, unless otherwise noted)

(10) Legal Proceedings

In October 2002, Pfizer Inc., Pfizer Limited, and Pfizer Ireland Pharmaceuticals filed a patent infringement lawsuit against ICOS, Lilly ICOS and Lilly in the United States District Court for the District of Delaware. Pfizer contends that the use, offering for sale, selling, manufacture or importing of Cialis, into the United States, for the treatment of erectile dysfunction by any of the defendants infringes claim 24 of Pfizer’s U.S. Patent No. 6,469,012 (or the Pfizer Patent), and seeks a declaratory judgment to that effect. Pfizer also seeks a permanent injunction, attorneys’ fees, costs and expenses. In January 2003, we and the other defendants filed an answer denying the central allegations of plaintiffs’ complaint and setting forth various affirmative defenses.

The U.S. Patent and Trademark Office (PTO) subsequently ordered the reexamination of the Pfizer Patent. Under the reexamination process, the PTO is required to reconsider the validity of the patent if substantial new questions of patentability are raised by any party including the PTO itself. The District Court stayed, or suspended, the patent infringement lawsuit, pending the outcome of the reexamination. Subsequently, Lilly ICOS and other parties filed several reexamination requests regarding the Pfizer Patent, which were merged with the PTO’s ordered reexamination. The first office action issued by the PTO rejected claim 24 of the Pfizer Patent. The Examiner rejected claim 24 on the basis that certain prior art rendered the claimed invention not new and therefore unpatentable under 35 U.S.C. §102(b), and obvious under the judicially created doctrine of obviousness-type double patenting. The Examiner did not accept any of the other arguments made in the then-pending petitions for reexamination. We later filed a new request for reexamination of claim 24, which was granted by the PTO. Lilly also filed a separate new request for reexamination of claim 24; however, this request was denied. On September 15, 2005, the PTO issued a second office action that rejected Pfizer’s arguments made in response to the first office action, reaffirmed the initial rejection of claim 24, and entered new grounds for rejecting claim 24. The September 15, 2005 office action also maintained the obviousness-type double patenting rejection of the other claims. On November 15, 2005, Pfizer filed its response to the September 15, 2005 office action. According to PTO procedure, the PTO should issue a further action, which may finalize the rejections of claim 24, withdraw the rejections of that claim, or allow an amended claim to be entered. Pfizer can challenge the result of a final office action within the PTO and subsequently in court.

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

On July 20, 2005, a lawsuit was filed against ICOS by Vanderbilt University in the United States District Court for the District of Delaware. Vanderbilt filed the lawsuit asserting that three of its researchers contributed to the conception of the inventions reflected in U.S. Patent Nos. 5,859,006 and 6,140,329. U.S. Patent No. 5,859,006 is ICOS’ patent claiming tadalafil and certain related compounds; U.S. Patent No. 6,140,329 is

LILLY ICOS LLC

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, unless otherwise noted)

ICOS’ patent claiming the use of tadalafil and certain related compounds to treat erectile dysfunction. Tadalafil is the active ingredient in Cialis, which is marketed in North America by Lilly ICOS, which has an exclusive license to U.S. Patent Nos. 5,859,006 and 6,140,329. The Vanderbilt lawsuit requests that the Court direct the U.S. Commissioner of Patents and Trademarks to add the three individual researchers as co-inventors on these patents. ICOS timely filed a response to the complaint on September 9, 2005, denying the central allegations of Vanderbilt’s complaint and setting forth various affirmative defenses. While the Company is diligently evaluating Vanderbilt’s claims and seeking additional information, it currently believes that Vanderbilt’s claims lack merit and intends to defend the lawsuit vigorously. Because the suit is in its early stages, it is premature to assess what, if any, impact the lawsuit might have on our business, financial position, results of operations and cash flows.

INDEX TO EXHIBITS

Note
3.1	Restated Articles of Incorporation of ICOS Corporation	A
3.2	Amended and Restated Bylaws of ICOS Corporation	A
4.1	Indenture, dated as of June 20, 2003, between ICOS Corporation and Wells Fargo Bank, National Association, as Trustee, for 2% Convertible Subordinated Notes due July 1, 2023	M
4.2	Supplemental Indenture, dated as of September 26, 2005, among ICOS Corporation, ICOS Washington Corporation and Wells Fargo Bank, National Association, as Trustee, for 2% Convertible Subordinated Notes, due July 1, 2023	A
10.1	ICOS Corporation 1989 Stock Option Plan (Amended and Restated as of January 8, 1997)	D
10.2	ICOS Corporation 1991 Stock Option Plan for Non-employee Directors (Amended and Restated as of January 8, 1997)	D
10.3	ICOS Corporation 1999 Long-Term Incentive Plan (Amended and Restated as of January 27, 2005)	N
10.4	Amended and Restated Equity Award Program for Non-employee Directors under the ICOS Corporation 1999 Long-Term Incentive Plan	P
10.5	ICOS Corporation Change in Control Severance Plan	O
10.6	ICOS Corporation 2005 Management Incentive Plan	N
10.7	Employment Agreement dated as of September 16, 1993, between Gary Wilcox and ICOS Corporation	C
10.8	Employment Agreement between Paul N. Clark and ICOS Corporation dated June 11, 1999	I
10.9	Rights Agreement dated as of August 9, 2002, between ICOS Corporation and Mellon Investor Services, LLC, as Rights Agent	K
10.10	Amendment No. 1, dated September 26, 2005, to Rights Agreement among ICOS Corporation, ICOS Washington Corporation and Mellon Investor Services LLC, as Rights Agent	A
10.11	Industrial Real Estate Lease dated February 6, 1992, between WRC Properties, Inc. and ICOS Corporation	B
10.12	First Amendment dated August 21, 1992, to Industrial Real Estate Lease Agreement between WRC Properties, Inc. and ICOS Corporation	L
10.13	Industrial Real Estate Lease Renewal and Amendment Agreement dated August 5, 1997, between WRC Properties, Inc. and ICOS Corporation	F
10.14	Third Amendment dated April 15, 2002, to Industrial Real Estate Lease Agreement dated February 6, 1992, between Teachers Insurance & Annuity Association of America, Inc., as successors to WRC Properties, Inc., and ICOS Corporation	L
10.15	Industrial Real Estate Lease Agreement dated January 7, 1999, between CarrAmerica Realty Corporation and ICOS Corporation	H
10.16	First Amendment dated April 11, 2001, to Industrial Real Estate Lease Agreement dated January 7, 1999, between CarrAmerica Realty Corporation and ICOS Corporation	J
10.17	Limited Liability Company Agreement of Lilly ICOS LLC (LLC Agreement) dated September 30, 1998, between ICOS Corporation and Eli Lilly and Company, including Exhibit E thereto	G	*
10.18	Lilly License Agreement, dated September 30, 1998, between Lilly ICOS LLC and Eli Lilly and Company (Exhibit A to the LLC Agreement)	G	*
10.19	PDE5 License Agreement, dated September 30, 1998, between ICOS Corporation and Lilly ICOS LLC (Exhibit B to the LLC Agreement)	G	*
10.20	Research and Development Agreement, dated September 30, 1998, among ICOS Corporation, Lilly ICOS LLC and Eli Lilly and Company (Exhibit C to the LLC Agreement)	G	*
10.21	Amended and Restated Marketing and Sales Service Agreement by and among Lilly ICOS LLC, Eli Lilly and Company and ICOS Corporation, executed on December 17, 2004 and dated January 1, 2003	E	*
23.1	Consent of KPMG LLP (ICOS Corporation)	Q
23.2	Consent of KPMG LLP (Lilly ICOS LLC)	Q

Note
31.1	Section 302 Certification of Paul N. Clark	Q
31.2	Section 302 Certification of Michael A. Stein	Q
32.1	Certification of Paul N. Clark Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Q
32.2	Certification of Michael A. Stein Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Q

Legend to Exhibit Index:

Note
A	Filed as an exhibit to the Company’s Form 8-K Current Report on September 27, 2005 (File No. 000-19171) and incorporated herein by reference.
B	Filed as an exhibit to the Company’s Form 10-K Annual Report on March 29, 1993 (File No. 000-19171) and incorporated herein by reference.
C	Filed as an exhibit to the Company’s Form 10-Q Quarterly Report on November 2, 1993 (File No. 000-19171) and incorporated herein by reference.
D	Filed as an exhibit to the Company’s Form 10-K Annual Report on March 31, 1997 (File No. 000-19171) and incorporated herein by reference.
E	Filed as an exhibit to the Company’s Form 8-K Current Report on December 17, 2004 (File No. 000-19171) and incorporated herein by reference.
F	Filed as an exhibit to the Company’s Form 10-Q Quarterly Report on November 17, 1997 (File No. 000-19171) and incorporated herein by reference.
G	Filed as an exhibit to the Company’s Form 10-Q Quarterly Report on November 13, 1998 (File No. 000-19171) and incorporated herein by reference.
H	Filed as an exhibit to the Company’s Form 10-K Annual Report on March 31, 1999 (File No. 000-19171) and incorporated herein by reference.
I	Filed as an exhibit to the Company’s Form 10-Q Quarterly Report on August 13, 1999 (File No. 000-19171) and incorporated herein by reference.
J	Filed as an exhibit to the Company’s Form 10-K Annual Report on March 29, 2002 (File No. 000-19171) and incorporated herein by reference.
K	Filed as an exhibit to the Company’s Registration Statement on Form 8-A filed on August 9, 2002 (File No. 000-19171) and incorporated herein by reference.
L	Filed as an exhibit to the Company’s Form 10-K Annual Report on March 13, 2003 (File No. 000-19171) and incorporated herein by reference.
M	Filed as an exhibit to the Company’s Form 10-Q Quarterly Report on August 5, 2003 (File No. 000-19171) and incorporated herein by reference.
N	Filed as an exhibit to the Company’s Form 8-K Current Report on May 6, 2005 (File No. 000-19171) and incorporated herein by reference.
O	Filed as an exhibit to the Company’s Form 8-K Current Report on July 25, 2005 (File No. 000-19171) and incorporated herein by reference.
P	Filed as an exhibit to the Company’s Form 8-K Current Report on December 15, 2005 (File No. 000-19171) and incorporated herein by reference.
Q	Filed with this document.
*	Confidential treatment has been granted with respect to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bothell, State of Washington, on the 7th day of March, 2006.

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

Signature	Title	Date

/s/ PAUL N. CLARK Paul N. Clark	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 7, 2006

/s/ MICHAEL A. STEIN Michael A. Stein	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2006

/s/ GARY L. WILCOX Gary L. Wilcox	Director and Executive Vice President, Operations	March 7, 2006

/s/ TERESA BECK Teresa Beck	Director	March 7, 2006

/s/ VAUGHN D. BRYSON Vaughn D. Bryson	Director	March 7, 2006

/s/ JAMES L. FERGUSON James L. Ferguson	Director	March 7, 2006

/s/ ROBERT J. HERBOLD Robert J. Herbold	Director	March 7, 2006

/s/ DAVID V. MILLIGAN David V. Milligan	Director	March 7, 2006

/s/ ROBERT W. PANGIA Robert W. Pangia	Director	March 7, 2006

Jack W. Schuler	Director