Form 10-Q
period 2006-03-31
ICOS CORP
filed 2006-05-04
CIK 874294

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2006

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

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at March 31, 2006
Common Stock, $0.01 par value	65,289,390

ICOS CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

PART 1.	Financial Information

ITEM 1.	Financial Statements

ICOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2006*	2005*
Revenue:
Lilly ICOS collaboration
Marketing and sales	$8,728	$6,349
Research and development	6,248	4,011

	14,976	10,360
Contract manufacturing	3,751	2,474
Co-promotion services	—	950

Total revenue	18,727	13,784

Equity in income (losses) of Lilly ICOS	32,636	(20,679)

Operating expenses:
Research and development	25,819	22,213
Marketing and selling	13,556	10,434
Cost of contract manufacturing	3,790	1,851
General and administrative	8,567	5,005

Total operating expenses	51,732	39,503

Operating loss	(369)	(46,398)

Other income (expense):
Interest expense	(1,704)	(1,704)
Interest and other income	1,420	1,718

Net loss	$(653)	$(46,384)

Net loss per common share–basic and diluted	$(0.01)	$(0.73)

Weighted-average common shares outstanding–basic and diluted	64,320	63,799

*	Net loss for the three months ended March 31, 2006, includes $7.8 million in stock-based compensation expense recognized in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (FAS 123R), which we adopted on January 1, 2006. We did not recognize any stock-based compensation during the three months ended March 31, 2005. Had we recognized stock-based compensation expense for the three months ended March 31, 2005, as now required by FAS 123R, our proforma net loss would have been $54.1 million, reflecting $7.7 million in proforma stock-based compensation expense for that period. See Notes 1 and 5 to our condensed consolidated financial statements for additional information.

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$31,497	$10,023
Investment securities, at market value	88,272	113,686
Interest receivable	921	1,241
Receivable from Lilly ICOS	15,515	14,300
Other	5,342	5,274

Total current assets	141,547	144,524
Investment securities, at market value	49,834	37,832
Investment in Lilly ICOS	33,394	35,497
Property and equipment, net	18,111	17,995
Deferred financing costs and other	5,610	5,919

	$248,496	$241,767

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Payables and accruals	$18,973	$19,466
Accrued interest	1,393	2,787
Deferred revenue	394	134

Total current liabilities	20,760	22,387

Convertible subordinated debt	278,650	278,650

Stockholders’ deficit:
Common stock	653	650
Additional paid-in capital	812,384	819,339
Unearned equity compensation	—	(15,919)
Accumulated other comprehensive loss	(735)	(777)
Accumulated deficit	(863,216)	(862,563)

Total stockholders’ deficit	(50,914)	(59,270)

	$248,496	$241,767

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(653)	$(46,384)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in (income) losses of Lilly ICOS	(32,636)	20,679
Distributions from Lilly ICOS	34,739	—
Stock–based compensation	7,811	—
Depreciation and amortization	1,690	1,494
Amortization of deferred financing costs and net investment premiums	415	926
Changes in operating assets and liabilities:
Receivables and other assets	(1,030)	4,163
Payables and accruals	(1,606)	(1,855)

Net cash provided by (used in) operating activities	8,730	(20,977)

Cash flows from investing activities:
Purchases of investment securities	(41,180)	(65,835)
Maturities of investment securities	38,931	33,036
Sales of investment securities	15,600	71,517
Acquisitions of property and equipment	(1,806)	(1,410)
Investments in Lilly ICOS	—	(14,255)

Net cash provided by investing activities	11,545	23,053

Cash flows from financing activities:
Proceeds from stock options	1,199	2,229

Net cash provided by financing activities	1,199	2,229

Net increase in cash and cash equivalents	21,474	4,305
Cash and cash equivalents, beginning of period	10,023	12,778

Cash and cash equivalents, end of period	$31,497	$17,083

Supplemental disclosure of cash flow information:
Interest payments on convertible subordinated debt	$2,787	$2,787

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(unaudited)

1.	Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements present the results of operations, financial position and cash flows of ICOS Corporation and subsidiaries (collectively, ICOS), all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated in consolidation.

ICOS and Eli Lilly and Company (Lilly) each own 50% of Lilly ICOS LLC (Lilly ICOS) and have joint authority to make decisions on its behalf. Accordingly, we account for our investment using the equity method, whereby our investment is recorded at cost adjusted for (i) our share of Lilly ICOS’ total comprehensive income or loss, and (ii) distributions from Lilly ICOS. Our share of Lilly ICOS’ net income or net loss is reported in our condensed consolidated statements of operations as equity in income (losses) of Lilly ICOS, and our share of Lilly ICOS’ unrealized gains and losses, if any, are reported as a component of accumulated other comprehensive loss.

The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.

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

In our opinion, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary to present fairly our financial position as of March 31, 2006 and December 31, 2005, and our results of operations and cash flows for the three months ended March 31, 2006 and 2005. Interim results are not necessarily indicative of results for a full year.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for our stock-based compensation according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25), and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123). Accordingly, we did not recognize compensation expense for stock options granted to employees and directors with exercise prices equal to or in excess of the fair value of the underlying shares at the date of grant.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (FAS 123R), which replaced FAS 123. Under FAS 123R, we are required to recognize compensation expense for all employee and director stock-based compensation awards, including stock options, restricted shares and restricted stock units, based on estimated grant-date fair values. Because we adopted FAS 123R using the modified prospective transition method, prior period results were not restated.

Our condensed consolidated statement of operations for the three months ended March 31, 2006, includes compensation expense related to (i) stock-based awards granted prior to, but not fully vested as of, January 1, 2006, based on grant-date fair value estimated in accordance with the proforma provisions of FAS 123, and (ii) stock-based awards granted in 2006, based on grant-date fair value estimated in accordance with FAS 123R.

We recognize stock-based compensation expense on a straight-line basis over the applicable vesting period. FAS 123R requires us to estimate future forfeitures, at the time of grant, and recognize compensation expense for only those awards that are expected to vest. We estimate future forfeitures for stock-based awards based on ICOS’ historical experience. We must reevaluate our estimate of forfeitures in subsequent periods and, if applicable, recognize a cumulative effect adjustment, in the period of the change, if the revised estimate of forfeitures differs significantly from the previous estimate. For periods ending prior to January 1, 2006, our proforma disclosures included the impact of forfeitures in the period in which the forfeitures occurred.

In accordance with the provisions of FAS 123R, on January 1, 2006, we reclassified $15.9 million of unearned compensation to additional paid-in capital in our condensed consolidated balance sheet.

Reclassifications

Certain amounts reported in the prior year have been reclassified to conform to the 2006 presentation.

2.	Lilly ICOS Operating Results

Lilly ICOS is marketing Cialis® (tadalafil), for the treatment of erectile dysfunction, in North America and Europe. Cialis is also available outside of North America and Europe, where Lilly has exclusive marketing rights and pays royalties to Lilly ICOS equal to 20% of net sales in those territories.

The following table summarizes the operating results of Lilly ICOS for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Revenue:
Product sales, net	$167,274	$111,194
Royalties	11,088	7,790

Total revenue	178,362	118,984

Expenses:
Cost of sales*	13,382	9,752
Selling, general and administrative	86,517	137,027
Research and development	13,502	13,874

Total expenses	113,401	160,653

Net income (loss)	$64,961	$(41,669)

ICOS Corporation’s share of net income (loss)	$32,636	$(20,679)

*	Includes $103 per month of license fee amortization applicable only to Lilly’s interest in Lilly ICOS.

3.	Comprehensive Loss

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Net loss	$(653)	$(46,384)
Net unrealized gain (loss) on investment securities	42	(395)
Equity in Lilly ICOS’ unrealized loss on foreign currency hedge	—	(177)

Comprehensive loss	$(611)	$(46,956)

4.	Net Income (Loss) per Common Share

Net income (loss) per common share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated based on the weighted-average number of common shares and other dilutive securities. Dilutive potential common shares resulting from the assumed exercise of outstanding stock options and vesting of restricted shares and restricted stock units are determined using the treasury stock method. Dilutive potential common shares resulting from the assumed conversion of convertible subordinated debt are determined using the if-converted method.

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per share data)
Numerator:
Net loss	$(653)	$(46,384)
Denominator:
Weighted-average common shares – basic and diluted	64,320	63,799
Net loss per common share – basic and diluted	$(0.01)	$(0.73)

Antidilutive securities excluded from the computation of diluted net loss per common share were as follows:

	Three Months Ended December 31,
	2006	2005
	(In thousands)
Restricted shares	906	—
Shares issuable upon:
Exercise of stock options	11,404	11,616
Conversion of subordinated debt	4,531	4,531
Vesting of restricted stock units	218	—

5.	Stock-Based Compensation

The ICOS Corporation 1999 Long-Term Incentive Plan (Restated Plan) permits, at the discretion of our Board of Directors or a committee thereof (Board), the award of stock, stock units, stock appreciation rights and/or stock options to our employees, directors and consultants. Each restricted share constitutes one share of ICOS’ common stock. Each restricted stock unit constitutes the right to one share of ICOS common stock. Holders of restricted shares have the same voting, dividend and other rights as ICOS’ common stockholders. Nonvested restricted shares are considered issued and outstanding as of the date of grant; however, such shares cannot be transferred prior to vesting. Holders of restricted stock units, do not have voting rights as ICOS’ common stockholders, however, holders do have the right to receive dividends in an amount equivalent to those paid to other stockholders. Shares underlying restricted stock units are not issued until vested and delivered.

A total of 15.4 million shares of common stock have been made available for grant under the Restated Plan and its predecessors since adoption. At March 31, 2006, approximately 1.9 million shares were reserved and remain available for grant thereunder.

Required Change in Accounting for Stock-Based Compensation

As a result of adopting FAS 123R, our operating expenses and net loss for the three months ended March 31, 2006, included $7.8 million in stock-based compensation expense. In the three months ended March 31, 2005, our stock-based compensation was only in the form of stock options and, pursuant to FAS 123, no expense was recognized.

The following table illustrates the effect on net loss and net loss per share had we applied the provisions of FAS 123R to stock-based compensation awards in the periods presented:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Net loss:
As reported	$(653)	$(46,384)
Add: Stock–based employee compensation expense included in reported net loss	7,811	—
Deduct: Stock–based employee compensation expense determined under fair value based method for all awards	(7,811)	(7,690)

Net loss (2006 as reported; 2005 proforma)	$(653)	$(54,074)

Net loss per share—basic and diluted:
As reported	$(0.01)	$(0.73)

Proforma		$(0.85)

Had we applied APB 25 in the three months ended March 31, 2006, stock-based compensation expense would have been $1.3 million, and net income would have been $5.8 million ($0.09 per basic and diluted share).

The following table shows the allocation of 2006 actual and 2005 proforma stock-based compensation expense:

	Three Months Ended March 31,
	2006	2005 Proforma
	(In thousands)
Research and development	$3,178	$3,338
Marketing and selling	1,064	1,154
Cost of contract manufacturing	282	291
General and administrative	3,287	2,907

Total stock-based compensation expense	$7,811	$7,690

The following table shows 2006 actual and 2005 proforma stock-based compensation expense by type of award:
	Three Months Ended March 31,
	2006	2005 Proforma
	(In thousands)
Stock options	$6,487	$7,690
Restricted shares	1,121	—
Restricted stock units	203	—

	$7,811	$7,690

Stock Options

A summary of stock options as of and for the three months ended March 31, 2006 is presented below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2005	10,941	$33.45	5.8	$25,314
Granted	779	24.92
Forfeited or expired	(151)	29.85
Exercised	(165)	8.47

Outstanding at March 31, 2006	11,404	$33.28	5.8	$9,603

Exercisable at March 31, 2006	8,664	$34.79	5.0	$9,562

Aggregate intrinsic value in the above table represents the aggregate amount, for all option holders, by which the March 31, 2006 closing share price exceeds the exercise price of the stock options. This value will fluctuate in the future based on the fair market value of ICOS’ common stock. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2006 was $2.9 million. The grant-date fair value of options exercised in the three months ended March 31, 2006, calculated using the Black-Scholes-Merton option pricing model, was $0.8 million. The grant-date fair value of options vested during the three month period ended March 31, 2006, was $5.8 million. As of March 31, 2006, there was $36.0 million of unrecognized compensation related to unvested stock options which is expected to be recognized over a weighted-average period of 1.6 years.

The estimated per share weighted-average grant-date fair values of stock options granted during the three months ended March 31, 2006 and 2005, were $11.07 and $12.16, respectively. Amounts were determined using the Black-Scholes-Merton option pricing model based on the following assumptions:

	Three Months Ended March 31,
	2006	2005
Expected dividend yield	0.0%	0.0%
Expected volatility	37.0%	43.0%
Risk-free interest rate	4.4%	4.0%
Expected life in years	6.3	6.3

The assumptions used in calculating the value of stock-options, which involve inherent uncertainties and the application of management judgment, were based on the following:

•	Expected dividend yield — reflects ICOS’ present intention to retain earnings, if any, for use in the operation and expansion of our business;

•	Expected volatility — determined considering historical volatility of our common stock over the preceding six years, implied volatility of near-the-money traded stock options with remaining contractual maturities of approximately two years and significant changes in our business that have resulted in lower volatility, both implied and during the past two years;

•	Risk-free interest rate — based on the yield available on U.S. Treasury zero coupon issues with a remaining term approximating the expected life of the stock option awards; and,

•	Expected life — calculated using the “simplified method” in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.

Restricted Shares

A summary of nonvested restricted shares as of and for the three month period ended March 31, 2006, is presented below:

	Number of Shares	Weighted Average Grant- Date Fair Value Per Share
	(In thousands)
Outstanding at December 31, 2005	818	$22.03
Granted	106	24.89
Forfeited	(18)	23.62
Vested	—	—

Outstanding at March 31, 2006	906	$22.34

The grant-date fair value of restricted share awards is the closing market price of our common stock on that day. Restricted share awards granted in 2006 vest annually, on the anniversary date, over a 4 year period. As of March 31, 2006, there was $16.6 million of unrecognized compensation related to nonvested restricted shares which is expected to be recognized over a weighted-average period of 3.3 years.

Restricted Stock Units

A summary of restricted stock units outstanding as of and for the three months ended March 31, 2006, is presented below:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
	(In thousands)
Outstanding at December 31, 2005	—	$—
Granted	232	24.89
Forfeited	(14)	24.89
Vested	—	—

Outstanding at March 31, 2006	218	$24.89

The grant-date fair value of restricted stock unit awards is the closing market price of our common stock on that day. Restricted stock unit awards granted in 2006 vest annually, on the anniversary date, over a 4 year period. As of March 31, 2006, there was $4.4 million of unrecognized compensation related to nonvested restricted stock units which is expected to be recognized over a weighted average period of 3.8 years.

6.	Legal Proceedings

In October 2002, Pfizer Inc., Pfizer Limited, and Pfizer Ireland Pharmaceuticals filed a patent infringement suit against ICOS, Lilly ICOS and Lilly in the United States District Court for the District of Delaware. Pfizer contends that the use, offering for sale, selling, manufacture, or importing of Cialis, into the United States, for the treatment of erectile dysfunction by any of the defendants infringes claim 24 of Pfizer’s U.S. Patent No. 6,469,012 (or the Pfizer Patent), and seeks a declaratory judgment to that effect. Pfizer also seeks a permanent injunction, attorneys’ fees, costs, and expenses. In January 2003, we filed an answer denying the central allegations of plaintiffs’ complaint and setting forth various affirmative defenses.

The U.S. Patent and Trademark Office (PTO) subsequently ordered the reexamination of the Pfizer Patent claims. In reexamination, the PTO is required to reconsider the patentability of claims if substantial new questions of patentability are raised by any party including the PTO itself. The District Court stayed, or suspended, the patent infringement suit, pending the outcome of the reexamination. Subsequently, Lilly ICOS and others filed several reexamination requests regarding the Pfizer Patent, most of which were accepted and merged with the PTO’s ordered reexamination.

In reexamination, the PTO Examiner issued several office actions rejecting Pfizer claim 24. In particular, the Examiner rejected claim 24 on the basis that certain prior art rendered the claimed invention not new, and therefore unpatentable under 35 U.S.C. §102(b), and obvious, under the judicially created doctrine of obviousness-type double patenting. The Examiner also rejected other claims of Pfizer’s Patent. On March 27, 2006, the PTO mailed a final office action maintaining its rejection of claim 24 (the basis of Pfizer’s patent infringement suit against us), but confirming the patentability of Pfizer’s other claims. Pfizer may challenge this final office action within the PTO by written response to the Examiner, or by appealing it to the Board of Patent Appeals and Interferences. Pfizer also may appeal the Board’s decision to the U.S. Court of Appeals for the Federal Circuit.

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

On July 20, 2005, a lawsuit was filed against ICOS by Vanderbilt University in the United States District Court for the District of Delaware. Vanderbilt filed the lawsuit asserting that three of its researchers contributed to the conception of the inventions reflected in U.S. Patent Nos. 5,859,006 and 6,140,329. U.S. Patent No. 5,859,006 is ICOS’ patent claiming tadalafil and certain related compounds; U.S. Patent No. 6,140,329 is ICOS’ patent claiming the use of tadalafil and certain related compounds to treat erectile dysfunction. Tadalafil is the active ingredient in Cialis, which is marketed in North America by Lilly ICOS, which has an exclusive license to U.S. Patent Nos. 5,859,006 and 6,140,329. The Vanderbilt lawsuit requests that the Court direct the U.S. Commissioner of Patents and Trademarks to add the three individual researchers as co-inventors on these patents. ICOS timely filed a response to the complaint in September 2005, denying the central allegations of Vanderbilt’s complaint and setting forth various affirmative defenses. While the Company is diligently evaluating Vanderbilt’s claims and seeking additional information, it currently believes that Vanderbilt’s claims lack merit and intends to defend the lawsuit vigorously. Because the suit is in its early stages, it is premature to assess what, if any, impact the lawsuit might have on our business, financial position, results of operations and cash flows.

ITEM 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Our Management’s Discussion and Analysis of Results of Operations and Financial Condition should be read in conjunction with (i) our consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and in our annual report on From 10-K for the year ended December 31, 2005, and (ii) with the information under the heading “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our annual report on Form 10-K for the year ended December 31, 2005.

Important Factors Regarding Forward-Looking Statements

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “should” or “will” or the negative of such terms or other comparable terminology. Forward-looking statements are only predictions that provide our current expectations or forecasts of future events. In particular, forward-looking statements include:

•	information concerning possible or assumed future results of operations, trends in financial results and business plans;

•	statements about financial guidance;

•	statements about our product development schedule and the potential success of our research and development efforts;

•	statements about our expectations regarding regulatory approvals for any of our product candidates;

•	statements about our potential or prospects for future product sales;

•	statements about the level of our costs and operating expenses, and about the expected composition of our revenues and operating expenses;

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments, distributions of expected profits from Lilly ICOS and financing proceeds to meet future capital and operating requirements;

•	statements about the outcome of contingencies, such as legal proceedings;

•	other statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical fact.

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

Except as required under federal securities laws and regulations, we do not have any intention or obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q, current reports on Form 8-K and annual reports on Form 10-K. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business and industry under the caption “Risk Factors” in Part II, Item 1A. of this report. These risk factors could cause our actual results to differ materially from expected or historical results.

Overview

The following management discussion and analysis is intended to provide information which will enhance a reader’s understanding of our business, results of operations, financial condition and related matters. It is organized as follows:

•	In the section entitled “ICOS Corporation Background,” we briefly describe our primary sources of revenue and cash, the importance of collaborations to our business, the business environment in which we operate, our approved product (Cialis) and our research and development programs.

•	In “Results of Operations,” we identify each of our most critical accounting policies and estimates, including our accounting for stock-based compensation, as well as the primary factors that are likely to contribute to significant variability of our results of operations from period to period. We then provide detailed narrative regarding significant changes in our and Lilly ICOS’ results of operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

•	Finally, under the section entitled “Liquidity and Capital Resources,” we discuss our March 31, 2006 liquidity, our cash flows for the three months ended March 31, 2006, compared to those for the three months ended March 31, 2005, and factors that may influence our future cash requirements.

ICOS Corporation Background

ICOS Corporation is a biotechnology company that is dedicated to bringing innovative therapeutic products to patients. Through Lilly ICOS, we are marketing Cialis (tadalafil) for the treatment of erectile dysfunction. Directly or through Lilly ICOS, we are also working to develop and commercialize treatments for serious unmet medical needs such as benign prostatic hyperplasia (BPH), hypertension, pulmonary arterial hypertension (PAH), cancer and inflammatory diseases.

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

The markets in which we compete are well established and intensely competitive. Cialis and our product candidates, if approved and commercialized, compete or are likely to compete against existing therapeutic products or treatments. In addition, a number of pharmaceutical and biotechnology companies are currently developing products targeting the same diseases and medical conditions that we target. Key factors affecting our markets include: the timing and scope of regulatory approvals; safety and efficacy of therapeutic products; cost and availability of these products; availability of alternative treatments; changes in medical insurance programs that affect the reimbursement for particular prescription drugs; and, protection of patent and proprietary rights. Although, we believe that we are positioned to compete adequately with respect to these factors in the future, our future success is currently difficult to predict. Cialis has only been available in Europe since February 2003 and in North America since November 2003. Our product candidates are in various stages of research and development and, accordingly, subject to substantial research, development, regulatory approval and commercialization risks. Since timing of market entry can be an important factor in determining a new product’s eventual success and profitability, the speed with which we can develop products and receive regulatory approval will likely be important to our commercial success.

Cialis

Our first commercial product, Cialis, is being prescribed around the world as an on-demand treatment for patients with erectile dysfunction. Cialis is manufactured and marketed by Lilly ICOS in North America and Europe. Lilly has exclusive rights to market Cialis in all other parts of the world, and pays royalties to Lilly ICOS, equal to 20% of net sales in those territories.

Overall growth in market demand for erectile dysfunction drugs, and Lilly ICOS’ ability to capture and retain increased market share, will significantly affect revenues and expected profitability from Cialis and, in turn, our results of operations and cash flows. Worldwide sales of Cialis increased 48.3% in the 2006 first quarter, to $222.7 million, compared to $150.1 million in the first quarter of 2005, when it is estimated that U.S. wholesalers reduced inventory levels by approximately $27.0 million. For the month of March 20061, Cialis U.S. market share was 25.8%, compared to 21.8% in the same month of the prior year. In Europe, Canada and Mexico combined, Cialis held a 34.0% aggregate market share for February 2006, an increase of 4.7 percentage points of share since February 2005.2

Clinical Programs

Tadalafil

Lilly ICOS is currently evaluating tadalafil for potential use in indications other than erectile dysfunction, including the following:

Benign Prostatic Hyperplasia (BPH)

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

Hypertension

In September 2005, Lilly ICOS initiated a Phase 2 study to evaluate the efficacy and safety of tadalafil, compared to placebo, for the treatment of mild to moderate hypertension. This Phase 2 proof of concept study is expected to conclude in the second half of 2006.

Pulmonary Arterial Hypertension (PAH)

In August 2005, Lilly ICOS initiated a Phase 3 study to evaluate the efficacy and safety of tadalafil, compared to placebo, for the treatment of PAH. The study is being conducted in North America and Europe, and patient enrollment is ongoing.

[1]	IMS National Prescription Audit Plus™, March 2006.

[2]	IMS Health, IMS MIDAS (based on PDE5 inhibitor tablets from wholesalers to pharmacies), February 2006.

Discovery and Preclinical Research

We continue to evaluate possible new product candidates in our discovery and preclinical research programs. Our most advanced discovery and preclinical research compounds include a cell cycle checkpoint/DNA repair inhibitor, for its potential to improve the effectiveness of radiation and chemotherapy treatments, and an oral leukocyte function-associated antigen one (LFA-1) antagonist that is potentially useful in the treatment of inflammatory diseases. Psoriasis is the primary disease target for this antagonist.

Discontinued Product Candidates

In March 2005, we announced that a Phase 2 study of IC485, a PDE4 inhibitor we were evaluating for the treatment of chronic obstructive pulmonary disease, did not meet the primary endpoint of improved lung function. We have no plans for further development of IC485.

Results of Operations

Critical Accounting Policies and Estimates

Our critical accounting policies include revenue recognition, accounting for our share of the operating results of our unconsolidated affiliates (presently only Lilly ICOS), estimating expenses from contracted research and clinical study activities conducted by various third parties and our accounting for stock-based compensation awards. Except as discussed below regarding our recent adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment”, (FAS 123R), there have been no significant changes in the critical accounting policies and estimates disclosed in our annual report on Form 10-K for the year ended December 31, 2005.

Accounting for Stock-Based Compensation

Prior to January 1, 2006, we accounted for our stock-based compensation according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25), and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123). Accordingly, we did not recognize compensation expense for stock options granted to employees and directors with exercise prices equal to or in excess of the fair value of the underlying shares at the date of grant.

Effective January 1, 2006, we adopted the provisions of FAS 123R, which replaced FAS 123. Under FAS 123R we are required to recognize compensation expense for all employee and director share-based payment awards, including stock options, restricted shares and restricted stock units, based on estimated grant-date fair values. Because we adopted FAS 123R using the modified prospective transition method, prior period results were not restated.

Our condensed consolidated statement of operations for the three months ended March 31, 2006, includes compensation expense related to (i) stock-based awards granted prior to, but not fully vested as of, January 1, 2006, based on grant-date fair values estimated in accordance with the proforma provisions of FAS 123, and (ii) stock-based awards granted in 2006, based on grant-date fair values estimated in accordance with FAS 123R.

The fair value of our restricted shares and restricted stock unit awards is the closing market price of our common stock on the date of the grant, less any amounts required to be paid by the award recipients. We estimate the fair value of our stock options using the Black-Scholes-Merton option valuation model, which includes assumptions regarding the expected term of our option awards, expected future volatility in the market price of our common stock, future risk-free interest rates, and future dividends, if any, on our common stock.

We recognize stock-based compensation expense on a straight-line basis over the applicable vesting period. FAS 123R requires us to estimate future forfeitures, at the time of grant, and recognize compensation expense for only those awards that are expected to vest. We must reevaluate our estimate of forfeitures in subsequent periods, and, if applicable, recognize a cumulative effect adjustment, in the period of the change, if the revised estimate of forfeitures differs significantly from the previous estimate.

The assumptions used in calculating the fair value of stock-based compensation awards involve inherent uncertainties and the application of management judgment. If factors were to change, and we used different assumptions, depending on the level of our future stock-based awards, our stock-based compensation expense in the future could be materially different from that reported for 2006 or proforma for years before 2006. In addition, if our actual forfeiture rate varies significantly from our current estimate, the amount of stock-based compensation expense recognized in future periods will be effected.

General

Our results of operations may vary significantly from period to period. Operating results will depend on, among other factors: market demand and competition for our product, Cialis, and other products marketed by us or our affiliates; the timing, cost and success of new product launches (or launches of existing products for use in new indications) by us or our affiliates; the timing and magnitude of other operating expenses, including expenses of Lilly ICOS; the level of funding by collaboration partners; and the nature, timing and progression of research, development, marketing, sales and contract manufacturing activities. We may experience significant fluctuations in collaboration revenue, revenue from licenses of technology and contract manufacturing revenue. Collaboration revenue will vary depending upon the timing and amount of marketing and sales activities, the extent and timing of research and development collaboration activities, and our level of participation in those activities. Revenue from licenses of technology will vary as a result of (i) the nature and extent of product collaboration and other licensing transactions, (ii) the timing of milestone payments, and (iii) changes in estimated development costs and/or expected completion dates, which depend on the success of clinical studies and other research and development efforts. Contract manufacturing revenue may fluctuate depending upon our needs to manufacture our own internal product candidates, our ability to attract third parties to utilize any remaining manufacturing capacity and the particular terms and the nature of the development and manufacturing services that we provide. Collaboration activities, including both research and development programs and activities associated with commercialized products, are subject to the joint oversight of the collaborating parties.

Condensed Consolidated Statements of Operations

The following table shows our reported results of operations for the three months ended March 31, 2006 and 2005 and proforma amounts, for the three months ended March 31, 2005, as if we had applied the provisions of FAS 123R in that period.

	Three Months Ended March 31,
	2006	2005 – Proforma	2005 – As Reported
	(In thousands, except per share data)
Revenue:
Lilly ICOS collaboration	$14,976	$10,360	$10,360
Contract manufacturing	3,751	2,474	2,474
Co-promotion services	—	950	950

Total revenue	18,727	13,784	13,784

Equity in income (losses) of Lilly ICOS	32,636	(20,679)	(20,679)

Operating expenses:
Research and development	25,819	25,551	22,213
Marketing and selling	13,556	11,588	10,434
Cost of contract manufacturing	3,790	2,142	1,851
General and administrative	8,567	7,912	5,005

Total operating expenses	51,732	47,193	39,503

Operating loss	(369)	(54,088)	(46,398)

Other income (expense):
Interest expense	(1,704)	(1,704)	(1,704)
Interest and other income	1,420	1,718	1,718

Net loss	$(653)	$(54,074)	$(46,384)

Net loss per common share — basic and diluted	$(0.01)	$(0.85)	$(0.73)

Weighted-average common shares outstanding — basic and diluted	64,320	63,799	63,799

The following table shows the allocation of stock-based compensation expense included in operating expenses for the periods presented:

	Three Months Ended March 31,
	2006	2005 – Proforma	2005 – As Reported
	(In thousands, except per share data)
Research and development	$3,178	$3,338	$—
Marketing and selling	1,064	1,154	—
Cost of contract manufacturing	282	291	—
General and administrative	3,287	2,907	—

Total stock-based compensation expense	$7,811	$7,690	$—

Net Loss

We reported a net loss of $0.7 million ($0.01 per share) for the three months ended March 31, 2006, compared to a proforma net loss of $54.1 million ($0.85 per share) and a net loss of $46.4 million ($0.73 per share), both for the three months ended March 31, 2005.

Revenue

Total revenue was $18.7 million in the first quarter of 2006, compared to $13.8 million in the first quarter of 2005.

Lilly ICOS collaboration revenue totaled $15.0 million in the 2006 first quarter, compared to $10.4 million in the first quarter of 2005. The increase primarily reflects incremental research and development activities performed by ICOS personnel on behalf of Lilly ICOS and reimbursement for 100% of the costs for 40 contract (non-employee) sales representatives retained by ICOS to promote Cialis in the U.S. beginning in January 2006.

Contract manufacturing revenue was $3.7 million in the 2006 first quarter, compared to $2.5 million in the first quarter of 2005. The increase reflects greater utilization of manufacturing capacity for third-party contracts and other services provided under the associated agreements.

The co-promotion arrangement, whereby we received a fee per sales call to promote AndroGel® on behalf of Solvay Pharmaceuticals, Inc., ended in December 2005.

Equity in Income (Losses) of Lilly ICOS

Our equity in earnings of Lilly ICOS was $32.6 million in the 2006 first quarter, compared to equity in losses of Lilly ICOS of $20.7 million in the first quarter of 2005. See Lilly ICOS Results of Operations later herein.

Operating Expenses

Total operating expenses were $51.7 million for the three months ended March 31, 2006, compared to $47.2 million proforma and $39.5 million as reported, both for the three months ended March 31, 2005. Compared to 2005 proforma, total operating expenses increased $4.5 million in the 2006 first quarter.

Research and development

Research and development expenses were $25.8 million for the three months ended March 31, 2006, compared to $25.6 million proforma for the three months ended March 31, 2005, reflecting higher expenses, in 2006, associated with discovery and preclinical research and incremental activities performed on behalf of Lilly ICOS, partially offset by the impact of the discontinuation of our IC485 clinical program in the 2005 first quarter.

The following table provides information regarding our research and development expenses, by project:

	Three Months Ended March 31,
	2006	2005 – Proforma	2005 – As Reported
	(In thousands)
Cialis (tadalafil) (approved product)	$6,255	$4,419	$3,686
Discontinued clinical project	—	3,690	3,425
Indirect clinical costs	2,312	2,502	1,848
Discovery and preclinical research	17,252	14,940	13,254

Total research and development expenses	$25,819	$25,551	$22,213

Marketing and selling

Marketing and selling expenses were $13.6 million for the three months ended March 31, 2006, compared to $11.6 million proforma for the three months ended March 31, 2005. The $2.0 million increase primarily reflects the incremental costs of the 40 contract (non-employee) sales representatives retained to promote Cialis in the U.S. beginning in January 2006.

Cost of contract manufacturing

Contract manufacturing expenses were $3.8 million for the three months ended March 31, 2006, compared to $2.1 million proforma for the three months ended March 31, 2005. The $1.7 million increase reflects greater utilization of manufacturing capacity for third-party contracts and other services provided under the associated agreements.

General and administrative

General and administrative expenses were $8.6 million for the three months ended March 31, 2006, compared to $7.9 million proforma for the three months ended March 31, 2005. The $0.7 million increase reflects the impact of promotions and planned employee compensation increases.

Lilly ICOS Results of Operations

See Note 2 of the Notes to Condensed Consolidated Financial Statements for a condensed summary of Lilly ICOS’ operating results for the three months ended March 31, 2006 and 2005.

Worldwide net product sales of Cialis for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Lilly ICOS territories:
United States	$82,537	$42,744
Europe	67,586	56,264
Canada and Mexico	17,151	12,186

Total Lilly ICOS	167,274	111,194
Lilly territories	55,440	38,948

Worldwide total	$222,714	$150,142

Total Lilly ICOS revenue for the first quarter of 2006 was $178.4 million, compared to $119.0 million for the first quarter of 2005. Revenue for the 2006 period included $11.1 million in royalties on sales reported by Lilly, compared to $7.8 million for the first quarter of 2005. Net sales of Cialis in the U.S. increased $39.8 million, or 93.1%, to $82.5 million in the 2006 first quarter, reflecting the impact of market share gains and price increases, and an estimated $27.0 million aggregate reduction in U.S. wholesaler inventories of Cialis that occurred in the first quarter of 2005. Net sales of Cialis in Europe increased $11.3 million or 20.1%, to $67.6 million in the 2006 first quarter. Based on constant currency exchange rates, net sales of Cialis in Europe increased approximately 33.4%. Net sales of Cialis in Canada and Mexico increased $5.0 million or 40.7%, to $17.2 million in the 2006 first quarter. Based on constant currency exchange rates, net sales of Cialis in Canada and Mexico increased approximately 32.4%.

Total Lilly ICOS expenses were $113.4 million in the first quarter of 2006, compared to $160.7 million in the first quarter of 2005.

Cost of sales, including royalties payable by Lilly ICOS equal to 5% of its net product sales, was 8.0% of net product sales in the 2006 first quarter, compared to 8.8% of net product sales in the 2005 first quarter. The percentage decrease was primarily due to price increases since the beginning of 2005.

Selling, general and administrative expenses decreased $50.5 million from the first quarter of 2005, to $86.5 million in the 2006 first quarter. The decrease was primarily due to refinements to the U.S. sales force configuration and lower consumer marketing expenses in the 2006 first quarter.

Research and development expenses decreased slightly to $13.5 million in the first quarter of 2006, compared to $13.9 million in the first quarter of 2005.

Liquidity and Capital Resources

At March 31, 2006, we had cash, cash equivalents, investment securities and associated interest receivable of $170.5 million, compared to $162.8 million at December 31, 2005. The increase is primarily a result of our cash provided by operating activities for the three months ended March 31, 2006.

We generated $8.7 million in cash from operating activities during the three months ended March 31, 2006, compared to using $21.0 million during the three months ended March 31, 2005. The change in operating cash flow primarily reflects a $34.7 million cash distribution received from Lilly ICOS in the first quarter of 2006. We expect to receive future cash distributions from Lilly ICOS, subject to Lilly ICOS’ continuing profitability and cash requirements.

We generated $11.5 million in cash from investing activities during the first three months of 2006, compared to $23.1 million during the first three months of 2005. Cash provided by investing activities in the first three months of 2006 included a $13.4 million net decrease in our investment portfolio, compared to a $38.7 million net decrease in our investment portfolio in the first three months of 2005. In the 2005 first quarter, we invested $14.3 million in Lilly ICOS.

Net cash provided by financing activities (from the exercise of stock options) totaled $1.2 million in the first three months of 2006, compared to $2.2 million in the first quarter of 2005.

Our existing cash and cash equivalents, investment securities, interest income from our investments, distributions of expected profits from Lilly ICOS, and cash flow from potential future collaborations, are believed to be sufficient to fund our operations for at least the next twelve months. However, in view of (i) the fact that Lilly ICOS only recently became profitable, (ii) our ongoing research and development efforts, and (iii) potential expansion of our operations through in-licensing, collaborations or acquisitions, it is possible that we may need to seek additional financing. Additional financing may not be available when we need it or may be unavailable on acceptable terms. If we are unable to raise additional funds when we need them, we may be required to delay, scale back or eliminate expenditures for some of our marketing and selling activities or our research and development programs, grant rights to third parties to develop and market product candidates that we would prefer to develop and market on our own, or forego attractive in-licensing, collaboration or acquisition opportunities.

Our future cash requirements will depend on various factors which, to some extent, are beyond our control, including:

•	continued successful commercialization of Cialis around the world;

•	funding levels for research and development programs, including continued funding from our collaboration partners;

•	the results, timing and extent of preclinical and clinical studies;

•	the time and costs involved in filing and prosecuting patents and enforcing and defending patent claims;

•	the regulatory process in the U.S. and other countries;

•	acquisitions of products, technologies or businesses, if any;

•	relationships with research and development collaborators;

•	capital contributions to our affiliates;

•	capital expenditures for property, plant and equipment;

•	competing technological and market development activities; and

•	the time and costs of manufacturing, scale-up and commercialization activities.

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

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2006, our financial instruments include cash, cash equivalents, marketable investment securities, receivables, accounts payable and convertible subordinated debt. We do not use derivative financial instruments in our investment portfolio. Our exposure to market risk for changes in interest rates relates primarily to our marketable investment securities and convertible subordinated debt. Because of the relatively short maturities of our investments, we do not expect interest rate fluctuations to materially affect the aggregate value of our financial assets. The fair value of our convertible subordinated debt is expected to change inversely to changes in interest rates. Also, the fair value of our convertible subordinated debt is expected to change as our stock price and the expected volatility of our stock price change. The fair value of our convertible subordinated debt was $225.0 million at March 31, 2006, with a carrying amount of $278.7 million at that date.

ITEM 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, have concluded that, as of that date, our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	Other Information

ITEM 1.	Legal Proceedings

In connection with the PTO reexamination of Pfizer’s U.S. Patent No. 6,469,012, on March 27, 2006, the PTO mailed a final office action maintaining its rejection of Pfizer’s claim 24 (the basis of Pfizer’s patent infringement suit against us) of U.S. Patent No. 6,469,012, but confirming the patentability of Pfizer’s other claims. Pfizer may challenge this final office action within the PTO by written response to the Examiner, or by appealing it to the Board of Patent Appeals and Interferences. Pfizer also may appeal the Board’s decision to the U.S. Court of Appeals for the Federal Circuit. See Notes to our Condensed Consolidated Financial Statements in Part I, Item 1 and Risk Factors in Part I, Item 1A. See also Part I, Item 3 of our annual report on Form 10-K for the year ended December 31, 2005.

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

We have incurred significant operating losses since we began operations in 1990. As of March 31, 2006, we had an accumulated deficit of $863.2 million. We cannot assure you that we will be able to achieve or increase profitability. Directly, and through Lilly ICOS, we expect to continue to incur substantial marketing and other expenses related to commercializing Cialis in the United States, Europe, Mexico and Canada. Furthermore, Lilly ICOS may incur significant expenses in demonstrating safety and efficacy in order to provide a basis for seeking regulatory approvals to market tadalafil in new indications. We anticipate that operating expenses will increase in the future as we continue development of our potential products, seek to obtain necessary regulatory approvals and manufacture and market these product candidates. Lilly ICOS and/or ICOS may be unable to generate sufficient revenues from Cialis and other products to achieve and maintain profitability. Overall changes in market demand for erectile dysfunction drugs, and Lilly ICOS’ ability to capture and retain market share, will significantly affect revenues and expected profitability from Cialis and, in turn, our results of operations and cash flows.

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

Through Lilly ICOS, we and Lilly have joint responsibility for the promotion and sale of Cialis in North America and Europe. Lilly has rights to Cialis for the other parts of the world, with royalties to be paid to Lilly ICOS. We believe that the efforts of a sizeable pharmaceutical sales force and experienced marketing staff are important to the continued success of the product. We have relied, and expect to continue to rely, heavily on Lilly for promotion, sales and marketing of Cialis, even with respect to our joint responsibilities. We have limited staff and experience in these areas, and we may or may not be capable of independently fulfilling our responsibilities. We and Lilly also rely on contract sales organizations to perform sales activities for Cialis.

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

Cialis and our potential products, if approved and commercialized, compete or will compete against well established existing therapeutic products or treatments. For example, Pfizer Inc. successfully commercialized

Viagra® (sildenafil citrate), a PDE5 inhibitor that competes with our product, Cialis. GlaxoSmithKline and Bayer AG, outside the United States, and GlaxoSmithKline and Schering-Plough Corporation, in the United States, are marketing Levitra® (vardenafil HCl), a third PDE5 inhibitor. Pfizer, Bayer AG, GlaxoSmithKline and Schering-Plough have invested substantial resources in marketing their PDE5 inhibitor products, and we would anticipate that they would continue efforts to aggressively compete in this market. In addition, a number of pharmaceutical and biotechnology companies are currently developing new products targeting the same diseases and medical conditions that we target. Another PDE5 inhibitor, Zydena™ (udenafil), was approved for marketing in Korea in November 2005, and an investigational new drug application related to this product has been filed with the FDA. Other erectile dysfunction treatments are in development, and any other products or technologies that are directly or indirectly successful in treating erectile dysfunction could negatively impact the market for Cialis. If a PDE5 inhibitor with a time of effectiveness comparable to or longer than that of Cialis or a generic PDE5 inhibitor is successfully commercialized, it might have a significant adverse effect on the market for Cialis.

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

Successful development of pharmaceutical and biotechnology products is highly uncertain, and very few research and development projects produce a commercial product. We must subject our potential product candidates to extensive preclinical and clinical testing to demonstrate their safety and efficacy for humans before obtaining regulatory approval for the sale of any of such products. Clinical studies are expensive, time-consuming and may take years to complete. We may not complete preclinical tests and clinical studies of product candidates under development, and the results of the tests and studies may fail to demonstrate the safety or efficacy of such product candidates to the extent necessary to obtain regulatory approvals or to make commercialization of the product candidates worthwhile. At any time during these clinical studies, factors such as ineffectiveness of the product candidate, discovery of unacceptable toxicities or side effects, development of disease resistance or other physiological factors, or delays in patient enrollment, could cause us to interrupt, limit, delay or abort the development of these product candidates. Any failure or substantial delay in completing testing for our product candidates may severely harm our business.

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

Any failure to receive the regulatory approvals necessary to commercialize our product candidates, including additional indications for tadalafil, could severely harm our business. Human therapeutic products are subject to extensive and rigorous government regulation. For example, the FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. Products marketed abroad are also subject to extensive regulation by foreign governments. Except for Cialis, we have not had any product candidate approved for sale in any country. In addition, we have only limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain such approvals.

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

Our success depends to a significant extent on our ability and the ability of our collaboration partners to obtain, maintain and enforce patents and other proprietary rights. Patent law relating to the scope of claims in the pharmaceutical and biotechnology fields in which we operate is still evolving and subject to a substantial degree of uncertainty. Accordingly, there may be third-party patents or patent applications relevant to Cialis or our potential products that might block or compete with the technologies and products covered by our patents or patent applications. We also cannot be certain that our pending patent applications will result in issued patents or that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology. A third party has filed a claim seeking to add three individuals as co-inventors on two ICOS patents. This lawsuit is described herein, in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1, and in Part I, Item 3, of our annual report on Form 10-K for the year ended December 31, 2005.

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

Patent litigation is common in the pharmaceutical industry. Third parties may assert patent or other intellectual property infringement claims against us or our collaboration partners regarding Cialis or our potential products. For example, we are subject to a patent lawsuit filed by Pfizer in October 2002, which alleges that the use, offering for sale, selling, manufacture or importing of Cialis, into the United States, for the treatment of erectile dysfunction by any of the defendants infringes one claim of a U.S. patent held by Pfizer. This lawsuit is described herein, in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1, and in Part I, Item 3 of our annual report on Form 10-K for the year ended December 31, 2005.

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

We may acquire, merge with or invest in other businesses, products or technologies that are intended to complement our existing business. From time to time in the ordinary course of business, we have had, and expect to continue to have, discussions and negotiations with companies regarding business combinations or investing in these companies’ businesses, products or technologies. Our management has limited or no prior experience in assimilating acquired or merged companies. Any acquisitions or investments we complete will likely involve some or all of the following risks:

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

If we are unable to obtain additional funding needed to develop, market and sell our potential products, we could be required to delay, scale back or eliminate expenditures for some of our programs, grant rights to third parties to develop and market our potential products, and forego attractive in-licensing, collaboration or acquisition opportunities.

Our business has not historically generated the cash needed to finance our operations. We will require substantial financial resources to continue to market and sell Cialis and to conduct the time-consuming and costly research, preclinical development, clinical studies, manufacturing, regulatory, and sales and marketing activities necessary to commercialize our potential products. We may need to seek additional financing through public or private sources, including equity or debt financings, and through other alternatives, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements. Financing may, however, be unavailable when we need it or may be unavailable on acceptable terms. If we raise additional funds by issuing common stock or convertible debt securities, the percentage ownership of our existing stockholders could be reduced. Any debt or equity securities that we issue may have rights superior to those of our common stock. We may also issue debt that has rights superior to those of the holders of our convertible subordinated debt. If we are unable to raise additional funds when we need them, we may be required to delay, scale back or eliminate expenditures for some of our marketing and selling activities and our research and development programs, grant rights to third parties to develop and market product candidates that we would prefer to develop and market on our own, and forego attractive in-licensing, collaboration or acquisition opportunities. If we are required to grant such rights, the ultimate value, to us, of our product candidates may be reduced.

We have a significant amount of debt that may adversely affect our financial flexibility.

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

Available Information

Our business was incorporated in the state of Delaware in September 1989. We reincorporated in Washington State in September 2005. The internet address of our corporate website is www.icos.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available free of charge through our internet website. In addition, we will voluntarily provide paper copies of such filings, free of charge, upon request. The ICOS Corporation Code of Conduct, which is our written Code of Ethics under Section 406 of the Sarbanes-Oxley Act of 2002, is also available on our corporate website.

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

ICOS CORPORATION

Date:	May 4, 2006	By:	/s/ MICHAEL A. STEIN
Michael A. Stein
Senior Vice President and Chief Financial Officer (Principal Financial Officer)