Form 10-Q
period 2006-06-30
ICOS CORP
filed 2006-08-03
CIK 874294

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2006

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

Large accelerated filer  ☒                 Accelerated filer   ☐                 Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at June 30, 2006
Common Stock, $0.01 par value	65,453,238

ICOS CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I.	Financial Information

ITEM 1.	Financial Statements

ICOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006*	2005*	2006*	2005*
Revenue:
Lilly ICOS collaboration:
Marketing and sales	$8,918	$6,894	$17,646	$13,243
Research and development	6,978	5,799	13,226	9,810

	15,896	12,693	30,872	23,053
Contract manufacturing	2,652	3,502	6,403	5,976
Co-promotion services	—	1,893	—	2,843

Total revenue	18,548	18,088	37,275	31,872

Equity in income (losses) of Lilly ICOS	38,040	(689)	70,676	(21,368)

Operating expenses:
Research and development	25,749	21,295	51,568	43,508
Marketing and selling	13,074	10,549	26,630	20,983
Cost of contract manufacturing	2,999	3,231	6,789	5,082
General and administrative	8,368	4,967	16,935	9,972

Total operating expenses	50,190	40,042	101,922	79,545

Operating income (loss)	6,398	(22,643)	6,029	(69,041)

Other income (expense):
Interest expense	(1,705)	(1,705)	(3,409)	(3,409)
Interest and other income	1,757	1,723	3,177	3,441

Total other income (expense)	52	18	(232)	32

Income (loss) before income taxes	6,450	(22,625)	5,797	(69,009)
Provision for income taxes	375	—	375	—

Net income (loss)	$6,075	$(22,625)	$5,422	$(69,009)

Net income (loss) per common share
Basic	$0.09	$(0.35)	$0.08	$(1.08)

Diluted	$0.09	$(0.35)	$0.08	$(1.08)

Weighted-average common shares outstanding
Basic	64,478	63,941	64,399	63,870

Diluted	65,034	63,941	65,117	63,870

*	Net income for the three months and six months ended June 30, 2006, includes $7.3 million and $15.1 million, respectively, in stock-based compensation expense recognized in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which we adopted on January 1, 2006. We did not recognize any stock-based compensation during the three and six months ended June 30, 2005. Had we recognized stock-based compensation expense for the three and six months ended June 30, 2005, as now required by FAS 123R, our proforma net loss would have been $30.6 million and $84.7 million, respectively, reflecting $8.0 million and $15.7 million, respectively, in proforma stock option expense for those periods. See Notes 1 and 5 to our condensed consolidated financial statements for additional information.

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$9,521	$10,023
Investment securities, at market value	105,842	113,686
Interest receivable	1,117	1,241
Receivable from Lilly ICOS	16,346	14,300
Other	6,338	5,274

Total current assets	139,164	144,524
Investment securities, at market value	63,282	37,832
Investment in Lilly ICOS	39,796	35,497
Property and equipment, net	18,593	17,995
Deferred financing costs and other	5,300	5,919

	$266,135	$241,767

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Payables and accruals	$18,707	$19,466
Accrued interest	2,787	2,787
Deferred revenue	1,910	134

Total current liabilities	23,404	22,387

Convertible subordinated debt	278,650	278,650

Stockholders’ deficit:
Common stock	654	650
Additional paid-in capital	821,404	819,339
Unearned equity compensation	—	(15,919)
Accumulated other comprehensive loss	(836)	(777)
Accumulated deficit	(857,141)	(862,563)

Total stockholders’ deficit	(35,919)	(59,270)

	$266,135	$241,767

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$5,422	$(69,009)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in (income) losses of Lilly ICOS	(70,676)	21,368
Distributions from Lilly ICOS	66,377	—
Stock–based compensation	15,127	—
Depreciation and amortization	3,353	2,886
Amortization of deferred financing costs and net investment premiums	782	1,770
Changes in operating assets and liabilities:
Receivables and other assets	(2,939)	826
Payables and accruals	1,055	(4,133)

Net cash provided by (used in) operating activities	18,501	(46,292)

Cash flows from investing activities:
Purchases of investment securities	(129,965)	(125,676)
Maturities of investment securities	59,140	51,111
Sales of investment securities	53,000	155,620
Acquisitions of property and equipment	(3,951)	(2,593)
Investments in Lilly ICOS	—	(36,313)

Net cash provided by (used in) investing activities	(21,776)	42,149

Cash flows from financing activities:
Proceeds from stock options	2,773	3,386

Net cash provided by financing activities	2,773	3,386

Net decrease in cash and cash equivalents	(502)	(757)
Cash and cash equivalents, beginning of period	10,023	12,778

Cash and cash equivalents, end of period	$9,521	$12,021

Supplemental disclosure of cash flow information:
Interest payments on convertible subordinated debt	$2,787	$2,787

Income taxes paid	$150	$—

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

ICOS and Eli Lilly and Company (Lilly) each own 50% of Lilly ICOS LLC (Lilly ICOS) and have joint authority to make decisions on its behalf. Accordingly, we account for our investment using the equity method, whereby the cost of our investment is adjusted for (i) our share of Lilly ICOS’ total comprehensive income or loss, and (ii) distributions from Lilly ICOS. Our share of Lilly ICOS’ net income or net loss is reported in our condensed consolidated statements of operations as equity in income (losses) of Lilly ICOS, and our share of Lilly ICOS’ unrealized gains and losses, if any, are reported as a component of accumulated other comprehensive income (loss).

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

In our opinion, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary to present fairly our financial position as of June 30, 2006 and December 31, 2005, and our results of operations for the three and six months ended June 30, 2006 and 2005, and our cash flows for the six months ended June 30, 2006 and 2005. Interim results are not necessarily indicative of results for a full year.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for our stock-based compensation according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based

Compensation” (FAS 123). Accordingly, we recognized compensation expense for restricted shares and restricted stock units, but we did not recognize compensation expense for stock options granted to employees and directors with exercise prices equal to or in excess of the fair value of the underlying shares at the date of grant.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which replaced FAS 123. Under FAS 123R, we are now required to also recognize compensation expense for all stock options, based on estimated grant-date fair values. Because we adopted FAS 123R using the modified prospective transition method, prior period results were not restated.

Our condensed consolidated statements of operations for the three and six months ended June 30, 2006, include compensation expense related to (i) stock-based awards granted prior to, but not fully vested as of, January 1, 2006, based on grant-date fair value estimated in accordance with the proforma provisions of FAS 123, and (ii) stock-based awards granted in 2006, based on grant-date fair value estimated in accordance with FAS 123R.

We recognize stock-based compensation expense on a straight-line basis over the applicable vesting period. FAS 123R requires us to estimate future forfeitures, at the time of grant, and recognize compensation expense for only those awards that are expected to vest. We estimate future forfeitures for stock-based awards based on our historical experience. We reevaluate our estimate of forfeitures in subsequent periods and, if applicable, recognize a cumulative effect adjustment, in the period of the change, if the revised estimate of forfeitures differs significantly from the previous estimate. For periods ending prior to January 1, 2006, our proforma disclosures included the impact of forfeitures in the period in which the forfeitures occurred.

In accordance with the provisions of FAS 123R, on January 1, 2006, we reclassified $15.9 million of unearned compensation to additional paid-in capital in our condensed consolidated balance sheet.

Reclassifications

Certain amounts reported in the prior year have been reclassified to conform to the 2006 presentation.

2.	Lilly ICOS Operating Results

Lilly ICOS is marketing Cialis® (tadalafil), for the treatment of erectile dysfunction, in North America and Europe. Cialis is also available outside of North America and Europe, where Lilly has exclusive marketing rights and pays royalties to Lilly ICOS based on net sales in those territories.

The following table summarizes the operating results of Lilly ICOS for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Revenue:
Product sales, net	$182,661	$145,882	$349,935	$257,076
Royalties	11,642	9,010	22,730	16,800

Total revenue	194,303	154,892	372,665	273,876

Expenses:
Cost of sales*	14,370	11,934	27,752	21,686
Selling, general and administrative	90,342	126,232	176,859	263,259
Research and development	13,820	18,413	27,322	32,287

Total expenses	118,532	156,579	231,933	317,232

Net income (loss)	$75,771	$(1,687)	$140,732	$(43,356)

ICOS Corporation’s share of net income (loss)	$38,040	$(689)	$70,676	$(21,368)

* Includes $103 per month of license fee amortization applicable only to Lilly’s interest in Lilly ICOS.

3. Comprehensive Income (Loss )

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net income (loss)	$6,075	$(22,625)	$5,422	$(69,009)
Net unrealized gain (loss) on investment securities	(101)	342	(59)	(53)
Equity in Lilly ICOS’ unrealized loss on foreign currency hedge	—	1,283	—	1,106

Comprehensive income (loss)	$5,974	$(21,000)	$5,363	$(67,956)

4.	Net Income (Loss) per Common Share

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Net income (loss)	$6,075	$(22,625)	$5,422	$(69,009)

Denominator:
Weighted-average common shares – basic	64,478	63,941	64,399	63,870
Dilutive stock options, restricted shares and restricted stock units	556	—	718	—

Weighted-average common shares – diluted	65,034	63,941	65,117	63,870

Numerator/Denominator:
Net income (loss) per common share – basic	$0.09	$(0.35)	$0.08	$(1.08)

Net income (loss) per common share – diluted	$0.09	$(0.35)	$0.08	$(1.08)

Antidilutive securities excluded from the computation of diluted net income (loss) per common share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Restricted shares	106	—	106	—
Shares issuable upon:
Exercise of stock options	10,104	11,456	10,077	11,456
Conversion of subordinated debt	4,531	4,531	4,531	4,531
Vesting of restricted stock units	234	—	231	—

5.	Stock-Based Compensation

The ICOS Corporation 1999 Long-Term Incentive Plan (Restated Plan) permits, at the discretion of our Board of Directors or a committee thereof (Board), the award of stock, stock units, stock appreciation rights and/or stock options to our employees, directors and consultants. Each restricted share constitutes one share of our common stock. Each restricted stock unit constitutes the right to one share of our common stock. Holders of restricted shares have the same voting, dividend and certain other rights as our common stockholders. Nonvested restricted shares are considered issued and outstanding as of the date of grant; however, such shares cannot be transferred prior to vesting. Holders of restricted stock units do not have voting rights; however, holders do have the right to receive dividends in an amount equivalent to those paid to other stockholders. Shares underlying restricted stock units are not issued until vested and delivered.

A total of 15.4 million shares of common stock have been made available for grant under the Restated Plan and its predecessors since adoption. At June 30, 2006, approximately 2.1 million shares were reserved and remain available for grant thereunder.

Change in Accounting for Stock-Based Compensation

As a result of adopting FAS 123R, our operating expenses for the three and six months ended June 30, 2006, included $5.8 million and $12.3 million, respectively, in stock option expense. In the six months ended June 30, 2005, our stock-based compensation was only in the form of stock options and, pursuant to FAS 123, no expense was recognized.

The following table illustrates the effect on net income (loss) and net income (loss) per share had we applied the provisions of FAS 123R to stock-based compensation awards in the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005 - Proforma	2006	2005 - Proforma
	(In thousands)		(In thousands)
Net income (loss):
As reported	$6,075	$(22,625)	$5,422	$(69,009)
Add: Stock–based employee compensation expense included in reported net income (loss)	7,316	—	15,127	—
Deduct: Stock–based employee compensation expense determined under fair–value based method for all awards	(7,316)	(8,012)	(15,127)	(15,702)

Net income (loss) (2006 as reported; 2005 proforma)	$6,075	$(30,637)	$5,422	$(84,711)

Net income (loss) per share—basic and diluted:
As reported	$0.09	$(0.35)	$0.08	$(1.08)

Proforma		$(0.48)		$(1.33)

Had we applied APB 25 in the three and six months ended June 30, 2006, stock-based compensation expense would have been $1.5 million and $2.9 million, respectively, and net income would have been $11.8 million ($0.18 per basic and diluted share) and $17.7 million ($0.27 per basic and diluted share), respectively.

The following table shows the allocation of 2006 actual and 2005 proforma stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005 - Proforma	2006	2005 - Proforma
	(In thousands)		(In thousands)
Research and development	$2,963	$3,219	$6,141	$6,557
Marketing and selling	1,031	1,103	2,095	2,257
Cost of contract manufacturing	278	365	560	656
General and administrative	3,044	3,325	6,331	6,232

Total stock-based compensation expense	$7,316	$8,012	$15,127	$15,702

The following table shows 2006 actual and 2005 proforma stock-based compensation expense by type of award:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005 - Proforma	2006	2005 - Proforma
	(In thousands)		(In thousands)
Stock options	$5,766	$8,012	$12,253	$15,702
Restricted shares	1,285	—	2,406	—
Restricted stock units	265	—	468	—

	$7,316	$8,012	$15,127	$15,702

Stock Options A summary of stock options as of and for the six months ended June 30, 2006 is presented below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2005	10,941	$33.45	5.8	$25,314

Granted	779	24.92
Forfeited or expired	(391)	33.77
Exercised	(308)	9.56

Outstanding at June 30, 2006	11,021	$33.50	5.7	$7,927

Exercisable at June 30, 2006	8,729	$34.88	4.9	$7,900

Aggregate intrinsic value in the above table represents the aggregate amount, for all options, by which the June 30, 2006 closing share price exceeds the exercise price of the stock options. This value will fluctuate in the future based on the fair market value of our common stock. The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $1.5 million and $4.4 million, respectively. The grant-date fair value of options exercised in the three and six months ended June 30, 2006, calculated using the Black-Scholes-Merton option pricing model, was $0.8 million and $1.6 million, respectively. As of June 30, 2006, there was $28.6 million of unrecognized compensation related to unvested stock options which is expected to be recognized over a weighted-average period of 2.2 years.

The estimated per share weighted-average grant-date fair values of stock options granted during the six months ended June 30, 2006 and 2005, were $11.07 and $12.05, respectively. Amounts were determined using the Black-Scholes-Merton option pricing model based on the following assumptions:

	Six Months Ended June 30,
	2006	2005
Expected dividend yield	0.0%	0.0%
Expected volatility	37.0%	45.0%
Risk-free interest rate	4.4%	4.0%
Expected life in years	6.3	6.3

The assumptions used in calculating the value of stock options, which involve inherent uncertainties and the application of management judgment, were based on the following:

•	Expected dividend yield — reflects ICOS’ present intention to retain earnings, if any, for use in the operation and expansion of our business;

•	Expected volatility — determined considering historical volatility of our common stock over the preceding six years, implied volatility of near-the-money traded stock options with remaining contractual maturities of approximately two years and significant changes in our business that have resulted in lower volatility, both implied and during the past two years;

•	Risk-free interest rate — based on the yield available on U.S. Treasury zero coupon issues with a remaining term approximating the expected life of the stock option awards; and,

•	Expected life — calculated using the “simplified method” in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.

Restricted Shares

A summary of restricted shares as of and for the six month period ended June 30, 2006, is presented below:

	Number of Shares	Weighted Average Grant- Date Fair Value Per Share
	(In thousands)
Outstanding at December 31, 2005	818	$22.03
Granted	127	24.27
Forfeited	(18)	23.62
Vested	—	—

Outstanding at June 30, 2006	927	$22.31

The grant-date fair value of restricted share awards is the closing market price of our common stock on that day. Restricted share awards granted in 2006 vest annually, on the anniversary date, over a 4 year period. There were no restricted share awards granted during the six months ended June 30, 2005. As of June 30, 2006, there was $15.7 million of unrecognized compensation related to nonvested restricted shares which is expected to be recognized over a weighted-average period of 3.2 years.

Restricted Stock Units

A summary of restricted stock units outstanding as of and for the six months ended June 30, 2006, is presented below:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
	(In thousands)
Outstanding at December 31, 2005	—	$—
Granted	268	24.38
Forfeited	(21)	24.89
Vested	—	—

Outstanding at June 30, 2006	247	$24.34

The grant-date fair value of restricted stock unit awards is the closing market price of our common stock on that day. Restricted stock unit awards granted in 2006 vest annually, on the anniversary date, over a 4 year period. There were no restricted stock unit awards granted during the six months ended June 30, 2005. As of June 30, 2006, there was $4.9 million of unrecognized compensation related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 3.4 years.

6.	Income Taxes

For the three and six months ended June 30, 2006, we recognized $0.4 million in U.S. Federal alternative minimum tax (AMT) and state income taxes. AMT may be recoverable, in future years, to the extent the regular Federal income tax exceeds AMT.

7.	Legal Proceedings

In October 2002, Pfizer Inc., Pfizer Limited, and Pfizer Ireland Pharmaceuticals filed a patent infringement suit against ICOS, Lilly ICOS and Lilly in the United States District Court for the District of Delaware. Pfizer contends that the use, offering for sale, selling, manufacture, or importing of Cialis, into the United States, for the treatment of erectile dysfunction by any of the defendants infringes claim 24 of Pfizer’s U.S. Patent No. 6,469,012 (or the Pfizer Patent), and seeks a declaratory judgment to that effect. Pfizer also seeks a permanent injunction, attorneys’ fees, costs and expenses. In January 2003, we filed an answer denying the central allegations of plaintiffs’ complaint and asserting various affirmative defenses.

The U.S. Patent and Trademark Office (PTO) subsequently ordered reexamination of the Pfizer Patent claims. In reexamination, the PTO is required to reconsider the patentability of claims if substantial new questions of patentability are raised by any party including the PTO itself. The District Court stayed, or suspended, the patent infringement suit, pending the outcome of the reexamination. Subsequently, Lilly ICOS and others filed several reexamination requests regarding the Pfizer Patent, most of which were accepted and merged with the PTO’s ordered reexamination.

In reexamination, the PTO Examiner issued several office actions rejecting Pfizer claim 24 (the basis of Pfizer’s patent infringement suit against us), culminating in a final office action issued on March 27, 2006. In particular, the Examiner rejected claim 24 on the basis that certain prior art rendered the claimed invention not new, and therefore unpatentable under 35 U.S.C. §102(b), and obvious, under the judicially created doctrine of obviousness-type double patenting. Pfizer filed a response to the final office action on May 24, 2006, and has appealed the Examiner’s decision to the PTO’s Board of Patent Appeals and Interferences. Pfizer may subsequently appeal the Board’s decision to the U.S. Court of Appeals for the Federal Circuit.

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

In July 2005, a lawsuit was filed against ICOS by Vanderbilt University in the United States District Court for the District of Delaware. Vanderbilt filed the lawsuit asserting that three of its researchers contributed to the conception of the inventions reflected in U.S. Patent Nos. 5,859,006 and 6,140,329. U.S. Patent No. 5,859,006 is ICOS’ patent claiming tadalafil and certain related compounds; U.S. Patent No. 6,140,329 is ICOS’ patent claiming the use of tadalafil and certain related compounds to treat erectile dysfunction. Tadalafil is the active ingredient in Cialis, which is marketed in North America by Lilly ICOS, which has an exclusive license to U.S. Patent Nos. 5,859,006 and 6,140,329. The Vanderbilt lawsuit requests that the Court direct the U.S. Commissioner of Patents and Trademarks to add the three individual researchers as co-inventors on these patents, which, if granted, could entitle Vanderbilt to some ownership rights in the patents. ICOS filed a response to the complaint in September 2005, denying the central allegations of Vanderbilt’s complaint and setting forth various affirmative defenses. While the Company is diligently evaluating Vanderbilt’s claims and seeking additional information, we currently believe that Vanderbilt’s claims lack merit and intend to defend the lawsuit vigorously. A trial date has been set for March 2007. It is premature to assess what, if any, impact the lawsuit might have on our business, financial position, results of operations and cash flows.

ITEM 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Our Management’s Discussion and Analysis of Results of Operations and Financial Condition should be read in conjunction with (i) our consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2005, and (ii) with the information under the heading “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our annual report on Form 10-K for the year ended December 31, 2005.

Important Factors Regarding Forward-Looking Statements

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “should” or “will” or the negative of such terms or other comparable terminology. Forward-looking statements are only predictions that provide our current expectations or forecasts of future events. In particular, forward-looking statements include:

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

Overview

The following management discussion and analysis is intended to provide information which will enhance a reader’s understanding of our business, results of operations, financial condition and related matters. It is organized as follows:

•	In the section entitled “ICOS Corporation Background,” we briefly describe our primary sources of revenue and cash, the importance of collaborations to our business, the business environment in which we operate, our approved product (Cialis) and our research and development programs.

•	In “Results of Operations,” we identify each of our most critical accounting policies and estimates, including our accounting for stock-based compensation, as well as the primary factors that are likely to contribute to significant variability of our results of operations from period to period. We then provide detailed narrative regarding significant changes in our and Lilly ICOS’ results of operations for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005.

•	Finally, under the section entitled “Liquidity and Capital Resources,” we discuss our June 30, 2006 liquidity, our cash flows for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, and factors that may influence our future cash requirements.

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

The discovery and development of a new drug product is a rigorous process, involving a significant degree of risk. Since the underlying biology of many diseases is not completely understood, it is very difficult to discover and develop a drug that can withstand the extensive preclinical and clinical testing necessary to demonstrate its safety and efficacy in humans. As a result, very few research and development projects result in a commercially approved product. Our long-term business growth depends on our ability to successfully develop and commercialize important new therapeutic treatments, which includes potential new indications for tadalafil, the active ingredient in Cialis.

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

We operate in a highly regulated business environment. Cialis and our product candidates require extensive regulatory review, oversight and approval prior and subsequent to commercialization. For example, the FDA regulates, among other things, the development, manufacture, approval, advertising, promotion, sale and distribution of pharmaceutical products. Our products marketed abroad are also subject to extensive regulation by foreign governments. The regulatory processes are lengthy, expensive and uncertain. They may take years to complete, may involve ongoing requirements for post-marketing studies and can affect the nature, content, timing and cost of our marketing efforts.

The markets in which we compete are well established and intensely competitive. Cialis and our product candidates, if approved and commercialized, compete or are likely to compete against existing therapeutic products or treatments. In addition, a number of pharmaceutical and biotechnology companies are currently developing products targeting the same diseases and medical conditions that we target. Key factors affecting our markets include: the timing and scope of regulatory approvals; safety and efficacy of therapeutic products; cost and availability of these products; availability of alternative treatments; changes in medical insurance programs that affect the reimbursement for particular prescription drugs; and, protection of patent and proprietary rights. Although, we believe that we are positioned to compete adequately with respect to these factors in the future, our future success is currently difficult to predict. Cialis has only been available in Europe since February 2003 and in North America since November 2003. Our product candidates are in various stages of research and development and, accordingly, are subject to substantial research, development, regulatory approval and commercialization risks. Since timing of market entry can be an important factor in determining a new product’s eventual success and profitability, the speed with which we can develop products and receive regulatory approval will likely be important to our commercial success.

Cialis

Our first commercial product, Cialis, is being prescribed around the world as an on-demand treatment for patients with erectile dysfunction. Cialis is manufactured and marketed by Lilly ICOS in North America and Europe. Lilly has exclusive rights to market Cialis in all other parts of the world, and pays royalties to Lilly ICOS based on net sales in those territories.

Overall growth in market demand for erectile dysfunction drugs, and Lilly ICOS’ ability to capture and retain increased market share, will significantly affect revenues and expected profitability from Cialis and, in turn, our results of operations and cash flows. Worldwide sales of Cialis increased 22% in the 2006 second quarter, to $233.2 million, compared to $190.9 million in the second quarter of 2005. For the first six months of 2006, worldwide sales of Cialis were $456.1 million, compared to $341.1 million for the corresponding period of 2005. For the month of June 2006, Cialis U.S. market share was 26.1%, compared to 23.3% in the same month of the prior year.1 In Europe, Canada and Mexico combined, Cialis held a 34.4% aggregate market share for May 2006, an increase of 3.5 percentage points of share since May 2005.2

Clinical Programs

Tadalafil

Lilly ICOS is currently evaluating tadalafil for potential new commercial opportunities in erectile dysfunction and other indications, including the following:

Once-A-Day for Erectile Dysfunction

On June 7, 2006, we announced that Lilly ICOS had submitted, to the European Medicines Agency (EMEA), a regulatory filing seeking marketing approval of Cialis 2.5 mg and 5 mg once-a-day dosing to treat erectile dysfunction. Lilly ICOS filed a licensing application for once-a-day dosing in Canada in July 2006 and plans to file a supplemental new drug application for once-a-day dosing in the United States later in 2006. If approved, the first launches of once-a-day dosages could occur in late 2007. The regulatory filings followed the completion of three Phase 3 clinical studies that evaluated the efficacy and safety of Cialis when administered once-a-day for the treatment of ED.

[1]	IMS Health, IMS National Prescription Audit Plus™, (Based on total prescriptions), June 2006 and 2005.

[2]	IMS Health, IMS MIDAS (based on PDE5 inhibitor tablets from wholesalers to pharmacies), May 2006 and 2005.

Benign Prostatic Hyperplasia (BPH)

In 2005, Lilly ICOS completed a Phase 2 clinical study and reported positive results in the treatment of lower urinary tract symptoms in men with BPH. Lilly ICOS plans to initiate a Phase 2b clinical study in the third quarter of 2006, which may serve as one of two pivotal studies, to evaluate multiple doses of tadalafil in patients with BPH. The results of the multi-dose study will be useful in the design of a Phase 3 study, expected to begin in 2008.

Hypertension

In 2005, Lilly ICOS initiated a Phase 2 study to evaluate the efficacy and safety of tadalafil, compared to placebo, for the treatment of mild to moderate hypertension. We expect the Phase 2 proof of concept study to conclude later this year, and results will be provided thereafter.

Pulmonary Arterial Hypertension (PAH)

In August 2005, Lilly ICOS initiated a Phase 3 study to evaluate the efficacy and safety of tadalafil, compared to placebo, for the treatment of PAH. The study is being conducted in North America and Europe, and patient enrollment is ongoing.

Discovery and Preclinical Research

We continue to evaluate possible new product candidates in our discovery and preclinical research programs. Our most advanced discovery and preclinical research compounds include a cell cycle checkpoint/DNA repair inhibitor, for its potential to improve the effectiveness of radiation and chemotherapy treatments, and an oral leukocyte function-associated antigen one (LFA-1) antagonist that is potentially useful in the treatment of inflammatory diseases. Psoriasis is the primary disease target for the LFA-1 antagonist.

Discontinued Product Candidates

In March 2005, we announced that a Phase 2 study of IC485, a PDE4 inhibitor we were evaluating for the treatment of chronic obstructive pulmonary disease, did not meet the primary endpoint of improved lung function. We have no plans for further development of IC485.

Results of Operations

Critical Accounting Policies and Estimates

Our critical accounting policies include revenue recognition, accounting for our share of the operating results of our unconsolidated affiliates (presently only Lilly ICOS), estimating expenses from contracted research and clinical study activities conducted by various third parties and our accounting for stock-based compensation awards. Except as discussed below regarding our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (FAS 123R), there have been no significant changes in the critical accounting policies and estimates disclosed in our annual report on Form 10-K for the year ended December 31, 2005.

Accounting for Stock-Based Compensation

Prior to January 1, 2006, we accounted for our stock-based compensation according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123). Accordingly, we did not recognize compensation expense for stock options granted to employees and directors with exercise prices equal to or in excess of the fair value of the underlying shares at the date of grant.

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

Our condensed consolidated statements of operations for the three and six months ended June 30, 2006, include compensation expense related to (i) stock-based awards granted prior to, but not fully vested as of, January 1, 2006, based on grant-date fair values estimated in accordance with the proforma provisions of FAS 123, and (ii) stock-based awards granted in 2006, based on grant-date fair values estimated in accordance with FAS 123R.

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

The assumptions used in calculating the fair value of stock-based compensation awards involve inherent uncertainties and the application of management judgment. If factors were to change, and we used different assumptions, depending on the level of our future stock-based awards, our stock-based compensation expense in the future could be materially different from that reported for 2006 or proforma for years before 2006. In addition, if our actual forfeiture rate varies significantly from our current estimate, the amount of stock-based compensation expense recognized in future periods will be affected.

General

Our results of operations may vary significantly from period to period. Operating results will depend on, among other factors: market demand and competition for our product, Cialis, and other products marketed by us or our affiliates; the timing, cost and success of new product launches (or launches of new dosage regimens for existing products) by us or our affiliates; the timing and magnitude of other operating expenses, including expenses of Lilly ICOS; the level of funding by collaboration partners; and the nature, timing and progression of research, development, marketing, sales and contract manufacturing activities. We may experience significant fluctuations in collaboration revenue, revenue from licenses of technology and contract manufacturing revenue. Collaboration revenue will vary depending upon the timing and amount of marketing and sales activities, the extent and timing of research and development collaboration activities, and our level of participation in those activities. Revenue from licenses of technology will vary as a result of (i) the nature and extent of product collaboration and other licensing transactions, (ii) the timing of milestone payments, and (iii) changes in estimated development costs and/or expected completion dates, which depend on the success of clinical studies and other research and development efforts. Contract manufacturing revenue may fluctuate depending upon our needs to manufacture our own internal product candidates, our ability to attract third parties to utilize any remaining manufacturing capacity and the particular terms and the nature of the development and manufacturing services that we provide.

Condensed Consolidated Statements of Operations

The following table shows our reported results of operations for the three and six months ended June 30, 2006 and 2005 and proforma amounts, for the three and six months ended June 30, 2005, as if we had applied the provisions of FAS 123R in those periods.

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005 - Proforma	2005 - As Reported	2006	2005 - Proforma	2005 - As Reported
	(In thousands, except per share data)
Revenue
Lilly ICOS collaboration	$15,896	$12,693	$12,693	$30,872	$23,053	$23,053
Contract manufacturing	2,652	3,502	3,502	6,403	5,976	5,976
Co-promotion services	—	1,893	1,893	—	2,843	2,843

Total revenue	18,548	18,088	18,088	37,275	31,872	31,872

Equity in income (losses) of Lilly ICOS	38,040	(689)	(689)	70,676	(21,368)	(21,368)

Operating expenses
Research and development	25,749	24,514	21,295	51,568	50,065	43,508
Marketing and selling	13,074	11,652	10,549	26,630	23,240	20,983
Cost of contract manufacturing	2,999	3,596	3,231	6,789	5,738	5,082
General and administrative	8,368	8,292	4,967	16,935	16,204	9,972

Total operating expenses	50,190	48,054	40,042	101,922	95,247	79,545

Operating income (loss)	6,398	(30,655)	(22,643)	6,029	(84,743)	(69,041)

Other income (expense)
Interest expense	(1,705)	(1,705)	(1,705)	(3,409)	(3,409)	(3,409)
Interest and other income	1,757	1,723	1,723	3,177	3,441	3,441

Total other income (expense)	52	18	18	(232)	32	32

Income (loss) before income taxes	6,450	(30,637)	(22,625)	5,797	(84,711)	(69,009)
Provision for income taxes	375	—	—	375	—	—

Net income (loss)	$6,075	$(30,637)	$(22,625)	$5,422	$(84,711)	$(69,009)

Net income (loss) per share
Basic	$0.09	$(0.48)	$(0.35)	$0.08	$(1.33)	$(1.08)

Diluted	$0.09	$(0.48)	$(0.35)	$0.08	$(1.33)	$(1.08)

Weighted average common shares outstanding
Basic	64,478	63,941	63,941	64,399	63,870	63,870

Diluted	65,034	63,941	63,941	65,117	63,870	63,870

Net income (loss)

Our net income was $6.1 million ($0.09 per share) for the three months ended June 30, 2006, compared to a proforma net loss of $30.6 million ($0.48 per share) and a reported net loss of $22.6 million ($0.35 per share), both for the three months ended June 30, 2005. Our net income was $5.4 million ($0.08 per share) for the six months ended June 30, 2006, compared to a proforma net loss of $84.7 million ($1.33 per share) and a reported net loss of $69.0 million ($1.08 per share), both for the six months ended June 30, 2005.

Revenue

Total revenue was $18.5 million in the second quarter of 2006, compared to $18.1 million in the second quarter of 2005. Total revenue was $37.3 million in the first six months of 2006, compared to $31.9 million for the first six months of 2005.

Lilly ICOS collaboration revenue totaled $15.9 million in the 2006 second quarter, compared to $12.7 million in the second quarter of 2005 and was $30.9 million for the first six months of 2006, compared to $23.1 million for the first six months of 2005. The increases primarily reflect incremental research and development activities performed by ICOS personnel on behalf of Lilly ICOS and reimbursement for 100% of the costs of 40 contract (non-employee) sales representatives retained by ICOS to promote Cialis in the U.S. beginning in January 2006.

Contract manufacturing revenue was $2.7 million in the 2006 second quarter, compared to $3.5 million in the second quarter of 2005. For the first six months of 2006, contract manufacturing revenue was $6.4 million, compared to $6.0 million for the corresponding period of 2005. The decrease, in the second quarter of 2006 compared to 2005, reflects the timing of completion of certain contract manufacturing activities and changes in the mix of services being performed.

Co-promotion services revenue was $1.9 million and $2.8 million, respectively, in the three and six months ended June 30, 2005, representing fees earned under a co-promotion arrangement, with Solvay Pharmaceuticals, Inc., which ended in December 2005.

Equity in income (losses) of Lilly ICOS

Our equity in income of Lilly ICOS was $38.0 million and $70.7 million, respectively, in the three and six months ended June 30, 2006, compared to equity in losses of $0.7 million and $21.4 million, respectively, in the three and six months ended June 30, 2005. See Lilly ICOS Results of Operations later herein.

Operating Expenses

Total operating expenses were $50.2 million for the three months ended June 30, 2006, compared to $48.1 million proforma and $40.0 million as reported, both for the three months ended June 30, 2005. Total operating expenses were $101.9 million for the six months ended June 30, 2006, compared to $95.2 million proforma and $79.5 million as reported both for the six months ended June 30, 2005.

Research and development

Research and development expenses were $25.7 million for the three months ended June 30, 2006, compared to $24.5 million proforma for the three months ended June 30, 2005. Research and development expenses were $51.6 million for the six months ended June 30, 2006, compared to $50.1 million proforma for the six months ended June 30, 2005. The increases primarily reflect activities performed on behalf of Lilly ICOS, as well as higher costs, in 2006, associated with discovery and preclinical research. Proforma research and development expense during the first six months of 2005 includes $3.7 million in costs associated with a clinical program which was discontinued in the 2005 first quarter.

The following table provides information regarding our research and development expenses, by project:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005 - Proforma	2005 - As Reported	2006	2005 - Proforma	2005 - As Reported
	(In thousands)
Cialis (tadalafil) (approved product)	$6,903	$5,483	$4,688	$13,158	$9,902	$8,374
Discontinued clinical project	—	—	—	—	3,690	3,425
Indirect clinical costs	1,987	2,561	1,903	4,299	5,063	3,751
Discovery and preclinical research	16,859	16,470	14,704	34,111	31,410	27,958

Total research and development expenses	$25,749	$24,514	$21,295	$51,568	$50,065	$43,508

Marketing and selling

Marketing and selling expenses were $13.1 million for the three months ended June 30, 2006, compared to $11.7 million proforma for the three months ended June 30, 2005. Marketing and selling expenses were $26.6 million for the six months ended June 30, 2006, compared to $23.2 million proforma for the six months ended June 30, 2005. The increases primarily reflect the costs of the 40 contract (non-employee) sales representatives retained to promote Cialis in the U.S. beginning in January 2006.

Cost of contract manufacturing

Contract manufacturing expenses were $3.0 million for the three months ended June 30, 2006, compared to $3.6 million proforma for the three months ended June 30, 2005. Contract manufacturing expenses were $6.8 million for the six months ended June 30, 2006, compared to $5.7 million proforma for the six months ended June 30, 2005. The fluctuations in expense reflect changes in the mix of services performed, the timing of completion of certain contract manufacturing activities and higher costs associated with certain 2006 projects.

General and administrative

General and administrative expenses were $8.4 million for the three months ended June 30, 2006, compared to $8.3 million proforma for the three months ended June 30, 2005. General and administrative expenses were $16.9 million for the six months ended June 30, 2006, compared to $16.2 million proforma for the six months ended June 30, 2005. The year-to-date higher costs in 2006 primarily reflect the impact of increases in salaries and wages.

Lilly ICOS Results of Operations

See Note 2 of the Notes to Condensed Consolidated Financial Statements for a condensed summary of Lilly ICOS’ operating results for the three and six months ended June 30, 2006 and 2005.

Worldwide net product sales of Cialis for the three months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Lilly ICOS territories:
United States	$93,779	$71,118	$176,316	$113,862
Europe	71,374	60,925	138,960	117,189
Canada and Mexico	17,508	13,839	34,659	26,025

Total Lilly ICOS	182,661	145,882	349,935	257,076
Royalty territories	50,580	45,050	106,200	83,998

Worldwide total	$233,241	$190,932	$456,135	$341,074

Total Lilly ICOS revenue for the second quarter of 2006 was $194.3 million, compared to $154.9 million for the second quarter of 2005. Total Lilly ICOS revenue for the first six months of 2006 was $372.7 million, compared to $273.9 million for the first six months of 2005. The increases reflect the impact of market share gains, market growth and price increases since the beginning of 2005. The increase for the 2006 six months also reflects the impact of an estimated $27 million in aggregate wholesaler inventory reductions during the 2005 first quarter. Royalty revenue in the second quarter of 2006 includes $1.5 million related to a reconciliation of third party sales.

Net sales of Cialis in the U.S. increased $22.7 million, or 31.9%, to $93.8 million in the 2006 second quarter, as compared to the 2005 second quarter. Net sales of Cialis in Europe increased 17.2%, to $71.4 million in the second quarter of 2006, compared to the same period of the prior year. Based on constant currency exchange rates, the increase in net sales of Cialis in Europe was 20.6%. 2006 second quarter net sales of Cialis in Canada and Mexico increased 26.5%, to $17.5 million, compared to the 2005 second quarter. Based on constant currency exchange rates, the increase in net sales of Cialis in Canada and Mexico was 21.6%.

Total Lilly ICOS expenses were $118.5 million in the second quarter of 2006, compared to $156.6 million in the second quarter of 2005. Total expenses were $231.9 million in the first six months of 2006, compared to $317.2 million in the first six months of 2005.

Cost of sales, including royalties payable by Lilly ICOS equal to 5% of its net product sales, was 7.9% of net product sales in the three and six months ended June 30, 2006 compared to 8.2% and 8.4%, respectively, of net product sales in the three and six months ended June 30, 2005. The percentage decrease was primarily the result of price increases in 2005 and 2006.

Selling, general and administrative expenses decreased $35.9 million from the second quarter of 2005, to $90.3 million in the 2006 second quarter. Selling, general and administrative expenses decreased $86.4 million from the first six months of 2005, to $176.9 million in the first six months of 2006. The decreases were primarily due to refinements to the U.S. sales force configuration and lower consumer marketing expenses in the first six months of 2006.

Research and development expenses decreased to $13.8 million in the second quarter of 2006, compared to $18.4 million in the second quarter of 2005. Research and development expenses decreased to $27.3 million in the first six months of 2006, compared to $32.3 million in the first six months of 2005. The decreases were primarily the result of completing, in 2005, a BPH Phase 2 clinical study and once-a-day dosing trials, as well as other regulatory studies, partially offset by increased costs associated with the ongoing Phase 2 proof-of-concept clinical study in hypertension and Phase 3 clinical study in PAH.

Liquidity and Capital Resources

At June 30, 2006, we had cash, cash equivalents, investment securities and associated interest receivable of $179.8 million, compared to $162.8 million at December 31, 2005. The increase is primarily a result of cash provided by operating activities for the six months ended June 30, 2006.

We generated $18.5 million in cash from operating activities during the six months ended June 30, 2006, compared to using $46.3 million during the six months ended June 30, 2005. The change in operating cash flow primarily reflects $66.4 million in cash distributions received from Lilly ICOS during the first six months of 2006. We expect to receive future cash distributions from Lilly ICOS, subject to Lilly ICOS’ continuing profitability and cash requirements.

We used $21.8 million in cash from investing activities during the first six months of 2006, compared to generating $42.1 million during the first six months of 2005. Cash used for investing activities during the first six months of 2006 included a $17.8 million net increase in our investment portfolio, compared to an $81.1 million net decrease in our investment portfolio during the first six months of 2005. We invested $36.3 million in Lilly ICOS during the first six months of 2005.

Net cash provided by financing activities (from the exercise of stock options) totaled $2.8 million in the first six months of 2006, compared to $3.4 million in the first six months of 2005.

Our existing cash and cash equivalents, investment securities, interest income from our investments, distributions of expected profits from Lilly ICOS, and cash flow from potential future collaborations, are believed to be sufficient to fund our operations for at least the next twelve months. However, in view of (i) the fact that Lilly ICOS only recently became profitable, (ii) our ongoing research and development efforts, and (iii) potential expansion of our operations through in-licensing, collaborations or acquisitions, it is possible that we may need additional financing. Additional financing may not be available when we need it or may be unavailable on acceptable terms. If we are unable to raise additional funds when we need them, we may be required to delay, scale back or eliminate expenditures for some of our marketing and selling activities or our research and development programs, grant rights to third parties to develop and market product candidates that we would prefer to develop and market on our own, or forego attractive in-licensing, collaboration or acquisition opportunities.

Our future cash requirements will depend on various factors which, to some extent, are beyond our control, including:

•	continued successful commercialization of Cialis around the world;

•	acquisitions of products, technologies or businesses, if any;

•	funding levels for research and development programs, including continued funding from our collaboration partners;

•	the results, timing and extent of preclinical and clinical studies;

•	the time and costs involved in filing and prosecuting patents and enforcing and defending patent claims;

•	the regulatory process in the U.S. and other countries;

•	relationships with research and development collaborators;

•	capital contributions to our affiliates;

•	capital expenditures for property, plant and equipment;

•	competing technological and market development activities; and

•	the time and costs of manufacturing, scale-up and commercialization activities.

We have engaged in collaborations and joint development arrangements with other parties where the capabilities and strategies of the other parties complement ours. Depending on the specific terms of our collaborative agreements, we may record revenue to the extent we are reimbursed for services we provide on behalf of a jointly owned entity. For example, we record collaboration revenue for research, development, marketing and sales services we provide to or on behalf of Lilly ICOS. Although collaborations, partnerships and joint ventures have provided revenue to us in the past, we cannot assure you that this type of revenue will be available to us in the future.

We intend to expand our operations and portfolio of product candidates in clinical studies, as well as to continue discovery and preclinical research to identify additional product candidates. We also intend to continue to engage in pre-marketing activities necessary to bring our product candidates to market. Due to the uncertainties of drug development and commercialization, as discussed elsewhere herein, we are unable to determine if, or when, any of our current product candidates will begin to generate net cash inflows.

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

At June 30, 2006, our financial instruments include cash, cash equivalents, marketable investment securities, receivables, accounts payable and convertible subordinated debt. We do not use derivative financial instruments in our investment portfolio. Our exposure to market risk for changes in interest rates relates primarily to our marketable investment securities and convertible subordinated debt. Because of the relatively short maturities of our investments, we do not expect interest rate fluctuations to materially affect the aggregate value of our financial assets. The fair value of our convertible subordinated debt is expected to change inversely to changes in interest rates. Also, the fair value of our convertible subordinated debt is expected to change as our stock price and the expected volatility of our stock price change. The fair value of our convertible subordinated debt was $232.7 million at June 30, 2006, with a carrying amount of $278.7 million at that date.

ITEM 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, have concluded that, as of that date, our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	Other Information

ITEM 1.  Legal Proceedings

There were no material developments in our legal proceedings during the quarter ended June 30, 2006. See notes to our Condensed Consolidated Financial Statements in Part I, Item 1 and Risk Factors in Part II, Item 1A. See also Part I, Item 3 of our annual report on Form 10-K for the year ended December 31, 2005.

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

We have incurred significant operating losses since we began operations in 1990. As of June 30, 2006, we had an accumulated deficit of $857.1 million. We cannot assure you that we will be able to achieve or increase profitability. Directly, and through Lilly ICOS, we expect to continue to incur substantial marketing and other expenses related to commercializing Cialis in the United States, Europe, Mexico and Canada. Furthermore, Lilly ICOS may incur significant expenses in demonstrating safety and efficacy in order to provide a basis for seeking regulatory approvals to market tadalafil in new indications and dosage regimens. We anticipate that operating expenses will increase in the future as we continue development of our potential products, seek to obtain necessary regulatory approvals and manufacture and market these product candidates. Lilly ICOS and/or ICOS may be unable to generate sufficient revenues from Cialis and other products to achieve and maintain profitability. Overall changes in market demand for erectile dysfunction drugs, and Lilly ICOS’ ability to capture and retain market share, will significantly affect revenues and expected profitability from Cialis and, in turn, our results of operations and cash flows.

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

If we or others identify additional side effects, or if manufacturing problems occur, approval of Cialis could be withdrawn or sales of Cialis could be significantly reduced.

General post-marketing surveillance of Cialis is ongoing, as well as specific studies that are required as part of our marketing approvals in various jurisdictions or to provide a basis for seeking regulatory approvals to market in additional indications. Either of these sources could result in the identification of new or potential side effects. For example, in May 2005, Lilly ICOS added certain vision-related adverse events to the label for Cialis, based on reports from post-marketing surveillance. Subsequently, there was substantial media attention regarding a possible connection between use of Viagra® (sildenafil citrate), another PDE5 inhibitor for the treatment of erectile dysfunction, and the development of non-arteritic anterior ischemic optic neuropathy (NAION), a condition that may lead to permanent visual impairment or blindness. A causal relationship between the development of NAION and use of these drugs has not been established. Such a causal relationship could be established in the future.

If we or others identify additional or potential side effects, or if manufacturing problems occur:

•	sales may be adversely affected;

•	we may take Cialis off the market;

•	regulatory approval may be withdrawn or other regulatory sanctions may be imposed;

•	reformulation of the product, additional clinical studies, and/or changes in labeling of the product may be required;

•	changes to or re-approvals of our or our partner’s manufacturing facilities may be required;

•	our reputation in the marketplace may suffer; and

•	lawsuits, including class action suits, may be brought against us.

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

Cialis and our potential products, if approved and commercialized, compete or will compete against well established existing therapeutic products or treatments. For example, Pfizer Inc. markets Viagra® (sildenafil citrate), a PDE5 inhibitor that competes with our product, Cialis. GlaxoSmithKline and Bayer AG, outside the United States, and GlaxoSmithKline and Schering-Plough Corporation, in the United States, are marketing Levitra® (vardenafil HCl), a third PDE5 inhibitor. Pfizer, Bayer AG, GlaxoSmithKline and Schering-Plough have invested substantial resources in marketing their PDE5 inhibitor products, and we would anticipate that they would continue efforts to aggressively compete in this market. In addition, a number of pharmaceutical and biotechnology companies are currently developing new products targeting the same diseases and medical conditions that we target. Another PDE5 inhibitor, Zydena™ (udenafil), was approved for marketing in Korea in November 2005, and an investigational new drug application related to this product has been filed with the FDA. Other erectile dysfunction treatments are in development, and any other products or technologies that are directly or indirectly successful in treating erectile dysfunction could negatively impact the market for Cialis. If a PDE5 inhibitor with a time of effectiveness comparable to or longer than that of Cialis or a generic PDE5 inhibitor is successfully commercialized, it might have a significant adverse effect on the market for Cialis.

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

Any failure to receive the regulatory approvals necessary to commercialize our product candidates, including once-a-day dosing of Cialis in ED and additional indications for tadalafil, could severely harm our business. Human therapeutic products are subject to extensive and rigorous government regulation. For example, the FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. Products marketed abroad are also subject to extensive regulation by foreign governments. Except for Cialis, we have not had any product candidate approved for sale in any country. In addition, we have only limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain such approvals.

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

We do not currently have facilities to manufacture Cialis or our product candidates in quantities necessary for commercial sale. In addition, our manufacturing capacity may be inadequate to complete all clinical studies contemplated by us over time. We intend to rely significantly on contract manufacturers, including collaboration partners, to produce large quantities of drug material needed for clinical studies and commercialization of Cialis and our potential products. Cialis is currently manufactured by Lilly. On June 28, 2006, Lilly announced that it may discontinue operations at a facility that manufactures Cialis for markets outside the United States. If this closure occurs, Lilly will need to transition this manufacturing to another facility and we will be dependent on Lilly to avoid an interruption in supply. In general we depend, and will continue to depend on contract manufacturers to deliver materials on a timely basis and to comply with regulatory requirements, including Good Manufacturing Practices, or GMP, regulations enforced by the FDA through its facilities inspection program. Contract manufacturers may be unable to meet our needs with respect to timing, quantity or quality of materials, and may fail to satisfy applicable regulatory requirements with respect to the manufacture of these materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our revenues and potential profitability may be lower.

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

We face inherent exposure to product liability claims in the event that the use of Cialis or any of our product candidates is alleged to have resulted in harm to others. This risk exists with respect to usage in clinical studies as well as for products that we sell. We may incur significant liability if product liability or malpractice lawsuits against us are successful. Furthermore, product liability claims, regardless of their merits, could be costly and time-consuming and could divert the attention of management and key personnel from other business concerns, or adversely affect our reputation and the demand for our products. Although we maintain product liability insurance, we cannot be certain that this coverage is adequate or that it will continue to be available to us on acceptable terms.

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

Broadcast advertising for prescription drugs has recently been the focus of attention by Congress and the media. Some general objections have been raised to marketing prescription drugs directly to consumers that impact the industry as a whole. In addition, some members of Congress, and others, have raised specific objections to advertising for erectile dysfunction medications like Cialis and have proposed placing limits on the hours when television advertisements may be aired. We do not know at this time whether these or other limitations might be imposed on the manner in which we advertise Cialis. Future restrictions on direct-to-consumer advertising of erectile dysfunction medications could impact us and our competitors; however, the relative impact on each product might be affected by other factors such as length of time on the market or current recognition of the brand. Any such restrictions might impede our ability to implement our preferred promotional strategy or strategies, which may in turn affect sales of Cialis or other potential products that we market.

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

ITEM 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 11, 2006. The proposals voted upon and the results of the voting are as follows:

1.	The following nominees for election as directors, to hold office for a term as defined in the proxy statement and until their successors are duly elected and qualified, received the number of votes set forth opposite his/her respective name:

Nominee	For	Withheld
James L. Ferguson	55,585,185	1,848,995
Robert J. (Bob) Herbold	56,138,376	1,295,804
David V. Milligan, Ph.D.	55,646,120	1,788,060

The aforesaid nominees were elected as directors for the term set forth in the proxy statement.

2.	The proposal to ratify the appointment of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2006 received the following votes:

Votes
For	56,903,879
Against	403,280
Abstain	127,021

The appointment of KPMG LLP was ratified.

3.	The shareholder proposal regarding board declassification received the following votes:

Votes
For	24,425,933
Against	9,169,570
Abstain	5,738,152
Broker non-votes	18,100,505

The foregoing proposal was approved.

4.	The shareholder proposal regarding engagement with certain stockholders received the following votes:

Votes
For	12,268,129
Against	21,274,775
Abstain	5,790,751
Broker non-votes	18,100,525

The foregoing proposal was not approved.

ITEM 6.	Exhibits

31.1	Section 302 Certification of Paul N. Clark

31.2	Section 302 Certification of Michael A. Stein

32.1	Certification of Paul N. Clark Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael A. Stein Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICOS CORPORATION

Date: August 3, 2006	By:	/s/ MICHAEL A. STEIN
Michael A. Stein
Senior Vice President and Chief Financial Officer (Principal Financial Officer)