Form 10-Q
period 2006-09-30
ICOS CORP
filed 2006-11-02
CIK 874294

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2006

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

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at September 30, 2006
Common Stock, $0.01 par value	65,532,763

ICOS CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I. Financial Information

ITEM 1. Financial Statements

ICOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006*	2005*	2006*	2005*
Revenue:
Lilly ICOS collaboration:
Marketing and sales	$9,110	$6,812	$26,756	$20,055
Research and development	7,265	6,816	20,491	16,626

	16,375	13,628	47,247	36,681
Contract manufacturing	4,265	5,347	10,668	11,323
Co-promotion services	—	1,791	—	4,634

Total revenue	20,640	20,766	57,915	52,638

Equity in income (losses) of Lilly ICOS	39,974	10,038	110,650	(11,330)

Operating expenses:
Research and development	25,343	21,435	76,911	64,943
Marketing and selling	13,168	10,871	39,798	31,854
Cost of contract manufacturing	4,641	4,350	11,430	9,432
General and administrative	8,121	5,324	25,056	15,296

Total operating expenses	51,273	41,980	153,195	121,525

Operating income (loss)	9,341	(11,176)	15,370	(80,217)

Other income (expense):
Interest expense	(1,704)	(1,704)	(5,113)	(5,113)
Interest and other income	2,302	1,426	5,479	4,867

Total other income (expense)	598	(278)	366	(246)

Income (loss) before income taxes	9,939	(11,454)	15,736	(80,463)
Provision for income taxes	220	—	595	—

Net income (loss)	$9,719	$(11,454)	$15,141	$(80,463)

Net income (loss) per common share
Basic and diluted	$0.15	$(0.18)	$0.23	$(1.26)

Weighted-average common shares outstanding
Basic	64,552	64,075	64,450	63,940

Diluted	65,223	64,075	65,165	63,940

*	Net income for the three months and nine months ended September 30, 2006, includes $5.4 million and $17.7 million, respectively, in stock option compensation expense recognized in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which we adopted on January 1, 2006. We recognized no stock option compensation expense during the three and nine months ended September 30, 2005. Had we recognized stock option compensation expense for the three and nine months ended September 30, 2005, as now required by FAS 123R, our proforma net loss would have been $19.3 million and $104.0 million, respectively, reflecting $7.9 million and $23.6 million, respectively, in proforma stock option expense for those periods. See Notes 2 and 6 to our condensed consolidated financial statements for additional information.

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$21,191	$10,023
Investment securities, at market value	85,196	113,686
Interest receivable	1,496	1,241
Receivable from Lilly ICOS	22,138	14,300
Other	5,103	5,274

Total current assets	135,124	144,524
Investment securities, at market value	79,922	37,832
Investment in Lilly ICOS	46,502	35,497
Property and equipment, net	18,269	17,995
Deferred financing costs and other	4,818	5,919

	$284,635	$241,767

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Payables and accruals	$20,749	$19,466
Accrued interest	1,393	2,787
Deferred revenue	1,458	134

Total current liabilities	23,600	22,387

Convertible subordinated debt	278,650	278,650

Stockholders’ deficit:
Common stock	655	650
Additional paid-in capital	829,463	819,339
Unearned equity compensation	—	(15,919)
Accumulated other comprehensive loss	(311)	(777)
Accumulated deficit	(847,422)	(862,563)

Total stockholders’ deficit	(17,615)	(59,270)

	$284,635	$241,767

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$15,141	$(80,463)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in (income) losses of Lilly ICOS	(110,650)	11,330
Distributions from Lilly ICOS	99,645	—
Stock–based compensation	22,216	946
Depreciation and amortization	5,006	4,320
Amortization of deferred financing costs and net investment premiums	1,134	2,495
Changes in operating assets and liabilities:
Receivables and other assets	(7,397)	(4,516)
Payables and accruals	1,272	(5,094)

Net cash provided by (used in) operating activities	26,367	(70,982)

Cash flows from investing activities:
Purchases of investment securities	(192,802)	(173,779)
Maturities of investment securities	105,574	66,449
Sales of investment securities	73,894	206,520
Acquisitions of property and equipment	(5,280)	(3,497)
Investment in Lilly ICOS	—	(36,764)

Net cash provided by (used in) investing activities	(18,614)	58,929

Cash flows from financing activities:
Proceeds from stock options	3,415	5,519

Net cash provided by financing activities	3,415	5,519

Net increase (decrease) in cash and cash equivalents	11,168	(6,534)
Cash and cash equivalents, beginning of period	10,023	12,778

Cash and cash equivalents, end of period	$21,191	$6,244

Supplemental disclosure of cash flow information:
Interest payments on convertible subordinated debt	$5,573	$5,573

Income taxes paid	$580	$—

See accompanying notes to condensed consolidated financial statements.

ICOS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(unaudited)

1.	Pending Acquisition by Eli Lilly and Company

On October 16, 2006, ICOS Corporation and Eli Lilly and Company (Lilly), entered into an Agreement and Plan of Merger, pursuant to which Lilly will acquire all of the outstanding stock of ICOS for a purchase price of $32 per share in cash, without interest. Completion of the merger is subject to customary conditions, including the approval of ICOS’ shareholders, the absence of any material adverse effect on ICOS’ business and applicable regulatory approvals. The merger is expected to close near the end of 2006. Upon execution of the merger agreement, ICOS incurred $2.0 million in financial advisory fees, which will be expensed in the 2006 fourth quarter.

Also, on October 16, 2006, ICOS and Mellon Investor Services LLC, as Rights Agent, entered into a second amendment to ICOS’ Rights Agreement dated August 9, 2002 (the Rights Agreement), as amended, to permit the execution of the merger agreement and the proposed merger, without triggering the separation or exercise of the Rights (as defined) or any adverse event under the Rights Agreement.

2.	Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements present the results of operations, financial position and cash flows of ICOS Corporation and subsidiaries (collectively, ICOS), all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated in consolidation.

ICOS and Lilly each own 50% of Lilly ICOS LLC (Lilly ICOS) and have joint authority to make decisions on its behalf. Accordingly, we account for our investment using the equity method, whereby the cost of our investment is adjusted for (i) our share of Lilly ICOS’ total comprehensive income or loss, and (ii) distributions from Lilly ICOS. Our share of Lilly ICOS’ net income or net loss is reported in our condensed consolidated statements of operations as equity in income (losses) of Lilly ICOS, and our share of Lilly ICOS’ unrealized gains and losses, if any, are reported as a component of accumulated other comprehensive income (loss).

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

In our opinion, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary to present fairly our financial position as of September 30, 2006 and December 31, 2005, and our results of operations for the three and nine months ended September 30, 2006 and 2005, and our cash flows for the nine months ended September 30, 2006 and 2005. Interim results are not necessarily indicative of results for a full year.

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

Our condensed consolidated statements of operations for the three and nine months ended September 30, 2006, include compensation expense related to (i) stock-based awards granted prior to, but not fully vested as of, January 1, 2006, based on grant-date fair value estimated in accordance with the proforma provisions of FAS 123, and (ii) stock-based awards granted in 2006, based on grant-date fair value estimated in accordance with FAS 123R.

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

Reclassifications

Certain amounts reported in the prior year have been reclassified to conform to the 2006 presentation.

3.	Lilly ICOS Operating Results

Lilly ICOS is marketing Cialis® (tadalafil), in North America and Europe, for the treatment of erectile dysfunction. Cialis is also available outside of North America and Europe, where Lilly has exclusive marketing rights and pays royalties to Lilly ICOS based on net sales in those territories.

The following table summarizes the operating results of Lilly ICOS for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Revenue:
Product sales, net	$190,578	$154,157	$540,513	$411,233
Royalties	11,008	8,172	33,738	24,972

Total revenue	201,586	162,329	574,251	436,205

Expenses:
Cost of sales*	15,031	12,378	42,783	34,064
Selling, general and administrative	91,830	112,152	268,689	375,411
Research and development	15,087	18,035	42,409	50,322

Total expenses	121,948	142,565	353,881	459,797

Net income (loss)	$79,638	$19,764	$220,370	$(23,592)

ICOS Corporation’s share of net income (loss)	$39,974	$10,038	$110,650	$(11,330)

* Includes $103 per month of license fee amortization applicable only to Lilly’s interest in Lilly ICOS.

4. Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net income (loss)	$9,719	$(11,454)	$15,141	$(80,463)
Net unrealized gain (loss) on investment securities	525	(96)	466	(149)
Equity in Lilly ICOS’ unrealized gain (loss) on foreign currency hedge	—	(399)	—	707

Comprehensive income (loss)	$10,244	$(11,949)	$15,607	$(79,905)

5.	Net Income (Loss) per Common Share

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Net income (loss)	$9,719	$(11,454)	$15,141	$(80,463)

Denominator:
Weighted-average common shares – basic	64,552	64,075	64,450	63,940
Dilutive stock options, restricted shares and restricted stock units	671	—	715	—

Weighted-average common shares – diluted	65,223	64,075	65,165	63,940

Numerator/Denominator:
Net income (loss) per common share – basic and diluted	$0.15	$(0.18)	$0.23	$(1.26)

Antidilutive securities excluded from the computation of diluted net income (loss) per common share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Restricted shares	—	818	—	818
Shares issuable upon:
Exercise of stock options	9,996	11,302	10,007	11,302
Conversion of subordinated debt	4,531	4,531	4,531	4,531

6.	Stock-Based Compensation

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

A total of 15.4 million shares of common stock have been made available for grant under the Restated Plan and its predecessors since adoption. At September 30, 2006, approximately 2.2 million shares were reserved and remained available for grant thereunder.

Change in Accounting for Stock-Based Compensation

As a result of adopting FAS 123R, our operating expenses for the three and nine months ended September 30, 2006 include $5.4 million and $17.7 million, respectively, in stock option expense. Our operating expenses for the three and nine months ended September 30, 2005 include $0.9 million in stock-based compensation for restricted share awards. As permitted by FAS 123, no stock option expense was recognized during 2005.

The following table illustrates the effect on net income (loss) and net income (loss) per share had we applied the provisions of FAS 123R to stock-based compensation awards in the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005 - Proforma	2006	2005 - Proforma
	(In thousands)		(In thousands)
Net income (loss):
As reported	$9,719	$(11,454)	$15,141	$(80,463)
Add: Stock–based employee compensation expense included in reported net income (loss)	7,089	946	22,216	946
Deduct: Stock–based employee compensation expense determined under fair–value based method for all awards	(7,089)	(8,822)	(22,216)	(24,524)

Net income (loss) (2006 as reported; 2005 proforma)	$9,719	$(19,330)	$15,141	$(104,041)

Net income (loss) per share — basic and diluted:
As reported	$0.15	$(0.18)	$0.23	$(1.26)

Proforma		$(0.30)		$(1.63)

Had we applied APB 25 in the three and nine months ended September 30, 2006, stock-based compensation expense would have been $1.7 million and $4.6 million, respectively, and net income would have been $15.1 million ($0.23 per share) and $32.8 million ($0.51 per share), respectively.

The following table shows the allocation of 2006 actual and 2005 proforma stock-based compensation expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005 - Proforma	2006	2005 - Proforma
	(In thousands)		(In thousands)

Research and development	$2,713	$3,568	$8,854	$10,125
Marketing and selling	1,055	1,163	3,150	3,420
Cost of contract manufacturing	590	421	1,150	1,077
General and administrative	2,731	3,670	9,062	9,902

Total stock-based compensation expense	$7,089	$8,822	$22,216	$24,524

The following table shows 2006 actual and 2005 proforma stock-based compensation expense by type of award:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005 - Proforma	2006	2005 - Proforma
	(In thousands)		(In thousands)
Stock options	$5,404	$7,876	$17,657	$23,578
Restricted shares	1,318	946	3,724	946
Restricted stock units	367	—	835	—

	$7,089	$8,822	$22,216	$24,524

Stock Options

A summary of stock options as of and for the nine months ended September 30, 2006 is presented below.

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2005	10,941	$33.45	5.8	$25,314

Granted	791	24.91
Forfeited or expired	(459)	33.50
Exercised	(388)	10.11

Outstanding at September 30, 2006	10,885	$33.66	5.4	$11,232

Exercisable at September 30, 2006	8,951	$34.90	4.8	$10,711

Aggregate intrinsic value in the above table represents the aggregate amount, for all options, by which the December 31, 2005, and September 30, 2006 closing share prices exceed the exercise price of the stock options at those dates. This value will fluctuate in the future based on the fair market value of our common stock. The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $1.0 million and $5.4 million, respectively. The grant-date fair value of options exercised in the three and nine months ended September 30, 2006, calculated using the Black-Scholes-Merton option pricing model, was $0.5 million and $2.1 million, respectively. As of September 30, 2006, there was $23.1 million of unrecognized compensation related to unvested stock options which is expected to be recognized over a weighted-average period of 2.1 years.

The estimated per share weighted-average grant-date fair values of stock options granted during the three and nine months ended September 30, 2006, were $9.65 and $11.07, respectively, and $11.96 and $12.05, respectively, during the three and nine months ended September 30, 2005. Amounts were determined using the Black-Scholes-Merton option pricing model based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	37.0%	43.0%	37.0%	43.3%
Risk-free interest rate	4.0%	4.1%	4.3%	4.0%
Expected life in years	6.3	6.3	6.3	6.3

The assumptions used in calculating the value of stock options, which involve inherent uncertainties and the application of management judgment, were based on the following:

•	Expected dividend yield — reflects ICOS’ present intention to retain earnings, if any, for use in the operation and expansion of our business;

•	Expected volatility — determined considering historical volatility of our common stock over the preceding six years, implied volatility of near-the-money traded stock options with remaining contractual maturities of approximately two years and significant changes in our business that have resulted in lower volatility, both implied and during the past two years;

•	Risk-free interest rate — based on the yield available on U.S. Treasury zero coupon issues with a remaining term approximating the expected life of the stock option awards; and,

•	Expected life — calculated using the “simplified method” in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.

Restricted Shares

A summary of restricted shares as of and for the nine month period ended September 30, 2006, is presented below:

	Number of Shares	Weighted Average Grant- Date Fair Value Per Share
	(In thousands)
Outstanding at December 31, 2005	818	$22.03
Granted	127	24.27
Forfeited	(18)	23.61
Vested	—	—

Outstanding at September 30, 2006	927	$22.31

The grant-date fair value of restricted share awards is the closing market price of our common stock on that day. Restricted share awards granted in 2006 vest annually, on the anniversary date, over a 4 year period. During the three and nine months ended September 30, 2005, the Company issued 0.8 million of restricted share awards with a weighted-average grant-date fair value per share of $22.03. Restricted share awards granted in 2005 vest at the end of a period of continued service ranging between 3 and 5 years. As of September 30, 2006, there was $14.3 million of unrecognized compensation related to nonvested restricted shares which is expected to be recognized over a weighted-average period of 3.0 years.

Restricted Stock Units

A summary of restricted stock units outstanding as of and for the nine months ended September 30, 2006, is presented below:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
	(In thousands)
Outstanding at December 31, 2005	—	$—
Granted	275	24.34
Forfeited	(27)	24.87
Vested	—	—

Outstanding at September 30, 2006	248	$24.28

The grant-date fair value of restricted stock unit awards is the closing market price of our common stock on that day. Restricted stock unit awards granted in 2006 vest annually, on the anniversary date, over a 4 year period. There were no restricted stock unit awards granted in 2005. As of September 30, 2006, there was $5.1 million of unrecognized compensation related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 3.2 years.

7.	Income Taxes

For the three and nine months ended September 30, 2006, we recognized $0.2 million and $0.6 million, respectively, in U.S. Federal alternative minimum tax (AMT) and state income taxes. AMT may be recoverable, in future years, to the extent the regular Federal income tax exceeds AMT.

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

In reexamination, the PTO Examiner issued several office actions rejecting Pfizer claim 24 (the basis of Pfizer’s patent infringement suit against us), culminating in a final office action issued on March 27, 2006. In particular, the Examiner rejected claim 24 on the basis that certain prior art rendered the claimed invention not new, and therefore unpatentable under 35 U.S.C. §102(b), and obvious, under the judicially created doctrine of obviousness-type double patenting. Pfizer filed a response to the final office action on May 24, 2006, and has appealed the Examiner’s decision to the PTO’s Board of Patent Appeals and Interferences. Pfizer filed its Appeal Brief in this appeal on July 24, 2006. Pfizer may subsequently appeal the Board’s decision to the U.S. Court of Appeals for the Federal Circuit.

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

On October 18, 2006, two purported shareholder class action lawsuits (Max Kaiser v. ICOS Corporation, et al. (Case No. 06-2-11897-7) and Michael Boteler v. ICOS Corporation, et al. (Case No. 06-2-11898-5)) were filed in

Snohomish County (WA) Superior Court on behalf of ICOS shareholders concerning the proposed acquisition of all of ICOS’ outstanding common stock by Eli Lilly and Company. The complaint names as defendants ICOS, certain of its officers and directors, and Lilly and alleges that the ICOS defendants breached their fiduciary duties by adopting the Merger Agreement and approving the proposed transaction. The complaints seek an injunction preventing the completion of the proposed transaction, and to recover unspecified damages. ICOS believes the lawsuits are without merit and intends to defend the actions vigorously.

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

Pending Acquisition by Eli Lilly and Company

On October 16, 2006, ICOS Corporation and Lilly, entered into an Agreement and Plan of Merger, pursuant to which Lilly will acquire all of the outstanding stock of ICOS for a purchase price of $32 per share in cash, without interest. Completion of the merger is subject to customary conditions, including the approval of ICOS’ shareholders, the absence of any material adverse effect on ICOS’ business and applicable regulatory approvals. The merger is expected to close near the end of 2006. Upon execution of the merger agreement, ICOS incurred $2.0 million in financial advisory fees, which will be expensed in the 2006 fourth quarter.

Also, on October 16, 2006, ICOS and Mellon Investor Services LLC, as Rights Agent, entered into a second amendment to ICOS’ Rights Agreement dated August 9, 2002 (the Rights Agreement), as amended, to permit the execution of the merger agreement and the proposed merger, without triggering the separation or exercise of the Rights (as defined) or any adverse event under the Rights Agreement.

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

Certain forward-looking statements are based on Lilly’s and ICOS’ current expectations, estimates and projections relating to the proposed acquisition of ICOS by Lilly, including the expected closing of the transaction and the benefits thereof. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of Lilly and ICOS. Accordingly, no assurances can be given that the proposed transaction will occur or that such results will be achieved. There are a number of important factors that could cause actual results to differ materially from those projected, including risks associated with our ability to satisfy the conditions to closing set forth in the definitive agreement, product commercialization, research and clinical development, regulatory approvals, manufacturing, collaboration arrangements, liquidity, competition, intellectual property claims, litigation and other risks.

Overview

The following management discussion and analysis is intended to provide information which will enhance a reader’s understanding of our business, results of operations, financial condition and related matters. It is organized as follows:

•	In the section entitled “ICOS Corporation Background,” we briefly describe our primary sources of revenue and cash, the importance of collaborations to our business, the business environment in which we operate, our approved product (Cialis) and our research and development programs.

•	In “Results of Operations,” we identify each of our most critical accounting policies and estimates, including our accounting for stock-based compensation, as well as the primary factors that are likely to contribute to significant variability of our results of operations from period to period. We then provide detailed narrative regarding significant changes in our and Lilly ICOS’ results of operations for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005.

•	Finally, under the section entitled “Liquidity and Capital Resources,” we discuss our September 30, 2006 liquidity, our cash flows for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, and factors that may influence our future cash requirements.

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

We recognize revenue for services we provide, under sales and marketing, research and development, contract manufacturing and co-promotion agreements, and for amounts earned from licensing of our technology. The majority of our revenue relates to cost reimbursement for sales and marketing and research and development activities that we conduct on behalf of Lilly ICOS. Our sources of cash from operating activities include, among other items, distributions to be received based on the profitability of Lilly ICOS and amounts earned from the aforementioned revenue sources.

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

Overall growth in market demand for erectile dysfunction drugs, Lilly ICOS’ ability to capture and retain increased market share, and Lilly ICOS’ flexibility in setting the sales price for Cialis, each may significantly affect revenues and expected profitability from Cialis and, in turn, our results of operations and cash flows. Worldwide sales of Cialis increased 26% in the 2006 third quarter, to $245.6 million, compared to $195.1 million in the third quarter of 2005. For the first nine months of 2006, worldwide sales of Cialis were $701.8 million, compared to $536.1 million for the corresponding period of 2005. For the month of September 2006, Cialis U.S. market share was 26.6%, compared to 24.8% in the same month of the prior year.1 In Europe, Canada and Mexico combined, Cialis held a 35.5% aggregate market share for August 2006, an increase of 3.0 percentage points of share since August 2005.2

Clinical Programs

Tadalafil

Lilly ICOS is currently evaluating tadalafil for potential new commercial opportunities in erectile dysfunction (ED) and other indications, including the following:

Once-A-Day for Erectile Dysfunction

In June 2006, we announced that Lilly ICOS had submitted, to the European Medicines Agency (EMEA), a regulatory filing seeking marketing approval of Cialis 2.5 mg and 5 mg once-a-day dosing to treat erectile dysfunction. Lilly ICOS filed a licensing application for once-a-day dosing in Canada in July 2006 and plans to file a supplemental new drug application for once-a-day dosing in the United States late in 2006. If approved, the first launches of once-a-day dosages could occur in late 2007. The regulatory filings followed the completion of three Phase 3 clinical studies that evaluated the efficacy and safety of Cialis when administered once-a-day for the treatment of ED.

[1]	IMS Health, IMS National Prescription Audit Plus™ (based on total prescriptions), September 2006.

[2]	IMS Health, IMS MIDAS (based on tablets from wholesalers to pharmacies), August 2006.

Benign Prostatic Hyperplasia (BPH)

In 2005, Lilly ICOS completed a Phase 2 clinical study and reported positive results in the treatment of lower urinary tract symptoms in men with BPH. In August 2006, Lilly ICOS began enrolling patients in a Phase 2b clinical study to evaluate the efficacy and safety of multiple doses of tadalafil, compared to placebo, for symptoms of BPH. This trial may serve as a pivotal study to support regulatory filings seeking approval of tadalafil for the treatment of BPH.

Hypertension

In 2005, Lilly ICOS initiated a Phase 2 study to evaluate the efficacy and safety of tadalafil, compared to placebo, for the treatment of mild to moderate hypertension. The proof-of-concept Phase 2 study was recently completed, in which 180 patients were dosed once-a-day with 5 mg tadalafil, 20 mg tadalafil, or placebo, for eight weeks. The results were consistent with results previously reported from clinical pharmacology studies conducted for the ED indication. Patients in the 5 mg tadalafil group had a mean blood pressure decline of 5.5/7.5 mm Hg. Patients in the 20 mg tadalafil group had a mean blood pressure decline of 5.5/8.3 mm Hg. Results at both doses were statistically significantly better than the mean 2.1/3.0 mm Hg decrease noted among patients in the placebo group. Treatment was well tolerated by the men and women in the study. Dyspepsia and headache were the most frequent adverse events. The magnitude of reduction in blood pressure induced by tadalafil in this clinical trial would likely be insufficient for tadalafil to compete successfully in the broad hypertension marketplace for first line therapy. Lilly ICOS is considering next steps for this program.

Pulmonary Arterial Hypertension (PAH)

In August 2005, Lilly ICOS initiated a Phase 3 study to evaluate the efficacy and safety of tadalafil, compared to placebo, for the treatment of PAH. The study is being conducted in North America, Europe and Japan, and patient enrollment is ongoing.

Discovery and Preclinical Research

We continue to evaluate possible new product candidates in our discovery and preclinical research programs. Our most advanced discovery and preclinical research compounds include a cell cycle checkpoint/DNA repair inhibitor, for its potential to improve the effectiveness of radiation and chemotherapy treatments, and an oral leukocyte function-associated antigen one (LFA-1) antagonist that is potentially useful in the treatment of inflammatory diseases. Psoriasis will be the initial disease target for the LFA-1 antagonist.

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

Our condensed consolidated statements of operations for the three and nine months ended September 30, 2006, include compensation expense related to (i) stock-based awards granted prior to, but not fully vested as of, January 1, 2006, based on grant-date fair values estimated in accordance with the proforma provisions of FAS 123, and (ii) stock-based awards granted in 2006, based on grant-date fair values estimated in accordance with FAS 123R.

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

The assumptions used in calculating the fair value of stock-based compensation awards involve inherent uncertainties and the application of management judgment. If factors were to change, and we used different assumptions, depending on the nature and amount of our future stock-based awards, our stock-based compensation expense in the future could be materially different from that reported for 2006 or proforma for years before 2006. In addition, if our actual forfeiture rate varies significantly from our current estimate, the amount of stock-based compensation expense recognized in future periods will be affected.

General

Our results of operations may vary significantly from period to period. Operating results will depend on, among other factors: market demand and competition for our product, Cialis, and other products marketed by us or our affiliates; the timing, cost and success of new product launches (or launches of new dosage regimens for existing products) by us or our affiliates; the timing and magnitude of other operating expenses, including expenses of Lilly ICOS; the level of funding by collaboration partners; and the nature, timing and progression of research, development, marketing, sales and contract manufacturing activities. We may experience significant fluctuations in collaboration revenue, revenue from licenses of technology, revenue from co-promotion services, and contract manufacturing revenue. Collaboration revenue will vary depending upon the timing and amount of marketing and sales activities, the extent and timing of research and development collaboration activities, and our level of participation in those activities. Revenue from licenses of technology will vary as a result of (i) the nature and extent of product collaboration and other licensing transactions, (ii) the timing of milestone payments, and (iii) changes in estimated development costs and/or expected completion dates, which depend on the success of clinical studies and other research and development efforts. Revenue from co-promotion services depends on the nature and extent of co-promotion arrangements that we may enter into. Contract manufacturing revenue may fluctuate depending upon our needs to manufacture our own internal product candidates, our ability to attract third parties to utilize any remaining manufacturing capacity and the particular terms and the nature of the development and manufacturing services that we provide.

Condensed Consolidated Statements of Operations

The following table shows our reported results of operations for the three and nine months ended September 30, 2006 and 2005 and proforma amounts, for the three and nine months ended September 30, 2005, as if we had applied the provisions of FAS 123R in those periods.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005 - Proforma	2005 - As Reported	2006	2005 - Proforma	2005 - As Reported
	(In thousands, except per share data)
Revenue
Lilly ICOS collaboration	$16,375	$13,628	$13,628	$47,247	$36,681	$36,681
Contract manufacturing	4,265	5,347	5,347	10,668	11,323	11,323
Co-promotion services	—	1,791	1,791	—	4,634	4,634

Total revenue	20,640	20,766	20,766	57,915	52,638	52,638

Equity in income (losses) of Lilly ICOS	39,974	10,038	10,038	110,650	(11,330)	(11,330)

Operating expenses
Research and development	25,343	24,516	21,435	76,911	74,581	64,943
Marketing and selling	13,168	11,938	10,871	39,798	35,178	31,854
Cost of contract manufacturing	4,641	4,726	4,350	11,430	10,464	9,432
General and administrative	8,121	8,676	5,324	25,056	24,880	15,296

Total operating expenses	51,273	49,856	41,980	153,195	145,103	121,525

Operating income (loss)	9,341	(19,052)	(11,176)	15,370	(103,795)	(80,217)

Other income (expense)
Interest expense	(1,704)	(1,704)	(1,704)	(5,113)	(5,113)	(5,113)
Interest and other income	2,302	1,426	1,426	5,479	4,867	4,867

Total other income (expense)	598	(278)	(278)	366	(246)	(246)

Income (loss) before income taxes	9,939	(19,330)	(11,454)	15,736	(104,041)	(80,463)
Provision for income taxes	220	—	—	595	—	—

Net income (loss)	$9,719	$(19,330)	$(11,454)	$15,141	$(104,041)	$(80,463)

Net income (loss) per share
Basic and diluted	$0.15	$(0.30)	$(0.18)	$0.23	$(1.63)	$(1.26)

Weighted average common shares outstanding
Basic	64,552	64,075	64,075	64,450	63,940	63,940

Diluted	65,223	64,075	64,075	65,165	63,940	63,940

Net income (loss)

Our net income was $9.7 million ($0.15 per diluted share) for the three months ended September 30, 2006, compared to a proforma net loss of $19.3 million ($0.30 per share) and a reported net loss of $11.5 million ($0.18 per share), both for the three months ended September 30, 2005. Our net income was $15.1 million ($0.23 per diluted share) for the nine months ended September 30, 2006, compared to a proforma net loss of $104.0 million ($1.63 per share) and a reported net loss of $80.5 million ($1.26 per share), both for the nine months ended September 30, 2005.

Revenue

Total revenue was $20.6 million in the third quarter of 2006, compared to $20.8 million in the third quarter of 2005. Total revenue was $57.9 million in the first nine months of 2006, compared to $52.6 million for the first nine months of 2005.

Lilly ICOS collaboration revenue totaled $16.4 million in the 2006 third quarter, compared to $13.6 million in the third quarter of 2005, and was $47.2 million for the first nine months of 2006, compared to $36.7 million for the first nine months of 2005. The increases in the third quarter of 2006, as compared to 2005, primarily reflect reimbursement for 100% of the costs of 40 contract (non-employee) sales representatives retained by ICOS to promote Cialis in the U.S. beginning in January 2006. The increases in the nine months ended September 30, 2006, as compared to 2005, reflect the aforementioned reimbursement of costs associated with the contract sales representatives, as well as incremental research and development activities performed by ICOS personnel on behalf of Lilly ICOS during 2006.

Co-promotion services revenue was $1.8 million and $4.6 million, respectively, in the three and nine months ended September 30, 2005, representing fees earned under an arrangement, with Solvay Pharmaceuticals, Inc., which ended in December 2005.

Equity in income (losses) of Lilly ICOS

Our equity in income of Lilly ICOS was $40.0 million and $110.7 million, respectively, in the three and nine months ended September 30, 2006, compared to equity in income of $10.0 million and equity in losses of $11.3 million, respectively, in the three and nine months ended September 30, 2005. See Lilly ICOS Results of Operations later herein.

Operating Expenses

Total operating expenses were $51.3 million for the three months ended September 30, 2006, compared to $49.9 million proforma and $42.0 million as reported, both for the three months ended September 30, 2005. Total operating expenses were $153.2 million for the nine months ended September 30, 2006, compared to $145.1 million proforma and $121.5 million as reported both for the nine months ended September 30, 2005.

Research and development

Research and development expenses were $25.3 million for the three months ended September 30, 2006, compared to $24.5 million proforma for the three months ended September 30, 2005. Research and development expenses were $76.9 million for the nine months ended September 30, 2006, compared to $74.6 million proforma for the nine months ended September 30, 2005. The increases reflect incremental activities performed on behalf of Lilly ICOS and higher expenses associated with discovery and preclinical research and development programs. Proforma research and development expense during the first nine months of 2005 includes $3.7 million in costs associated with a clinical program which was discontinued in the 2005 first quarter.

The following table provides information regarding our research and development expenses, by project:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005 - Proforma	2005 - As Reported	2006	2005 - Proforma	2005 - As Reported
	(In thousands)			(In thousands)
Cialis (tadalafil) (approved product)	$7,314	$6,201	$5,450	$20,472	$16,103	$13,824
Discontinued clinical project	—	—	—	—	3,690	3,425
Indirect clinical costs	1,959	2,393	1,830	6,258	7,473	5,581
Discovery and preclinical research	16,070	15,922	14,155	50,181	47,315	42,113

Total research and development expenses	$25,343	$24,516	$21,435	$76,911	$74,581	$64,943

Marketing and selling

Marketing and selling expenses were $13.2 million for the three months ended September 30, 2006, compared to $11.9 million proforma for the three months ended September 30, 2005. Marketing and selling expenses were $39.8 million for the nine months ended September 30, 2006, compared to $35.2 million proforma for the nine months ended September 30, 2005. The increases primarily reflect the costs of the 40 contract (non-employee) sales representatives retained to promote Cialis in the U.S. beginning in January 2006.

General and administrative

General and administrative expenses were $8.1 million for the three months ended September 30, 2006, compared to $8.7 million proforma for the three months ended September 30, 2005. General and administrative expenses were $25.1 million for the nine months ended September 30, 2006, compared to $24.9 million proforma for the nine months ended September 30, 2005. The decrease in the three months ended September 30, 2006, as compared to 2005, relates primarily to lower stock-based compensation, partially offset by legal costs related to the proposed acquisition by Lilly. The higher year-to-date costs in 2006, as compared to 2005, reflect higher employee salaries and outside legal costs, partially offset by lower stock-based compensation.

Interest and Other Income

Interest and other income was $2.3 million and $5.5 million, respectively, for the three and nine months ended September 30, 2006, compared to $1.4 million and $4.9 million, respectively, for the three and nine months ended September 30, 2005. The increases primarily reflect higher average invested balances and higher interest rates earned during 2006 compared to 2005.

Income Taxes

We recognized $0.2 million and $0.6 million in U.S. Federal alternative minimum tax for the three and nine months ended September 30, 2006. No income tax expense was recorded in 2005.

Lilly ICOS Results of Operations

See Note 3 of the Notes to Condensed Consolidated Financial Statements for a condensed summary of Lilly ICOS’ operating results for the three and nine months ended September 30, 2006 and 2005.

Worldwide net product sales of Cialis for the three months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Lilly ICOS territories:
United States	$94,946	$77,437	$271,262	$191,300
Europe	75,427	61,992	214,387	179,181
Canada and Mexico	20,205	14,728	54,864	40,752

Total Lilly ICOS	190,578	154,157	540,513	411,233
Royalty territories	55,040	40,860	161,240	124,860

Worldwide total	$245,618	$195,017	$701,753	$536,093

Total Lilly ICOS revenue for the third quarter of 2006 was $201.6 million, compared to $162.3 million for the third quarter of 2005. Total Lilly ICOS revenue for the first nine months of 2006 was $574.3 million, compared to $436.2 million for the first nine months of 2005.

Net sales of Cialis in the U.S. increased $17.5 million (22.6%) and $80.0 million (41.8%), to $94.9 million and $271.3 million, respectively, in the three and nine months ended September 30, 2006, compared to the same periods in the prior year. Net sales of Cialis in Europe increased $13.4 million (21.7%) and $35.2 million (19.6%), to $75.4 million and $214.4 million, respectively, in the three and nine months ended September 30, 2006, compared to the same periods in the prior year. Net sales of Cialis in Canada and Mexico, combined, increased $5.5 million (37.2%) and $14.1 million (34.6%), to $20.2 million and $54.9 million, respectively, in the three and nine months ended September 30, 2006, compared to the same periods in the prior year. The net sales increases reflect the impact of market share gains, market growth and price increases since the beginning of 2005. The U.S. net sales increase for the 2006 nine months also reflects the impact of an estimated $27 million in aggregate U.S. wholesaler inventory reductions during the 2005 first quarter.

Total Lilly ICOS expenses were $121.9 million in the third quarter of 2006, compared to $142.6 million in the third quarter of 2005. Total expenses were $353.9 million in the first nine months of 2006, compared to $459.8 million in the first nine months of 2005.

Cost of sales, including royalties payable by Lilly ICOS equal to 5.0% of its net product sales, was 7.9% of net product sales in both the three and nine months ended September 30, 2006 compared to 8.0% and 8.3%, respectively, of net product sales in the three and nine months ended September 30, 2005. The percentage decrease was primarily the result of price increases in 2005 and 2006.

Selling, general and administrative expenses decreased $20.3 million from the third quarter of 2005, to $91.8 million in the 2006 third quarter. Selling, general and administrative expenses decreased $106.7 million from the first nine months of 2005, to $268.7 million in the first nine months of 2006. The decreases for both periods were primarily due to refinements in the U.S. sales force configuration and lower consumer marketing expenses.

Research and development expenses decreased to $15.1 million in the third quarter of 2006, compared to $18.0 million in the third quarter of 2005. Research and development expenses decreased to $42.4 million in the first nine months of 2006, compared to $50.3 million in the first nine months of 2005. These decreases were primarily the result of completing, in 2005, a BPH Phase 2 clinical study as well as other regulatory studies, partially offset by increased costs associated with the PAH and BPH clinical studies in 2006.

Liquidity and Capital Resources

At September 30, 2006, we had cash, cash equivalents, investment securities and associated interest receivable of $187.8 million, compared to $162.8 million at December 31, 2005. The increase is primarily a result of cash provided by operating activities for the nine months ended September 30, 2006.

We generated $26.4 million in cash from operating activities during the nine months ended September 30, 2006, compared to using $71.0 million during the nine months ended September 30, 2005. The change in operating cash flow primarily reflects $99.6 million in cash distributions received from Lilly ICOS during the first nine months of 2006. We expect to receive future cash distributions from Lilly ICOS, subject to Lilly ICOS’ continuing profitability and cash requirements.

We used $18.6 million in cash from investing activities during the first nine months of 2006, compared to generating $58.9 million during the first nine months of 2005. Cash used for investing activities during the first nine months of 2006 included a $13.3 million net increase in our investment portfolio, compared to a $99.2 million net decrease in our investment portfolio during the first nine months of 2005. We invested $36.8 million in Lilly ICOS during the first nine months of 2005.

Net cash provided by financing activities (from the exercise of stock options) totaled $3.4 million in the first nine months of 2006, compared to $5.5 million in the first nine months of 2005.

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

At September 30, 2006, our financial instruments include cash, cash equivalents, marketable investment securities, receivables, accounts payable and convertible subordinated debt. We do not use derivative financial instruments in our investment portfolio. Our exposure to market risk for changes in interest rates relates primarily to our marketable investment securities and convertible subordinated debt. Because of the relatively short maturities of our investments, we do not expect interest rate fluctuations to materially affect the aggregate value of our financial assets. The fair value of our convertible subordinated debt is expected to change inversely to changes in interest rates. Also, the fair value of our convertible subordinated debt is expected to change as our stock price and the expected volatility of our stock price change. The fair value of our convertible subordinated debt was $237.2 million at September 30, 2006, with a carrying amount of $278.7 million at that date.

ITEM 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, have concluded that, as of that date, our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	Other Information

ITEM 1.	Legal Proceedings

On October 18, 2006, two purported shareholder class action lawsuits (Max Kaiser v. ICOS Corporation, et al. (Case No. 06-2-11897-7) and Michael Boteler v. ICOS Corporation, et al. (Case No. 06-2-11898-5)) were filed in Snohomish County (WA) Superior Court on behalf of ICOS shareholders concerning the proposed acquisition of all of ICOS’ outstanding common stock by Eli Lilly and Company. The complaint names as defendants ICOS, certain of its officers and directors, and Lilly and alleges that the ICOS defendants breached their fiduciary duties by adopting the Merger Agreement and approving the proposed transaction. The complaints seek an injunction preventing the completion of the proposed transaction, and to recover unspecified damages. ICOS believes the lawsuits are without merit and intends to defend the actions vigorously.

For a description of our other material pending legal proceedings, see notes to our Condensed Consolidated Financial Statements in Part I, Item 1 and Risk Factors in Part II, Item 1A. See also Part I, Item 3 of our annual report on Form 10-K for the year ended December 31, 2005 and Part II, Item 1 of our quarterly report on Form 10-Q for the quarter ended March 31, 2006.

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

Risks Related to the Pending Acquisition by Eli Lilly and Company

Failure to complete the merger with Lilly could negatively impact our stock price and adversely affect our future financial condition, operations and prospects.

If the merger with Lilly is not completed for any reason, we may be subject to a number of material risks, including the following:

•	if the merger agreement is terminated, we may be required in specific circumstances, to pay a termination fee of $55 million to Lilly;

•	the price of our common stock may decline to the extent that the current market price of our stock reflects an assumption that the merger will be completed;

•	we must pay our expenses related to the merger, including substantial legal, accounting and financial advisory fees, and other expenses related to the merger, even if the merger is not completed; and

•	our day-to-day operations may be disrupted due to the substantial time and effort our management must devote to completing the transaction.

These risks could negatively impact our stock price and adversely affect our future financial condition, operations and prospects.

In addition, our current and prospective employees may experience uncertainty about their future role with Lilly until Lilly’s strategies with regard to us are announced or executed. This may adversely affect our ability to attract and retain key management, research and development, manufacturing, sales and marketing and other personnel.

We intend to comply with the securities and antitrust laws of the United States and any other jurisdiction in which the proposed transaction is subject to review. The reviewing authorities may seek to impose conditions before giving their approval or consent to the transaction. A delay in obtaining the necessary regulatory approvals will delay the completion of the transaction. We have not yet obtained any governmental or regulatory approvals required to complete the transaction. We may be unable to obtain these approvals or to obtain them within the timeframe contemplated by the merger agreement.

If the merger agreement is terminated and our board of directors determines to seek another merger or business combination, it may not be able to find a partner willing to pay an equivalent or more attractive price than that which would have been paid in the merger with Lilly.

Risks Related to Our Business

We have a history of losses and may be unable to sustain profitability.

We have incurred significant operating losses since we began operations in 1990. As of September 30, 2006, we had an accumulated deficit of $847.4 million. We cannot assure you that we will be able to maintain or increase profitability. Directly, and through Lilly ICOS, we expect to continue to incur substantial marketing and other expenses related to commercializing Cialis in the United States, Europe, Mexico and Canada. Furthermore, Lilly ICOS may incur significant expenses in demonstrating safety and efficacy in order to provide a basis for seeking regulatory approvals to market tadalafil in new indications and dosage regimens. We anticipate that operating expenses will increase in the future as we continue development of our potential products, seek to obtain necessary regulatory approvals and manufacture and market these product candidates. Lilly ICOS and/or ICOS may be unable to generate sufficient revenues from Cialis and other products to maintain profitability. Overall changes in market demand for erectile dysfunction drugs, and Lilly ICOS’ ability to capture and retain market share, will significantly affect revenues and expected profitability from Cialis and, in turn, our results of operations and cash flows.

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

We do not currently have facilities to manufacture Cialis or our product candidates in quantities necessary for commercial sale. In addition, our manufacturing capacity may be inadequate to complete all clinical studies contemplated by us over time. We intend to rely significantly on contract manufacturers, including collaboration partners, to produce large quantities of drug material needed for clinical studies and commercialization of Cialis and our potential products. Cialis is currently manufactured by Lilly. Lilly recently announced that it will discontinue operations at a facility that manufactures Cialis for markets outside the United States. Lilly will need to transition this manufacturing to another facility and we will be dependent on Lilly to avoid an interruption in supply. In general we depend, and will continue to depend on contract manufacturers to deliver materials on a timely basis and to comply with regulatory requirements, including Good Manufacturing Practices, or GMP, regulations enforced by the FDA through its facilities inspection program. Contract manufacturers may be unable to meet our needs with respect to timing, quantity or quality of materials, and may fail to satisfy applicable regulatory requirements with respect to the manufacture of these materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our revenues and potential profitability may be lower.

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

Our success depends to a significant extent on our ability and the ability of our collaboration partners to obtain, maintain and enforce patents and other proprietary rights. Patent law relating to the scope of claims in the pharmaceutical and biotechnology fields in which we operate is still evolving and subject to a substantial degree of uncertainty. Accordingly, there may be third-party patents or patent applications relevant to Cialis or our potential products that might block or compete with the technologies and products covered by our patents or patent applications. We also cannot be certain that our pending patent applications will result in issued patents or that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology. A third party has filed a claim seeking to add three individuals as co-inventors on two ICOS patents. This lawsuit is described herein, in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1, in Part I, Item 3, of our annual report on Form 10-K for the year ended December 31, 2005, and in Part II, Item 1, of our quarterly report on Form 10-Q for the quarter ended March 31, 2006.

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

Patent litigation is common in the pharmaceutical industry. Third parties may assert patent or other intellectual property infringement claims against us or our collaboration partners regarding Cialis or our potential products. For example, we are subject to a patent lawsuit filed by Pfizer in October 2002, which alleges that the use, offering for sale, selling, manufacture or importing of Cialis, into the United States, for the treatment of erectile dysfunction by any of the defendants infringes one claim of a U.S. patent held by Pfizer. This lawsuit is described herein, in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1, in Part I, Item 3, of our annual report on Form 10-K for the year ended December 31, 2005, and in Part II, Item 1, of our quarterly report on Form 10-Q for the quarter ended March 31, 2006.

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

Subject to the terms of our merger agreement with Lilly, we may acquire, merge with or invest in other businesses, products or technologies that are intended to complement our existing business. From time to time in the ordinary course of business, we have had, and expect to continue to have, discussions and negotiations with companies regarding business combinations or investing in these companies’ businesses, products or technologies. Our management has limited or no prior experience in assimilating acquired or merged companies. Any acquisitions or investments we complete will likely involve some or all of the following risks:

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

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Note
2.1	Agreement and Plan of Merger, dated as of October 16, 2006, by and among Eli Lilly and Company, Tour Merger Sub, Inc., and ICOS Corporation.	A

4.1	Amendment No. 2 to Rights Agreement, dated October 16, 2006 by and between ICOS Corporation and Mellon Investor Services LLC.	A

10.1	Amended and Restated Change in Control Severance Agreement by and between Paul N. Clark and ICOS Corporation, dated October 16, 2006.	B

10.2	Amended and Restated Change in Control Severance Agreement by and between Gary L. Wilcox and ICOS Corporation, dated October 16, 2006.	B

10.3	Form of Amended and Restated Change in Control Severance Agreement (entered into by and between ICOS Corporation and each of Leonard Blum, David Goodkin, John Kliewer, Thomas St. John, Michael Stein, Clifford Stocks and Michele Yetman, in each case dated October 16, 2006).	B

10.4	Change in Control Severance Agreement by and between Shing Chang and ICOS Corporation, dated October 16, 2006.	B

10.5	ICOS Corporation Retention, Sale and Special Recognition Bonus Plan	B

31.1	Section 302 Certification of Paul N. Clark	C

31.2	Section 302 Certification of Michael A. Stein	C

32.1	Certification of Paul N. Clark Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	C

32.2	Certification of Michael A. Stein Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	C

(b) Reports on Form 8-K

•	On October 17, 2006, ICOS filed a report on Form 8-K reporting an Agreement and Plan of Merger with Eli Lilly and Company.

•	On October 20, 2006, ICOS filed a report on Form 8-K reporting entry into material agreements related to the Agreement and Plan of Merger with Eli Lilly and Company, including a change in Control Severance Plan and Agreements and Retention, Sale, and Special Recognition Bonus Plan.

Legend to Exhibit Index:

Note
A	Filed as an exhibit to the Company’s Form 8-K Current Report on October 17, 2006 (File No. 000-19171) and incorporated herein by reference.

B	Filed as an exhibit to the Company’s Form 8-K Current Report on October 20, 2006 (File No. 000-19171) and incorporated herein by reference.

C	Filed with this document.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICOS CORPORATION

Date: November 2, 2006	By:	/s/ MICHAEL A. STEIN
Michael A. Stein
Senior Vice President and Chief Financial Officer (Principal Financial Officer)